Form 10-K
period 2020-12-31
Zai Lab Ltd
filed 2021-03-01
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2020
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number:
001-38205

ZAI LAB LIMITED
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1144595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4560 Jinke Road Bldg. 1, Fourth Floor Pudong Shanghai, China	201210
(Address of principal executive offices)	(Zip Code)
+86 21 6163 2588
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 1 Ordinary Share, par value $0.00006 per share	ZLAB	The Nasdaq Global Market

Ordinary Shares, par value $0.00006 per share*	9688	The Stock Exchange of Hong Kong Limited

*
Included in connection with the registration of the American Depositary Shares with the Securities and Exchange Commission. The ordinary shares are not registered or listed for trading in the United States but are listed for trading on The Stock Exchange of Hong Kong Limited.

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes   ☐    No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.:

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes   ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of American Depositary Shares (“ADSs”), each representing one ordinary share, held by non-affiliates
of the registrant was approximately US$6.2 billion, based upon the closing price of the registrant’s ADSs on the Nasdaq Global Market of US$82.13 on June 30, 2020.
As of February 26, 2021, 88,592,343 ordinary shares, par value $0.00006 per share, were outstanding, of which 6
0,078,450
ordinary shares were held in the form of ADSs.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form
10-K.

Zai Lab Limited
Annual Report on Form
10-K

-i-

Forward-Looking Statements
This Annual Report on Form
10-K
contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, our operational results and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “seek,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form
10-K
and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. In the next section, we summarize some of those related risks. Although we base our forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form
10-K.
In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form
10-K,
those results or developments may not be indicative of results or developments in subsequent periods.
Note on Company—Usage of Terms
Unless the context requires otherwise, references in this Annual Report to “Zai Lab,” the “Company,” “we,” “us,” and “our” refer to Zai Lab Limited and its subsidiaries, on a consolidated basis; “Greater China” refers to mainland China, Hong Kong, Macau, and Taiwan; and “China” refers to mainland China.

-ii-

Summary of Significant Risk Factors
The following is a summary of significant risk factors and uncertainties that may affect our business which are discussed in more detail below in “Part I—Item 1A—Risk Factors” included in this Annual Report:

•	our ability to successfully commercialize ZEJULA, Optune and any other products and product candidates that we may obtain regulatory approval for;

•
the anticipated amount, timing and accounting of revenues; contingent, milestone, royalty and other payments under licensing, collaboration, and acquisition agreements; tax positions and contingencies; collectability of receivables;
pre-approval
inventory; cost of sales; research and development costs; compensation and other selling, general and administrative expenses; amortization of intangible assets; foreign currency exchange risk; estimated fair value of assets and liabilities; and impairment assessments;

•	expectations, plans and prospects relating to sales, pricing, growth and launch of our marketed and pipeline products;

•
the potential impact of increased product competition in the markets in which we compete, including increased competition from new originator therapies, generics, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways, including generic or biosimilar versions of our products;

•	patent terms, patent term extensions, patent office actions and expected availability and any period of regulatory exclusivity;

•
the timing, outcome and impact of administrative, regulatory, legal or other proceedings related to our patents and other proprietary and intellectual property rights, tax audits, assessments and settlements, pricing matters, sales and promotional practices, product liability and other matters;

•
the drivers for growing our business, including our plans and intention to commit resources relating to discovery, research and development programs and business development opportunities as well as the potential benefits and results of certain business development transactions;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•
the expectations, development plans and anticipated timelines, including costs and timing of potential clinical trials, filings and approvals of our products, product candidates and pipeline programs, including collaborations with third-parties, as well as the potential therapeutic scope of the development and commercialization of our and our collaborators’ pipeline products;

•
reputational or financial harm to our business arising from adverse safety events, including product liability claims or lawsuits affecting our or any of our licensors’ marketed products, generic or biosimilar versions of our or any of our licensors’ marketed products or any other products from the same class as one of our or any of our licensors’ products;

•
unexpected impacts on our business operations including sales, expenses, supply chain, manufacturing, cyber-attacks or other privacy or data security incidents, research and development costs, clinical trials and employees;

•
the potential impact of measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, including the impact of pricing actions and reduced reimbursement for our products;

•
our manufacturing capacity, use of third-party contract manufacturing organizations, plans and timing relating to changes in our manufacturing capabilities or activities in new or existing manufacturing facilities;

•	lease commitments, purchase obligations and the timing and satisfaction of other contractual obligations;

-iii-

•	the impact of new laws, regulatory requirements, judicial decisions and accounting standards;

•	the disruption of our business relationships with our licensors;

•
the direct and indirect impact of the
COVID-19
pandemic on our business and operations, our and our partners’ ability to effectively travel, as needed, during the
COVID-19
pandemic, and the duration and impact of
COVID-19
or any of its variants that may affect, precipitate or exacerbate one or more of any of the risks and uncertainties mentioned in this section;

•	our ability to effectively manage our growth;

•	the disruption in the capital or credit markets which may adversely impact our ability to obtain necessary capital or credit market financing;

•	the geopolitical tensions that exist between China and the United States may adversely affect our business, our ability to grow, and our access to necessary capital or credit markets;

•	our ability to retain key executives and to attract, retain and motivate personnel; and

•	other risks and uncertainties, including those listed under “Part I—Item 1A—Risk Factors”.
These factors should not be construed as exhaustive and should be read with the other cautionary statements and other information in this Annual Report and our other filings with the SEC.

-iv-

PART I
Item 1. Business
Overview
We are an innovative, research-based, commercial stage biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on developing and commercializing therapies that address medical conditions with unmet needs in oncology, autoimmune disorders and infectious disease. Our aim is to become a leading global biopharmaceutical company discovering, developing and commercializing products to extend and improve the lives of patients worldwide. Since 2014, we have taken steps to execute our strategy to become a fully-integrated global biopharmaceutical company with substantial research and development, business development and commercialization capabilities. To date, we have:

•	received approval for and commercialized two products (ZEJULA and Optune);

•	been granted Priority Review by the China National Medical Products Administration (NMPA) for two New Drug Applications (NDA), for QINLOCK and NUZYRA;

•
expanded our pipeline to increase our product candidates under development from four in 2015 to twenty-one
today in oncology, autoimmune disorders and infectious diseases, including eleven programs in late-stage clinical development;

•
partnered with established biopharmaceutical and leading healthcare companies such as GlaxoSmithKline (GSK), Novocure, argenx, Turning Point, Deciphera and Incyte Corporation, through in-licensing
product candidates to position ourselves as a partner of choice for the development and commercialization of novel therapeutics in Greater China;

•	achieved pricing reimbursement for ZEJULA in China through its inclusion on the National Reimbursement Drug List (NRDL);

•	built a commercial organization of approximately 600 employees;

•	increased our research and development team to approximately 450 employees;

•	assembled a leadership team of seasoned industry veterans with extensive pharmaceutical research, development and commercialization experience in both global and Chinese biopharmaceutical companies;

•	advanced our in-house discovery pipeline and capabilities targeting global markets;

•	built-out our facilities in China to support our regulatory, clinical, manufacturing and commercial infrastructure in eleven locations across Greater China and the United States;

•	acquired land-use rights for 50,851 square meters of land in Suzhou for the purpose of constructing and operating a research center; and

•	expanded our U.S. footprint by opening a 20,000-square-foot research facility in the San Francisco Bay area and a new corporate office in Cambridge, Massachusetts.
We are committed to our goal of becoming a leading global biopharmaceutical company focused on discovering, developing and commercializing products to extend and improve the lives of patients worldwide. We intend to continue to pursue a strategy of growth and development by: (i) expanding our product candidate pipeline through global collaborations and corporate development activities; (ii) capitalizing on commercial opportunities for our approved products; and (iii) investing in our global pipeline by advancing our internally discovered novel therapeutics. We also plan to expand our collaborations with leading academic institutions in both the United States and Greater China. We believe that this strategy, supported by the above actions we have taken and will continue to take, will bring us closer to achieving our goal of becoming a leading global biopharmaceutical company.

Our Approved Products and Product Candidates under Priority Review by the NMPA
The following table summarizes the status of our commercial products, as well as the status of product candidates that are under Priority Review by the NMPA:

Product	Indications	Regulatory Status	Commercial Rights	Partner
	1 st line ovarian cancer 2 nd line ovarian cancer	Launched in China, Hong Kong and Macau	China, Hong Kong and Macau

	Newly diagnosed and recurrent glioblastoma multiforme (GBM)	Launched in China, Hong Kong and Macau	China, Hong Kong, Macau and Taiwan

	4 th line gastrointestinal stromal tumors (GIST)	Priority Review in China	China, Hong Kong, Macau and Taiwan

	Acute bacterial skin and skin structure infection (ABSSSI) Community-acquired bacterial pneumonia (CABP)	Priority Review in China	China, Hong Kong, Macau and Taiwan
ZEJULA (Niraparib)
ZEJULA is a once-daily small-molecule poly
(ADP-ribose)
polymerase 1/2, or PARP 1/2, inhibitor. A PARP inhibitor blocks the ability of cancer cells to repair themselves after they have been damaged by radiation and certain chemotherapies. This inhibition of DNA damage repair can result in both the inability of cancer cells to replicate themselves and in programmed cell death.
In September 2016, we entered into an exclusive license agreement with Tesaro Inc. (a company later acquired by GSK) to develop and commercialize ZEJULA in China, Hong Kong and Macau. We have the exclusive right to develop and commercialize ZEJULA in the licensed territories for all potential indications except prostate cancer. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—GSK.”
ZEJULA was first approved in March 2017 by the United States Food and Drug Administration (FDA) for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer who exhibit a complete or partial response to platinum-based chemotherapy. Subsequently, in 2019, the FDA approved ZEJULA for treatment of patients with advanced ovarian, fallopian tube or primary peritoneal cancer treated with three or more prior chemotherapy regimens and whose cancer is associated with homologous recombination deficiency (HRD)-positive status, and in 2020 approved it as a monotherapy first-line maintenance treatment for women with advanced ovarian cancer who are in complete or partial response to first-line platinum-based chemotherapy regardless of biomarker status.
The European Medicines Agency (EMA) approved ZEJULA in November 2017 as a monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed high grade serous epithelial ovarian, fallopian tube or primary peritoneal cancer who are in complete response or partial response to platinum-based chemotherapy. Additionally, ZEJULA was approved by the EMA in October 2020 as first-line monotherapy maintenance treatment for adult patients with advanced epithelial (FIGO Stages III and IV) high-grade ovarian, fallopian tube or primary peritoneal cancer who are in complete or partial response following platinum-based chemotherapy, platinum-responsive advanced ovarian cancer, regardless of biomarker status.
As maintenance therapy, ZEJULA is for women who have had prior chemotherapy treatment, but are expected to see their cancer return. ZEJULA is intended to avoid or slow a recurrence of the cancer if it is in remission after prior treatment. A platinum-sensitive cancer is one that responded to initial platinum-based chemotherapy and remained in remission post-chemotherapy for more than six months.
Market Opportunity and Competition
We launched ZEJULA in Hong Kong in December 2018 for adult patients with platinum-sensitive relapsed high grade serous epithelial ovarian cancer who are in a complete response or partial response to platinum-based chemotherapy after approval by the Hong Kong Department of Health. ZEJULA was approved and launched in Macau in June 2019. We launched ZEJULA in China in January 2020 after approval in December 2019 by the NMPA as a second-line maintenance treatment for women with recurrent platinum-sensitive ovarian cancer. In September 2020, ZEJULA was approved by the NMPA as a maintenance treatment for adult patients with advanced epithelial ovarian, fallopian tube or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy. ZEJULA is the only PARP inhibitor approved by the FDA, the EMA and the NMPA for first-and
second-line maintenance treatment for women with platinum-responsive advanced ovarian cancer regardless of biomarker status, such as BRCA mutations.
In May 2020, ZEJULA was recommended as a monotherapy first-line maintenance treatment for women with platinum-responsive advanced ovarian cancer in the Ovarian Cancer PARP Inhibitor Clinical Guidelines published by Gynecological Oncology, Chinese Medical Association. In December 2020, ZEJULA was included in the updated National Reimbursement Drug List or the NRDL. As of January 31, 2021, ZEJULA was listed in 67 commercial health insurance plans and 44 supplemental insurance plans managed by municipal governments throughout China. Enrollment into this regional reimbursement program has improved and will improve access to ZEJULA for many patients in need across China.
We intend to pursue the approval and registration of ZEJULA for treatment across multiple solid tumor types in China, Hong Kong and Macau. We are also exploring the use of ZEJULA in multiple combination and monotherapy treatment options. In February 2020, we dosed the first patient in China in an open-label, single-arm,
multicenter, Phase Ib dose escalation and expansion clinical study to assess the safety and antitumor activity of tebotelimab in combination with ZEJULA for the treatment of patients with advanced or metastatic gastric adenocarcinoma or gastroesophageal junction adenocarcinoma (collectively as gastric cancer) who failed prior treatment. The primary endpoints of the study are to assess the safety of ZEJULA in combination with tebotelimab in patients with advanced gastric cancer and to determine the recommended Phase II dose. We expect to complete patient enrollment by the end of 2021.
Optune (Tumor Treating Fields)
Tumor Treating Fields (TTFields) therapy is a cancer treatment that uses electric fields tuned to specific frequencies to disrupt cancer cell division. TTFields therapy is delivered through a portable medical device. The complete delivery system, called Optune or Optune Lua, includes a portable electric field generator, arrays, rechargeable batteries and accessories. Sterile, single-use
arrays are placed directly on the skin in the region surrounding the tumor and connected to the electric field generator to deliver therapy. Arrays are changed when hair growth or the hydrogel reduces array adhesion to the skin. The therapy is designed to be delivered continuously throughout the day and night, and efficacy is strongly correlated to time on therapy. When the device is turned on, TTFields are continuously generated within the specific region of the body covered by the arrays. Healthy tissues located outside of this region remain unaffected by the therapy.
In 2015, Optune was approved by the FDA for the treatment of adult patients with newly diagnosed GBM in combination with temozolomide (TMZ), a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. Optune is also approved or has a CE certificate for the treatment of GBM in the European Union, Japan and certain other countries.
In September 2018, we entered into an exclusive license agreement with Novocure to develop and commercialize Optune in Greater China in all human therapeutic and preventative uses in the field of oncology.

For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Novocure.” We launched Optune in Hong Kong in 2018 and in China in June 2020 after the NMPA approved Optune in May 2020 in combination with temozolomide for the treatment of patients with newly diagnosed GBM and also as a monotherapy for the treatment of patients with recurrent GBM.
Market Opportunity and Competition
GBM, a malignant form of astrocytoma, is the most aggressive form of brain cancer. In China, GBM represents about 47% of all newly diagnosed cases of brain cancer, with an estimated annual incidence of 53,600 patients in 2019. GBM is treated mainly by surgery, radiotherapy and temozolomide. Despite these treatments, prospects for long-term survival remains poor. In China, the five-year survival rate of GBM patients is less than 5%. Optune is the first treatment approved by the NMPA for GBM in China since 2007.
In August 2020, in Hong Kong, we launched Optune Lua, a portable medical device that delivers TTFields for the treatment of unresectable, locally advanced or metastatic malignant pleural mesothelioma (MPM). MPM is a type of cancer that occurs in the thin layer of tissue in the torso covering internal organs. In May 2019, Novocure received FDA approval for use of Optune Lua as a Humanitarian Use Device in combination with chemotherapy for the first-line treatment of adult patients with unresectable, locally advanced or metastatic MPM. For details about our clinical development of Tumor Treating Fields, see the subsection “Our Oncology Pipeline—Tumor Treating Fields.”
QINLOCK (ripretinib)
QINLOCK is an orally administered kinase switch control inhibitor. It is approved by the FDA for use in the United States to treat fourth-line advanced gastrointestinal stromal tumors (GIST), where significant unmet medical need exists.
In June 2019, we obtained an exclusive license from Deciphera to develop and commercialize QINLOCK in Greater China for the prevention, prophylaxis, treatment, cure or amelioration of any disease or medical condition in humans. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Deciphera.” In May 2020, the FDA approved QINLOCK for adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib.
Market Opportunity
We are exploring ripretinib for the treatment of GIST, the most common sarcomas of the gastrointestinal tract, which present most often in the stomach or small intestine.
In July 2020, the NMPA accepted the NDA submission of QINLOCK for fourth-line advanced GIST. That same month, QINLOCK was approved, pursuant to the special Named Patient Program (NPP), by the Health Commission and Medical Products Administration of Hainan Province as the first Urgently Needed Drug that can be taken from the Boao Pilot Zone by a designated patient. Under the NPP, patients may apply for permission to purchase a small amount of legally imported drugs that are not yet registered domestically (either inside or outside the Boao Pilot Zone) and which address urgent medical needs in the Boao Pilot Zone.
In August 2020, the NMPA granted Priority Review to the NDA submission for QINLOCK for the treatment of adult patients with advanced GIST who have received priority treatment with three or more kinase inhibitors. We have also received Clinical Trial Authorization (CTA) approval for the registrational study of QINLOCK in patients with second-line GIST. This study is ongoing.
NUZYRA (omadacycline)
NUZYRA is a broad-spectrum antibiotic in a new class of tetracycline derivatives known as aminomethylcyclines. NUZYRA is primarily being developed by our partner Paratek Pharmaceuticals, Inc., or

Paratek, for acute bacterial skin and skin structure infections (ABSSSI), community-acquired bacterial pneumonia (CABP) and urinary tract infections (UTI) in both the hospital and community settings. In October 2018, NUZYRA was approved by the FDA for once-daily oral or intravenous administration for the treatment of adults with CABP and ABSSSI. Our partner, Paratek, launched NUZYRA in the United States in February 2019.
In April 2017, we obtained an exclusive license from Paratek to develop, manufacture and commercialize NUZYRA in Greater China in all human therapeutic and preventive uses other than biodefense. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Paratek.”
Market Opportunity
The World Health Organization has identified the development of worldwide resistance to currently available antibacterial agents as one of the greatest threats to human health. We believe that NUZYRA’s potential use in multiple settings, including the emergency room, hospital and community care facilities, provides a significant benefit to patients as an empiric monotherapy. In 2015, the estimated incidence of ABSSSI and CABP in China was 2.8 million patients and 16.5 million patients, respectively.
We completed the technology transfer for NUZYRA in November 2017 to enable us to prepare for the manufacture of both oral tablets and intravenous injections of NUZYRA.
In February 2020, the NMPA accepted our NDA for NUZYRA for the treatment of CABP and ABSSSI. In May 2020, the NMPA granted Priority Review status for this NDA.

Our Pipeline of Product Candidates
The following table summarizes the status of our significant clinical pipeline assets as of February 28, 2021:

Note: * Greater China trial initiated, in preparation or currently being planned; (1) Phase Ib POC China-only trial, in combination with tebotelimab
(PD-1xLAG-3);
(2) MAA being prepared for submission in China; launched in Hong Kong; (3) Phase II pilot trial; (4) Global Phase III trial; registrational bridging trial ongoing in China; (5) Global Phase II potentially pivotal trial; (6) Registrational bridging trial on-going
in China; (7) Global Phase II/III trial and registration path in first-line gastric & GEJ cancer; in combination with retifanlimab
(PD-1)
and tebotelimab
(PD-1xLAG-3),
with or without chemotherapy, respectively; (8) Global Phase I/IIa trial; (9) Phase I POC China-only trial, in combination with brivanib; (10) Phase I/II POC China-only trial; (11) Phase Ib dose escalation trial completed; (12) BLA filed in December 2020 with FDA; and (13) Includes Greater China, South Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, Philippines, Singapore, Australia, New Zealand and Japan.
This Table illustrates our clinical pipeline assets, including their various stages of development, which are described more fully elsewhere in this Annual Report. For completeness, please read this Table in conjunction with the remainder of this Report.
Abbreviations: Greater China = China, Hong Kong, Macau, and Taiwan; I/O = immuno-oncology; MPM = malignant pleural mesothelioma; NSCLC =
non-small
cell lung cancer; GIST = gastrointestinal stromal tumors;
B-NHL
=
B-cell
non-Hodgkin
lymphoma; GEJ = gastroesophageal junction; HCC = hepatocellular carcinoma; gMG = generalized myasthenia gravis; PV = pemphigus vulgaris; CIDP = chronic inflammatory demyelinating polyneuropathy; NMPA = National Medical Products Administration; POC = proof of concept; MAA = Marketing Authorization Application; CTA = Clinical Trial Application; BLA = Biologics License Applications.
Our Oncology Pipeline
ZEJULA
ZEJULA is a once-daily small-molecule poly
(ADP-ribose)
polymerase 1/2, or PARP 1/2, inhibitor.

As discussed above, we have the exclusive right to develop and commercialize ZEJULA in our licensed territories for all potential indications except prostate cancer pursuant to an exclusive license agreement with GSK. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—GSK.”
We continue to explore ZEJULA for patients with breast cancer and non-small
cell lung cancer in China. In February 2020, we dosed the first patient in a Phase
I-b
proof-of-concept
China-only trial, in combination with tebotelimab
(PD-1xLAG-3).
We are also exploring the combination potential of ZEJULA with immuno-oncology therapy, targeted therapy and chemotherapy in the clinically relevant indications.
Tumor Treating Fields
TTFields therapy is a cancer treatment that uses electric fields tuned to specific frequencies to disrupt cancer cell division.
As discussed above, we have an exclusive license from Novocure to develop and commercialize Optune in Greater China in all human therapeutic and preventative uses in the field of oncology. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Novocure.”
Novocure continues to test TTFields against a broad range of solid tumor types. We intend to enroll patients in Greater China in the various global trials for TTFields.
In January 2020, we enrolled the first patient in a Phase II pilot clinical trial evaluating the safety and efficacy of TTFields in combination with chemotherapy as a first-line treatment in patients with gastric adenocarcinoma, a type of gastric cancer. In 2015, gastric cancer was the second most common cancer and the second-leading cause of death in China, with 679,100 newly diagnosed cases and 498,000 deaths. Gastric cancer is often diagnosed at an advanced stage and therefore has a very poor prognosis, with a five-year survival of only 35.9%. Current treatments of pancreatic cancer include surgical treatment, radiotherapy, chemotherapy, interventional therapy, endoscopic retrograde cholangiopancreatography- (ERCP-) related treatment and traditional Chinese medicine (TCM) treatments.
We will also be participating in the
PANOVA-3
Phase III pivotal trial of TTFields for pancreatic cancer.
PANOVA-3
is a global, open-label, randomized Phase III trial evaluating the efficacy of TTFields administered concomitantly with gemcitabine and nab-paclitaxel
as front-line treatment for patients with unresectable, locally advanced pancreatic cancer. According to the World Health Organization, pancreatic cancer was the ninth leading cancer type in China in 2020 with an estimated 124,994 newly diagnosed cases and 121,853 deaths. The current median survival of patients with metastatic pancreatic cancer is four to six months, and the five-year survival rate is 7.2%, making it the malignancy with the lowest survival rate in China. Current treatments of pancreatic cancer include surgical treatment, radiotherapy, chemotherapy, interventional therapy, ERCP-related treatment and TCM treatment.
We will also be participating in the Phase III pivotal LUNAR trial which is intended for patients who have recently been diagnosed with progression of NSCLC during or after platinum-based therapy. Lung cancer consists of NSCLC in approximately 85% of cases and small cell lung cancer (SCLC) in approximately 15% of cases. Lung cancer has the highest total incidence of any cancer in China. According to the World Health Organization, the incidence of lung cancer in China in 2020 was 815,563 cases, with 714,699 deaths. In China, the five-year survival rate of lung cancer is estimated to be about 20%.
We are preparing to submit to the NMPA a Marketing Authorization Application (MAA) for Optune Lua for MPM.
We are also participating in a clinical trial of TTFields that includes ovarian cancer
.
Ovarian cancer is one of the most common gynecologic cancers in China. Since early symptoms of ovarian cancer are not specific to the disease and are difficult to detect, approximately 70% of women are diagnosed with ovarian cancer when the disease is at an advanced stage, when prognosis is poor. Despite high response rates to platinum-based chemotherapy in the front-line setting, approximately 85% of patients will experience disease recurrence.
QINLOCK (ripretinib)
QINLOCK is an orally administered kinase switch control inhibitor. We are developing QINLOCK for the treatment of GIST. In August 2020, the NMPA granted Priority Review of the NDA for QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors. We have also received the CTA approval for the registrational study of QINLOCK in patients with second-line GIST.
The study is ongoing.
Odronextamab
Odronextamab is an investigational bispecific monoclonal antibody designed to trigger tumor killing by linking and activating a cytotoxic
T-cell
(binding to CD3) to a lymphoma cell (binding to CD20). Odronextamab has demonstrated clinical activity in heavily pre-treated
patients with late stages of follicular lymphoma (FL), diffuse large
B-cell
lymphoma (DLBCL) and other lymphomas in a Phase I trial and is currently being investigated in a potentially registrational Phase II program.
In April 2020, we entered into a collaboration agreement with Regeneron Ireland Designated Activity Company, an affiliate of Regeneron Pharmaceuticals, Inc., or Regeneron, pursuant to which we obtained the development rights and exclusive commercialization rights to odronextamab for oncology in Greater China. For further details of this collaboration , see “Overview of Our Material License and Strategic Collaboration Agreements—Regeneron.” In December 2020, Regeneron has announced that it is pausing new enrollment of patients with
B-cell
non-Hodgkin
lymphomas in its trials for odronextamab in compliance with an FDA partial clinical hold requesting that Regeneron amend the trial protocols in order to further reduce the incidence of
≥
Grade 3 cytokine release syndrome (CRS) during
step-up
dosing. Currently enrolled patients who are deriving clinical benefit from odronextamab may continue treatment following re-consent.
We have received CTA approval in China for and plan to join the open-label, multi-center, global, potentially registrational Phase II program evaluating the efficacy and safety of odronextamab in several disease-specific cohorts, including patients with R/R FL, DLBCL, mantle cell lymphoma (MCL), marginal zone lymphoma (MZL) and other
B-NHL
subtypes.
Repotrectinib
Repotrectinib is an investigational next-generation tyrosine kinase inhibitor (TKI) designed to effectively target ROS1 and TRK A/B/C in
TKI-naïve-
or -pretreated cancer patients. The FDA has granted orphan drug designation for the development of repotrectinib in NSCLC with adenocarcinoma histology, Breakthrough Therapy designation for the treatment of patients with ROS1-positive metastatic NSCLC who have not been treated with a ROS1 tyrosine kinase inhibitor
(TKI-naïve)
and three Fast Track designations.
In July 2020, we entered into an exclusive license agreement with Turning Point Therapeutics or Turning Point, to develop and commercialize repotrectinib in Greater China in all human therapeutic indications. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Turning Point.”
Turning Point is currently evaluating repotrectinib in
TRIDENT-1,
an ongoing Phase I/II trial of repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. We have submitted a Phase II registrational CTA and we anticipate opening additional sites for the
TRIDENT-1
Phase II registrational clinical study of repotrectinib in China. We plan to recruit patients in Greater China in the Phase II
TRIDENT-1
study in the first half of 2021.

MARGENZA
™
(margetuximab-cmkb)
Margetuximab is an investigational, immune-enhancing monoclonal antibody that targets HER2-expressing tumors, including certain types of breast and gastroesophageal cancers. On December 16, 2020, the FDA approved MARGENZA for use in the United States, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease. In June 2020, the FDA granted margetuximab an orphan drug designation for the treatment of patients with gastric and gastroesophageal junction (GEJ) cancer.
In November 2018, we entered into an exclusive license agreement, the MacroGenics Agreement, with MacroGenics, Inc., or MacroGenics, to develop and commercialize MARGENZA in Greater China in all human fields of use. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—MacroGenics.”
We are exploring regulatory approval pathways for MARGENZA in HER2-positive breast cancer in China. In February 2020, the first patient was dosed in our registrational bridging study of MARGENZA in combination with chemotherapy for the treatment of patients with metastatic HER2-positive breast cancer. During 2020 in China, there were approximately 416,370 newly diagnosed cases and approximately 117,175 deaths related to breast cancer. Approximately
20-25%
of all breast cancer cases are HER2-positive breast cancer.
In September 2020, we enrolled the first patient in Greater China in MAHOGANY, the MacroGenics-sponsored Phase II/III global study of margetuximab in combination with retifanlimab, a
PD-1
antibody, or tebotelimab, a
PD-1
x
LAG-3
bispecific DART molecule, with or without chemotherapy, as a potential first-line treatment of HER2-positive gastric cancer.
Bemarituzumab
Bemarituzumab is a humanized monoclonal antibody (IgG1 isotype) specific to the human FGFR2b receptor that is in clinical development as a targeted therapy for gastric and GEJ cancer patients whose tumors overexpress FGFR2b.
In December 2017, we entered into an exclusive license agreement with Five Prime Therapeutics, or Five Prime, to develop and commercialize bemarituzumab in Greater China for the treatment or prevention of any disease or condition in humans. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Five Prime.”
In March 2020, Five Prime announced the publication of results from its Phase I escalation and expansion study of bemarituzumab monotherapy in patients with advanced solid tumors and FGFR2b-selected gastroesophageal adenocarcinoma. No dose-limiting toxicities were reported.
We enrolled Chinese patients into Five Prime’s Phase II FIGHT trial to evaluate bemarituzumab plus mFOLFOX6 chemotherapy in patients with fibroblast growth factor receptor
2b-positive
(FGFR2b+), non HER2 positive (non HER2+) advanced gastric and GEJ cancer. In November 2020, Five Prime reported that the full Phase II data for bemarituzumab met all three efficacy endpoints and demonstrated statistically significant and clinically meaningful improvements in the primary endpoint of progression-free survival and secondary endpoints of overall survival and overall response rate. In January 2021, Five Prime announced its plan to launch a Phase III trial for gastric cancer.
CLN-081
CLN-081
is an orally available small molecule designed as a next-generation, irreversible EGFR inhibitor in development by Cullinan Pearl for the treatment of patients with EGFR exon 20 insertion NSCLC.

In December 2020, we entered into an exclusive license agreement with Cullinan Pearl, a subsidiary of Cullinan Management, Inc., formerly Cullinan Oncology, LLC, for the research, development, manufacturing and commercialization of
CLN-081
in Greater China in all uses in humans and animals. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Cullinan.”
Cullinan Pearl is currently conducting a Phase I/IIa dose escalation and expansion trial evaluating oral, twice-daily administration of various doses in patients with NSCLC harboring EGFR exon 20 insertion mutations that have had at least one prior treatment with platinum-based chemotherapy or another approved standard therapy. We anticipate that we will join the Cullinan Phase I/IIa study.
TPX-0022
TPX-0022
is an orally bioavailable multi-targeted kinase inhibitor with a novel three-dimensional macrocyclic structure that inhibits the MET, CSF1R (colony stimulating factor 1 receptor) and SRC kinases.
In January 2021, we entered into an exclusive license agreement with Turning Point to develop and commercialize
TPX-0022
in Greater China. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Turning Point.”
Turning Point has enrolled patients with previously treated advanced or metastatic solid tumors, including non-small
cell lung cancer, colorectal cancer, gastroesophageal junction (GEJ) or gastric cancer, and glioblastoma multiforme (GBM) in its
SHIELD-1
Phase I clinical trial of
TPX-0022.
We anticipate that we will join Turning Point’s registrational Phase II study.
Tebotelimab
Tebotelimab (previously known as MGD013) is an investigational, bispecific, tetravalent IgG4 monoclonal antibody designed to independently or coordinately block
PD-1
and
LAG-3
checkpoint molecules to sustain or restore the function of exhausted T cells for the treatment of cancer.
In November 2018, we entered into the MacroGenics Agreement pursuant to which we obtained an exclusive license to develop and commercialize tebotelimab in Greater China in all human fields of use except to the extent limited by any applicable third party agreement of MacroGenics. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—MacroGenics.”
We are currently enrolling patients in China in MAHOGANY, a MacroGenics-sponsored global Phase II/III clinical trial designed to evaluate margetuximab in combination with retifanlimab or tebotelimab, with or without chemotherapy, as a potential first-line treatment for patients with advanced or metastatic HER2+ GEJ cancer and gastric cancer. We are also working with MacroGenics to prepare for our participation in an ongoing global Phase I basket trial of tebotelimab sponsored by MacroGenics.
In April 2020, we initiated a study of tebotelimab in combination with brivanib, a compound that we in-licensed
from Bristol-Myers Squibb, in a Phase I
proof-of-concept
China-only dose escalation and expansion trial in patients with advanced hepatocellular carcinoma (HCC). The dose escalation phase to determine the recommended Phase II dose of tebotelimab as monotherapy and in combination with brivanib was completed. Preliminary results from this dose escalation phase were presented at the 2020 Chinese Society of Clinical Oncology (CSCO) annual meeting. In China, HCC is the most common type of primary liver cancer. In 2020, according to the World Health Organization, there were approximately 410,038 newly diagnosed cases and 391,152 deaths related to liver cancer in China. The five-year survival rate of HCC in China is estimated to be 12.1%. Current treatments of HCC include surgery, localized treatments, hepatic artery chemoembolization, radiation therapy and immunotherapy.

In November 2020, we enrolled the first patient in China in a Phase I proof of concept clinical trial in China of tebotelimab as second-line therapy for melanoma patients after treatment with checkpoint inhibitors. During 2020 in China, there were approximately 7,700 newly diagnosed cases and approximately 4,100 deaths related to melanoma.
Retifanlimab
Retifanlimab is an investigational humanized, hinge-stabilized, IgG4
k
monoclonal antibody that inhibits interactions between
PD-1
and its ligands,
PD-L1
and
PD-L2.
In July 2019, we entered into an exclusive license agreement with Incyte Corporation, or Incyte, to develop and commercialize retifanlimab in Greater China in hematology and oncology. Incyte retains an option to assist in the promotion of retifanlimab. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Incyte.”
In 2017, Incyte entered into an exclusive collaboration and license agreement with MacroGenics for global rights to retifanlimab. Retifanlimab monotherapy is being evaluated in Phase II clinical trials for endometrial cancer with abnormalities in DNA repair (microsatellite instability high
MSI-H)
or mismatch repair phenotype ((dMMR), or POLE mutations), unresectable locally advanced or metastatic Merkel cell carcinoma, and previously treated locally advanced or metastatic squamous cell anal carcinoma (SCAC).
In October 2020, the first patient in China was dosed in the global
POD1UM-101
study evaluating retifanlimab in patients with
MSI-H
endometrial cancer that had progressed following platinum-based chemotherapy. In January 2021, Incyte announced that the FDA accepted Priority Review of Incyte’s Biologics License Application (BLA) for retifanlimab in patients with locally advance or metastatic SCAC that has progressed following platinum therapy. Retifanlimab in combination with platinum-based chemotherapy is currently in Phase III for chemotherapy-naïve
NSCLC and unresectable locally advanced or metastatic SCAC. In the second half of 2020, we enrolled the first patient in China in the Phase III NSCLC study.
ZL-2309
(Simurosertib)
Simurosertib is an orally active, selective and
ATP-competitive
cell division cycle 7 (CDC7) kinase inhibitor. In December 2020, we entered into an exclusive worldwide license agreement (excluding Japan) with Takeda Pharmaceutical Company Limited to research, develop and commercialize simurosertib in all uses in humans or animals.
A Phase Ib dose escalation clinical trial of simurosertib was completed. Anti-cancer activity was observed in both pre-clinical
and clinical data. Simurosertib is under investigation in clinical trial NCT03261947 (A Study to Evaluate the Safety, Tolerability and Activity of
TAK-931
in Participants with Metastatic Pancreatic Cancer, Metastatic Colorectal Cancer and Other Advanced Solid Tumors).
ZL-1201
(CD 47)
ZL-1201
is a humanized, IgG4 monoclonal antibody engineered to reduce effector function that specifically targets
CD-47.
We made modifications to the antibody that may reduce the incidence of hemolysis seen with other agents in the class based on preclinical data. CD47 has recently emerged as a novel target for macrophage immune checkpoint inhibition and a promising target for therapeutic intervention. Our pipeline includes several assets, including a novel bi-specific
T cell engager and checkpoint inhibitors that lend themselves to potential combination with a CD47-targeted therapeutic. The therapeutic potential of these
ZL-1201
combinations will be assessed in both solid tumors and hematological malignancies. In June 2020, we had achieved initiated dosing of a Phase I clinical trial for
ZL-1201.
Depending on the results of this trial, we may proceed with a Phase II clinical trial in potentially promising indications.

Our Autoimmune Disease Pipeline
Efgartigimod
Efgartigimod is an investigational antibody fragment designed to reduce disease-causing immunoglobulin G (IgG) antibodies and block the IgG recycling process. Efgartigimod binds to the neonatal Fc receptor (FcRn), which is widely expressed throughout the body and plays a central role in rescuing IgG antibodies from degradation.
In January 2021, we entered into an exclusive license agreement with argenx BV, or argenx, to develop and commercialize efgartigimod in Greater China. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—argenx.”
In February 2020, argenx announced that it received Fast Track designation for efgartigimod from the FDA for gMG. In January 2021, argenx announced that it submitted a BLA for efgartigimod to the FDA for gMG.
ZL-1102
(IL-17)
ZL-1102
is a human nanobody targeting
interleukin-17,
or
IL-17,
with high affinity and avidity. It is a smaller molecule than other
IL-17
antibodies, a characteristic that may enable it to penetrate the psoriatic skin barrier, thereby avoiding significant systemic exposure. In May 2018, we entered into an exclusive worldwide license agreement with Crescendo Biologics Limited to develop, manufacture and commercialize CB001 Humabody, antibody VH domain therapeutic.
Principles for treating mild to moderate psoriasis are different from those for moderate to severe psoriasis. For mild to moderate psoriasis patients, topical treatment is often the first-line choice, and dermatologists tend to avoid systemic treatment. For moderate to severe patients, the use of systemic treatments is usually inevitable. Dermatologists tend to choose
IL-17
monoclonal antibodies because they have consistently demonstrated lesion clearance relative to older therapeutics. While therapy with
IL-17
antibodies can result in safety issues due to immunosuppression and labeling currently restricts their use to more severely affected patient populations, they are generally considered safer than other immunosuppression antibodies such as anti-TNF-alpha
or
anti-IL-12/23
antibodies. Traditionally, it was considered that
IL-17
antibodies, like other large molecules, could not penetrate the skin so it was considered unlikely for an antibody to be effective when topically applied. Like other full-size
monoclonal antibodies, current
IL-17
antibodies must be administered by intravenous or subcutaneous injection.
In July 2020, the first patient was dosed in the global Phase I study in Australia.
ZL-1102
is being tested to determine whether it may provide a new treatment option for patients with mild to moderate psoriasis, providing the efficacy of
IL-17
inhibition generally used in moderate to severe psoriasis while avoiding systemic exposure through a unique topical application.
Our Infectious Disease Pipeline
Sulbactam/Durlobactam
Sulbactam/durlobactam, or
SUL-DUR,
is a combination of a beta-lactam antibiotic (sulbactam) and a beta-lactamase inhibitor (durlobactam) for the treatment of serious infections caused by
Acinetobacter
, including multidrug-resistant (MDR) strains.
Acinetobacter
 is a group of bacteria commonly found in the environment, such as in soil and water.
Acinetobacter
baumannii
, which accounts for most
Acinetobacter
infections in humans causes infections in the blood, the urinary tract, the lungs (pneumonia) and in wounds in other parts of the body. There are currently no effective antibiotics indicated for the treatment of MDR
Acinetobacter
infections. In September 2017, the FDA granted
SUL-DUR
Qualified Infectious Disease Product, Fast Track and Priority Review status for the treatment of hospital-acquired and ventilator-acquired bacterial pneumonia and bloodstream infections due to
Acinetobacter
.

In April 2018, we entered into an exclusive license agreement with Entasis Therapeutics Holdings Inc., or Entasis, to develop and commercialize durlobactam in all human diagnostic, prophylactic and therapeutic uses in Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand and Japan. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Entasis.”
In 2019, Entasis initiated the ATTACK (Acinetobacter Treatment Trial Against Colistin) Phase III pivotal clinical trial to evaluate
SUL-DUR,
a combination of its broad-spectrum ß—lactamase inhibitor, durlobactam (formerly, ETX2514), with sulbactam, for the treatment of patients with pneumonia and bloodstream infections caused by carbapenem-resistant
Acinetobacter baumannii
. In 2016, based on a national survey of over 1,300 hospitals in China, there were approximately 210,000
Acinetobacter baumannii
infections.
In May 2020, the first patient in China was enrolled in the ATTACK clinical trial. We also completed a pharmacokinetic study in the fall of 2020 for
SUL-DUR
in China in normal healthy volunteers.
Internally Discovered and Internally Developed Product Candidates
We have assembled an integrated drug discovery and development team with extensive experience in discovery, translational medicine and preclinical and clinical development and who have been directly involved in the discovery and development of several innovative product candidates. We identify pre-clinical
assets through both internal-discovery efforts and
co-development
collaboration with our business partners. Through these efforts over the past few years, we have advanced our internally-developed pipeline to include three product candidates that are currently in global Phase I development.

OVERVIEW OF OUR MATERIAL LICENSE AND STRATEGIC COLLABORATION AGREEMENTS
GSK
In September 2016, we entered into a collaboration, development and license agreement with Tesaro, Inc., a company later acquired by GSK, pursuant to which we obtained an exclusive sublicense under certain patents and know-how
of GSK (including such patents and
know-how
licensed from Merck, Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., and AstraZeneca UK Limited) to develop, manufacture and commercialize GSK’s proprietary PARP inhibitor, niraparib, in China, Hong Kong and Macau for the diagnosis and prevention of any human diseases or conditions (other than prostate cancer). We also obtained the right of first negotiation to obtain a license to develop and commercialize certain follow-on
compounds of niraparib being developed by GSK in the licensed territory. Under the agreement, we agreed not to research, develop or commercialize certain competing products, and we also granted GSK the right of first refusal to license certain immuno-oncology assets developed by us. In February 2018, we entered into an amendment with GSK that eliminated GSK’s option to co-market
niraparib in the licensed territory.
To date, we have paid GSK a $15.0 million upfront payment and accrued two milestone payments in total of $4.5 million to GSK. We may be required to pay an additional aggregate amount of up to $36.0 million in regulatory, development and commercialization milestone payments; we are also required to pay GSK certain tiered royalties (from mid-
to high-teens on a percentage basis and subject to certain reductions) based on annual net sales of ZEJULA in the licensed territory.
We are not obligated to purchase ZEJULA or other licensed products from GSK. We have entered into a separate supply agreement pursuant to which GSK manufactures and supplies ZEJULA to us for commercial use in Hong Kong. Unless terminated earlier pursuant to its terms, the agreement with GSK will remain in effect until the expiration of the royalty term for ZEJULA, where the royalty term for ZEJULA in a region continues until the latest of (i) the expiration of the last-to-expire
valid claim within the licensed patent rights that covers the licensed product in such region; (ii) the expiration of market or data exclusivity for such licensed product in such region; or (iii) ten (10) years after the date of the first commercial sale of such licensed product in such region. The agreement may be terminated for customary reasons, including upon the other party’s uncured material breach, bankruptcy, insolvency or similar event. In addition, we have the right to terminate the agreement for convenience at any time, subject to a certain notice period.
Turning
Point—TPX-0022
In January 2021, we entered into a license agreement with Turning Point pursuant to which we received an exclusive license under certain patents and know-how
to develop and commercialize products containing Turning Point’s product candidate,
TPX-0022,
as an active ingredient in all human therapeutic indications in Greater China. We may, at our election and expense, subject to specified exceptions, participate in future global clinical studies of the licensed products through clinical trial sites in the licensed territory. In addition, we granted Turning Point a first right to negotiate a license outside the original licensed territory to a potential product candidate from one of our pipeline programs if we file an investigational new product application for the product candidate.
To date, we have paid to Turning Point a $25.0 million upfront payment. We may be required to pay an additional aggregate amount of up to $336.0 million in development, regulatory and sales-based milestone payments, along with certain tiered royalties (from mid-teen
to low twenties on a percentage basis and subject to certain reductions) based on annual net sales of all licensed products in the licensed territory.
We will purchase licensed products exclusively from Turning Point. Unless terminated earlier pursuant to its terms, the license agreement will continue in effect until expiration of the last royalty term set forth in the agreement with respect to any licensed product in any region in the Territory, where the royalty term for a licensed product in a region continues until the latest of (i) the expiration of the last-to-expire
valid claim within

the licensed patent rights that cover the licensed product in such region, (ii) the expiry of the regulatory exclusivity for the licensed product in such region; or (iii) the close of business of the day that is exactly ten (10) years after the date of the first commercial sale of the licensed product in such region. In addition, we may terminate the license agreement for convenience, subject to a certain notice period. Turning Point may terminate the agreement under specified circumstances if we or our affiliates or sublicensees challenge its patent rights, subject to a certain cure period. Either party may terminate the agreement for the other party’s uncured material breach of the agreement, subject to a certain cure period, for the other party’s bankruptcy or insolvency or if the other party or its affiliates mergers with or acquires a third party engaged in activities with a competing product, which is not divested or discontinued within a specified period.
Turning Point—Repotrectinib
In July 2020, we entered into an exclusive license agreement with Turning Point pursuant to which Turning Point exclusively licensed to us the rights to develop and commercialize in Greater China products containing repotrectinib as an active ingredient in all human therapeutic indications.
To date, we have paid to Turning Point a $25.0 million upfront payment. We may be required to pay an additional aggregate amount of up to $151.0 million in development, regulatory and sales-based milestone payments, along with certain tiered royalties (from mid-to-high
teen royalties on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in the territory. Under the exclusive license agreement, we are responsible for funding all development and commercialization activities related to the products in our licensed territory, subject to certain exceptions pursuant to which Turning Point may be responsible for the cost. Turning Point will be responsible for funding global clinical studies of the licensed products subject to certain exceptions pursuant to which we may bear the costs of certain studies.
We will purchase licensed products exclusively from Turning Point. Unless terminated earlier pursuant to its terms, the license agreement will continue in effect until expiration of the last royalty term set forth in the agreement with respect to any licensed product in any region in the Territory, where the royalty term for a licensed product in a region continues until the latest of (i) the expiration of the last-to-expire
valid claim within the licensed patent rights that covers the licensed product in such region; (ii) the expiry of the regulatory exclusivity for such licensed product in such region; or (iii) the close of business of the day that is exactly 10 years after the date of the first commercial sale of such licensed product in such region. In addition, we may terminate the agreement for convenience, subject to a certain notice period. Turning Point may terminate the agreement under specified circumstances if we or our affiliates or sublicensees challenge its patent rights, subject to a certain cure period. Either party may terminate the agreement for the other party’s uncured material breach of the agreement, subject to a certain cure period, for the other party’s bankruptcy or insolvency or if the other party or its affiliates merges with or acquires a third party engaged in activities with a competing product, which is not divested or discontinued within a specified period.
argenx
In January 2021, we entered into a collaboration and license agreement with argenx, pursuant to which we obtained an exclusive license under certain patents and know-how
of argenx to develop and commercialize products containing efgartigimod as an active ingredient in all human and animal uses for any preventative or therapeutic indications in Greater China. Under the terms of the agreement, we will be responsible for recruiting patients in China to argenx’s global registrational trials for the development of efgartigimod.
To date, we have paid argenx a $75.0 million upfront payment in the form of 568,182 newly issued ordinary shares of Zai Lab Limited and have incurred, but not yet paid, $75.0 million in cash as a guaranteed non-creditable,
non-refundable
development cost-sharing payment. We expect to make this second payment in March 2021. We may be required to pay an additional $25.0 million in development milestone payments to argenx, along with certain tiered royalties (from mid-teen
to
low-twenties
on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in licensed territory.

We will purchase licensed products exclusively from argenx. The agreement continues in effect until, on a jurisdiction-by-jurisdiction
and licensed
product-by-licensed
product basis, the date of expiration of the applicable royalty term set forth in the agreement, where the royalty term for a licensed product in a jurisdiction continues until the latest of (i) the expiration of the last-to-expire
valid claim within the licensed patent rights that covers the licensed product, its manufacture or use in such jurisdiction, (ii) the expiration of regulatory exclusivity in such jurisdiction for such licensed product or (iii) twelve (12) years after the date of the first commercial sale of such licensed product in such jurisdiction. In addition, we may terminate the license agreement for convenience, subject to a certain notice period. Argenx may terminate the agreement under specified circumstances if we or our affiliates or sublicensees challenge its patent rights, subject to a certain cure period. Either party may terminate the agreement for the other party’s uncured material breach of the agreement, subject to a certain cure period, or for the other party’s bankruptcy or insolvency.
Cullinan
In December 2020, we entered into a license agreement with Cullinan Pearl, a subsidiary of Cullinan Management, Inc., formerly Cullinan Oncology, LLC, or Cullinan, pursuant to which we obtained an exclusive license under certain patents and know-how
of Cullinan to develop, manufacture and commercialize products containing
CLN-081
as an active ingredient in all uses in humans and animals in Greater China. To date, we paid Cullinan an upfront payment in the amount of $20.0 million. We may be required to pay an additional aggregate amount of up to $211.0 million in development, regulatory and sales-based milestone payments, along with certain tiered royalties (from high-single-digit to low-teen
on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in the licensed territory. Cullinan Pearl received worldwide rights for
CLN-081,
excluding Japan, from Taiho Pharmaceutical, Co., Ltd. in 2018.
We have the sole right to manufacture the licensed products for commercialization in the licensed territory. The agreement continues in effect until the expiration of the last royalty term for a licensed product in any region in the licensed territory, where the royalty term for a licensed product in a jurisdiction continues until the later of (i) the expiration of the last-to-expire
valid claim within the licensed patent rights that covers the licensed product in such region or (ii) the close of business of the tenth (10th) anniversary of the date of the first commercial sale of such licensed product in such region.
Either party may terminate the agreement on a
region-by-region
basis or in its entirety upon a material breach by the other party or bankruptcy of the other party. We may terminate the agreement in its entirety or on a product-by-product
basis at any time and for any or no reason, provided, however, that we will terminate the agreement upon prior written notice to Cullinan Pearl if we determine that we shall discontinue all development and commercialization activities with respect to the products. Furthermore, Cullinan Pearl may terminate the agreement in its entirety, if we or our affiliates commence a legal, administrative or other action challenging the validity, enforceability or scope of any licensed patent or patent (other than the licensed patent) owned or controlled by Cullinan Pearl and its affiliates. In addition, if no active development activities have been conducted by us and our affiliates or a permitted sublicensee within ten (10) months of the execution of the agreement and such inactivity is not caused by a serious adverse event or serious adverse drug reaction, a force majeure event or Cullinan Pearl’s failure to supply sufficient quantities of clinical supply product, then we will be deemed to have abandoned development for the product and Cullinan Pearl shall have the right to terminate the agreement upon written notice, unless we have cured such abandonment within sixty (60) days of such written notice. The agreement may also be terminated by mutual written agreement. Unless earlier terminated, the agreement continues in effect on a product-by-product
basis until the expiration of all applicable royalty terms with respect to all products in any region in the territory.
Regeneron
In April 2020, we entered into a collaboration agreement with Regeneron Ireland Designated Activity Company, an affiliate of Regeneron pursuant to which we obtained for Greater China the oncology development and exclusive commercialization rights for products containing odronextamab as the sole active ingredient.

To date, we have paid Regeneron a $30.0 million upfront payment. We are responsible for contributing to the global development costs of odronextamab for certain trials. We may also be required to pay an additional aggregate amount of up to $160.0 million in regulatory and sales milestone payments. Additionally Zai Lab will make payments to Regeneron based on net sales, such that Regeneron shares in a significant portion of any potential profits.
We will purchase odronextamab exclusively from Regeneron. The agreement continues in effect after the date of the agreement and until such time when we have ceased development and commercialization activities on odronextamab for six consecutive months, subject to certain exceptions. In addition, subject to certain conditions, we and Regeneron each may terminate the collaboration agreement for convenience, subject to a certain notice period, or for violation of anti-corruption law, subject to a certain cure period. Regeneron may terminate the agreement under specified circumstances if we or our affiliates or subcontractors challenge its patent rights, or upon a change of control of us, if Regeneron reasonably determines the acquirer of us does not have the resources or expertise to perform the obligations under this agreement. Either party may terminate the agreement for the other party’s uncured material breach of the agreement, subject to a certain cure period, or for the other party’s bankruptcy or insolvency.
Incyte
In July 2019, we entered into a collaboration and license agreement with Incyte, pursuant to which we obtained an exclusive license under certain patents and know-how
of Incyte, to develop and commercialize products containing retifanlimab (INCMGA012) as an active ingredient in the treatment, palliation, diagnosis or prevention of diseases in the fields of hematology or oncology in humans in Greater China.
To date, we have paid Incyte an upfront license fee in the amount of $17.5 million and have not paid Incyte any milestone payment. We may be required to pay an additional aggregate amount of up to $60.0 million in development, regulatory and commercial milestone payments, along with certain tiered royalties (from low-to
high-twenties on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in licensed territory.
We will purchase licensed products exclusively from Incyte. The agreement continues, on a region-by-region
and licensed
product-by-licensed
product basis, in effect until the expiration of the applicable royalty term for such licensed product and such region as specified in the agreement, where the royalty term for a licensed product in a region continues until the latest of (i) the expiration of the last-to-expire
valid claim within the licensed patents rights that covers the composition of matter, formulations or a method of treatment or use of such licensed product in such region, (ii) the expiration of regulatory exclusivity for such licensed product in such region or (iii) twelve (12) years from the first commercial sale of such licensed product in such region. In addition, each party may terminate the agreement upon the material breach of the agreement by the other party, subject to a certain cure period, or for the other party’s bankruptcy or insolvency. We may terminate the agreement for convenience, subject to a certain notice period, and Incyte may terminate the agreement under specified circumstances if we or our affiliates or sublicensees challenge its patent rights, subject to a certain cure period, or due to our certain development or commercialization diligence failures (subject to the dispute resolution mechanisms if disputes arise with respect to such failures).
Deciphera
In June 2019, we entered into a license agreement with Deciphera, pursuant to which we obtained an exclusive license under certain patents and know-how
of Deciphera to develop and commercialize products containing ripretinib in the field of the prevention, prophylaxis, treatment, cure or amelioration of any disease or medical condition in humans in Greater China. To date, we have paid Deciphera an upfront payment in the amount of $20.0 million and two milestone payments in an aggregate amount of $7.0 million. We may be required to pay an additional aggregate amount of up to $178.0 million in additional development, regulatory and commercial milestone payments, along with certain tiered royalties (from low-to
high-teens on a percentage basis and subject to certain reductions) based on annual net sales of the licensed products in the licensed territory.
We will purchase the licensed products exclusively from Deciphera. The agreement continues, on a region-by-region
and licensed
product-by-licensed
product basis, in effect until the expiration of and payment by us of all of our royalty payment obligations applicable to such licensed product and such region, where the royalty term for a licensed product in a region continues until the latest of (i) the abandonment, expiry or final determination of invalidity of the last valid claim within the licensed patents rights that covers the composition of matter, formulations or a method of making or use of such licensed product in such region, (ii) the expiration of regulatory exclusivity for such licensed product in such region or (iii) the close of business of the day that is exactly ten (10) years after the date of the first commercial sale of such licensed product in such region. Subject to the terms of the agreement, we may terminate the agreement for convenience by providing written notice to Deciphera, which termination will be effective following a prescribed notice period. In addition, Deciphera may terminate the agreement under specified circumstances if we or certain other parties challenge Deciphera’s patent rights, or if we or our affiliates do not conduct certain development activities with respect to one or more licensed products for a specified period of time, subject to specified exceptions. Either party may terminate the agreement for the other party’s uncured material breach of a material term of the agreement, with a customary notice and cure period, or insolvency. After termination (but not natural expiration), Deciphera is entitled to retain a worldwide and perpetual license from us to exploit the licensed products. On a region-by-region
and a licensed
product-by-licensed
product basis, upon the natural expiration of the agreement as described above, the licenses granted by Deciphera to us under the agreement in such region with respect to the licensed product become fully paid-up,
perpetual, and irrevocable. In January 2020, we entered into an amendment with Deciphera to clarify several operational matters.
MacroGenics
In November 2018, we entered into a collaboration agreement with MacroGenics, pursuant to which we obtained an exclusive license under certain patents and know-how
of MacroGenics to develop and commercialize margetuximab, tebotelimab and an undisclosed multi-specific TRIDENT molecule in pre-clinical
development, each as an active ingredient in all human fields of use, except to the extent limited by any applicable third party agreement of MacroGenics in Greater China. To date, we have paid MacroGenics an upfront payment in the amount of $25.0 million and two milestone payments in total of $4.0 million. We may also be required to pay certain additional development and regulatory-based milestone payments of up to an aggregate of $136.0 million, along with certain tiered royalties (from mid-teens
to twenty for margetuximab,
mid-teens
for tebotelimab, and
low-teens
for the TRIDENT molecule, on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in licensed territory.
We will purchase licensed products exclusively from MacroGenics. The collaboration agreement continues in effect until the expiration of the last royalty term under the collaboration agreement, where the royalty term for a licensed product in a region continues until the latest of (i) the expiration of the last-to-expire
valid claim within licensed patent rights covering the composition, manufacture, use, sale or importation of such licensed products in such region, (ii) the expiration of data exclusivity for such licensed product in such region or (iii) the twelfth (12 th
) anniversary of the first commercial sale of such licensed product in such region. In addition, either party may terminate the collaboration agreement upon the material breach of the collaboration agreement by the other party, subject to certain cure periods. At any time after November 29, 2020, we may terminate the collaboration agreement for convenience, subject to a certain notice period. MacroGenics may terminate the collaboration agreement in its entirety or on a licensed product-by-licensed
product or region by region basis with a certain notice period if one or more major safety issues have occurred with respect to such licensed product prior to the first commercial sale of such licensed product in the territory and MacroGenics has discontinued the global development, manufacturing and commercialization activities with respect to such licensed product and publicly announced it.

Novocure
In September 2018, we entered into a license and collaboration agreement with Novocure, pursuant to which we obtained an exclusive license under certain patents and know-how
of Novocure to develop and commercialize Tumor Treating Fields products in all human therapeutic and preventative uses in the field of oncology in Greater China. To date, we have paid Novocure an upfront payment in the amount of $15.0 million and two milestone payments in an aggregate amount of $10.0 million. We may be required to pay an additional aggregate amount of $68.0 million in development, regulatory and commercial milestone payments, along with certain tiered royalties (from low-
to
mid-teens
on a percentage basis and subject to certain reductions) based on annual net sales of the licensed products in licensed territory.
We will purchase licensed products exclusively from Novocure. The agreement continues, on a region-by-region
and licensed
product-by-licensed
product basis, in effect until the expiration of the last royalty term and payment by us of all of our royalty payment obligations applicable to such licensed product and such region, where the royalty term for a licensed product in a region continues until the latest of (i) the expiration of the last-to-expire
valid claim within licensed patent rights covering such licensed products (including composition, method of use or making) in such region, (ii) the expiration of regulatory exclusivity of such licensed product and (iii) the tenth (10 th
) anniversary of the first commercial sale of such licensed product in such region. In addition, either party may terminate the agreement upon the material breach of the agreement by the other party, subject to a certain cure period, or for the other party’s bankruptcy or insolvency. We may terminate the agreement for convenience, subject to a certain notice period, and Novocure may terminate the agreement under specified circumstances if we or our affiliates or sublicensees challenge its patent rights or due to our certain development or commercialization diligence failures, subject to a certain cure period and dispute resolution mechanisms if disputes arise with respect to such failures.
Entasis
In April 2018, we entered into a license and collaboration agreement with Entasis, pursuant to which we obtained an exclusive license under certain patents and know-how
of Entasis to develop and commercialize Entasis’s proprietary compounds, durlobactam with sulbactam (the combination,
SUL-DUR)
with the possibility of developing and commercializing a combination of such compounds with imipenem in all human diagnostic, prophylactic and therapeutic uses in Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand and Japan. Our rights to develop and commercialize the licensed products are limited to the lead product
(SUL-DUR)
until such lead product receives initial FDA approval in the United States.
Pursuant to the terms of the agreement, we are responsible for (i) developing and commercializing the licensed products in the territory under a mutually agreed development plan; and (ii) providing Entasis (or its CRO) with clinical and financial support in the territory for the global pivotal Phase III ATTACK clinical trial of
SUL-DUR
as set forth in mutually agreed development plans.
To date, we have made an upfront payment of $5.0 million and two development milestone payments in total of $7.0 million to Entasis. Additionally, we may be required to pay Entasis an additional aggregate amount of up to $91.6 million in development and commercial milestone payments, along with certain tiered royalty payments (from high single digits to low-teens
on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in the licensed territory. We are also responsible for a portion of the costs of the global pivotal Phase III ATTACK clinical trial of
SUL-DUR
outside of the licensed territory.
We will purchase the licensed products exclusively from Entasis. The agreement will expire on a country-by-country
basis upon the expiration of the royalty term and payment by us of our payment obligations applicable to such country, where the royalty term for a licensed product in a country continues until the latest of (i) the tenth (10 th
) anniversary of the first commercial sale of such licensed product in such country, (ii) the expiration or abandonment of the
last-to-expire
valid claim within certain Entasis patents covering such licensed product in such country, and (iii) the expiration of regulatory exclusivity with respect to such licensed product in such country. We may terminate the agreement upon written notice to Entasis at any time and for any reason. Either party may terminate the agreement if the other party is in material breach after a permitted cure period, or with immediate effect upon the occurrence of specified events of insolvency. Further, Entasis can terminate the agreement if we cease to commercialize the licensed products or challenge any of the patents we licensed. If we have the right to terminate the agreement due to Entasis’s uncured material breach, we may elect to continue the agreement and Entasis would be obligated to pay us a premium on the amount of damages arising from such breach. In the event of any termination of the agreement, we will assign or grant a right of reference to any regulatory documentation related to the licensed products to Entasis, all rights and licenses to us will terminate and we will grant Entasis a license under our technology to make and commercialize licensed products in the territory.
Five Prime
In December 2017, we entered into a license and collaboration agreement with Five Prime, pursuant to which we obtained an exclusive license under certain patents and know-how
of Five Prime to develop and commercialize products containing Five Prime’s proprietary afucosylated FGFR2b antibody known as bemarituzumab (FPA144) as an active ingredient in the treatment or prevention of any disease or condition in humans in Greater China.
Pursuant to the terms of the agreement, we are responsible for (i) developing and commercializing licensed products under a territory development plan; and (ii) performing certain development activities to support Five Prime’s global development and registration of licensed products, including Five Prime’s global Phase III registrational trial of bemarituzumab (FPA144) in combination with FOLFOX in front-line gastric and gastroesophageal cancer, or the bemarituzumab
FPA144-004
Study, in the licensed territory under a global development plan.
To date, we have made an upfront payment of $5.0 million and a milestone payment of $2.0 million to Five Prime. Additionally, we may be required to pay an additional aggregate amount of up to $37.0 million to Five Prime in development and regulatory milestone payments, along with certain tiered royalties (from high teens or low twenties depending on the number of patients we enroll in the bemarituzumab
FPA144-004
study, and subject to certain reductions) based on annual net sales of licensed product in the licensed territory.
Pursuant to the terms of the agreement, provided that we enroll and treat a specified number of patients in the bemarituzumab
FPA144-004
study in China, we are eligible to receive a low single-digit percentage quarterly royalty, on a licensed product-by-licensed
product basis on net sales of all licensed product outside the licensed territory until the tenth (10th) anniversary of the first commercial sale of each such licensed product outside the licensed territory.
We will purchase licensed products exclusively from Five Prime. The agreement will expire on a region-by-region
basis upon the expiration of the royalty term and payment by us of all of our payment obligations with respect to each licensed product and region under the agreement, where the royalty term for a licensed product in a region continues until the latest of (i) the eleventh (11 th
) anniversary of the first commercial sale of such licensed product in such region, (ii) the expiration of the last valid claim within the Five Prime patents covering such licensed product in such region, and (iii) the expiration of regulatory exclusivity with respect to such licensed product in such region. In addition, we may terminate the agreement in its entirety at any time, subject to a certain notice period. Either party may terminate the agreement in its entirety with written notice for the other party’s material breach, subject to a certain cure period, or for the other party’s bankruptcy or insolvency. Five Prime may terminate the agreement in its entirety with written notice for the material breach of our diligence obligations with respect to development and obtaining marketing approval in China, and may terminate the agreement on a region-by-region
basis for the breach of our diligence obligations with respect to timely initiation of commercialization of a licensed product in a region following the marketing approval of such licensed product. Five Prime may also terminate the agreement in its entirety if we or one of our affiliates or sublicensees commences a legal action challenging the validity, enforceability or scope of any of Five Prime’s patents.
Paratek
In April 2017, we entered into a license and collaboration agreement with Paratek Bermuda Ltd., a subsidiary of Paratek, pursuant to which we obtained both an exclusive license under certain patents and know-how
of Paratek Bermuda Ltd. and an exclusive
sub-license
under certain intellectual property that Paratek Bermuda Ltd. licensed from Tufts University to develop, manufacture and commercialize products containing omadacycline
(ZL-2401)
as an active ingredient in Greater China in the field of all human therapeutic and preventative uses other than biodefense. Under certain circumstances, our exclusive sub-license
to certain intellectual property Paratek Bermuda Ltd. licensed from Tufts University may be converted to a non-exclusive
license if Paratek Bermuda Ltd.’s exclusive license from Tufts University is converted to a non-exclusive
license under the Tufts Agreement. We also obtained the right of first negotiation to be Paratek Bermuda Ltd.’s partner to develop certain derivatives or modifications of omadacycline in our licensed territory. Paratek Bermuda Ltd. retains the right to manufacture the licensed product in our licensed territory to support development and commercialization of the same outside our licensed territory. We also granted to Paratek Bermuda Ltd. a non-exclusive
license to certain of our intellectual property. Under the agreement, we agreed not to commercialize certain competing products in our licensed territory.
To date, we have made an upfront payment of $7.5 million and two milestone payments in an aggregate amount of $8.0 million to Paratek Bermuda Ltd. We may be required to pay an additional aggregate amount of up to $46.5 million in milestone payments, along with certain tiered royalties (from low-to
mid-teens
on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in licensed territory.
We have the right to manufacture the licensed products for commercialization in the licensed territory. The agreement with Paratek Bermuda Ltd. will remain in effect until, on a region-by-region
basis, the expiration of the royalty term and payment by us of all of our royalty payment obligations in such region, where the royalty term for a licensed product in a region continues until the later of (i) the abandonment, expiration or invalidation of the last-to-expire
valid claim within the licensed patents covering the licensed product or (ii) the close of business of the eleventh (11 th
) anniversary of the first commercial sale of the licensed product in such region. In addition, either party may terminate this agreement for the other party’s uncured material breach, subject to a certain cure period, or for the other party’s bankruptcy or insolvency. We have the right to terminate the agreement for convenience at any time, subject to a certain notice period. Paratek Bermuda Ltd. has the right to terminate the agreement if we or our affiliates or sublicensees challenge its patents. Upon termination of the agreement, our license of certain intellectual property to Paratek Bermuda Ltd. will continue for Paratek Bermuda Ltd. to develop, manufacture and commercialize licensed products worldwide.
Bristol-Myers Squibb (BMS)
In March 2015, we entered into a license agreement with BMS, pursuant to which we obtained an exclusive license under certain patents and know-how
of BMS to develop, manufacture and commercialize products containing BMS’s proprietary multi-targeted kinase inhibitor, brivanib in China, Hong Kong and Macau in the field of diagnosis, prevention, treatment or control of oncology indications with the exclusive right to expand our licensed territory to include Taiwan and Korea under certain conditions. BMS retains the non-exclusive
right to use the licensed compound to conduct internal research and the exclusive right to use the licensed compound as an intermediate or starting material to manufacture compounds that are not the licensed compound. Under the agreement, we agreed not to develop and commercialize certain competing products for specified time periods.

We are obligated to use commercially reasonable efforts to develop and commercialize the licensed products in our licensed field and licensed territory. BMS has the option to elect to co-promote
the licensed products in our licensed territory. If BMS exercises its co-promotion
option, BMS will pay us an option exercise fee and we will share equally with BMS the operating profits and losses of the licensed products in our licensed territory. If BMS does not exercise its co-promotion
option, we may be required to pay BMS milestone payments for the achievement of certain development and sales milestone events of up to an aggregate of $114.5 million, and also certain tiered royalties (from mid-to
high-teens on a percentage basis and subject to certain reductions) based on annual net sales of the licensed products in our licensed territory.
We also have the right to
opt-out
of the commercialization of the licensed products in our licensed territory under certain conditions. If we elect to opt-out,
BMS will have the right to commercialize the licensed products in our licensed territory and will pay us royalties on the net sales of the licensed products in our licensed territory.
We have the right to manufacture the licensed products for commercialization in the licensed territory. The agreement with BMS will remain in effect until such time when there are no outstanding payment obligations for a period of twelve (12) consecutive months, where the royalty term for a licensed product in a region continues until the later of the expiration of the last-to-expire
licensed patent that contains a valid claim covering the licensed product, the expiration of any market or data exclusivity for the licensed product, or the twelfth (12th) anniversary of the first commercial sale of the licensed product, in each case on a product-by-product
and
region-by-region
basis. In addition, either party may terminate this agreement for the other party’s uncured material breach, subject to a certain cure period, for safety reasons or failure of the development of the licensed products. We have the right to terminate the agreement for convenience upon a certain notice period. BMS may also terminate the agreement for our bankruptcy or insolvency.
INTELLECTUAL PROPERTY
Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies and other know-how
to operate without infringing, misappropriating or otherwise violating the proprietary rights of others and to prevent others from infringing, misappropriating or otherwise violating our proprietary or intellectual property rights. We expect that we will seek to protect our proprietary and intellectual property position by, among other methods, licensing or filing our own U.S., international and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how
and continuing technological innovation to develop and maintain our proprietary and intellectual property position, which we generally seek to protect through contractual obligations with third parties.
Patents
Patents, patent applications and other intellectual property rights are important in the sector in which we operate. We consider on a case-by-case
basis filing patent applications with a view to protecting certain innovative products, processes, and methods of treatment. We may also license or acquire rights to patents, patent applications or other intellectual property rights owned by third parties, academic partners or commercial companies which are of interest to us. For the internally developed product candidates, we identify patents through both self-development effort and joint-development through collaboration with business partners such as academic institutions.
As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our drug candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive or license in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of our patents and patent applications over third-party patents and patent applications. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”
The term of a patent depends upon the laws of the country in which it is issued. In most jurisdictions that we principally operate in, a patent term is 20 years from the earliest filing date of a non-provisional
patent application. Under current China Patent Law, the term of patent protection starts from the date of application. Patents relating to inventions are effective for twenty years, and utility models and designs are effective for ten years from the date of application. The Fourth Amendment to the China Patent Law, expected to come into effect on June 1, 2021, will increase the term of patents relating to designs to fifteen years from the date of application.
The laws of each jurisdiction vary, and patent term adjustment or patent term extension may not be available in any or all jurisdictions in which we own or license patents.
The following describes representative patents and/or pending applications related to our product candidates.
ZEJULA
As of December 31, 2020, we exclusively licensed two issued patents in China directed to ZEJULA’s free base compound, and salts thereof, and analog of ZEJULA. These issued patents are projected to expire in 2027 and 2028. We also exclusively licensed one pending patent application in China directed to the
4-methylbenzenesulfonate
monohydrate salt of the compound, the API of ZEJULA. If this patent application issues as a patent, such patent will be projected to expire in 2029. We also exclusively licensed one pending patent application in China directed to methods of treating ovarian cancer. If this patent application issues as a patent, such patent will be projected to expire in 2037. Additionally, we have filed an application in China and a PCT application that covers intermediate synthesis process. The claims in the Chinese application have been allowed, and the PCT application has entered into the United States, the European Union, Israel, Japan, Korea and India. We own this PRC application and the PCT application.
Tumor Treating Fields
As of December 31, 2020, we licensed eight issued patents in China and one issued patent in Hong Kong that relate to Tumor Treating Fields. Additional patent applications that relate to Tumor Treating Fields are pending, including five in China and in Hong Kong. We are pursuing patent rights to protect our rights in these technologies and have continued our efforts to secure patent rights in China for our devices and technologies for applying electric fields to a patient for treating a disease or condition, especially diseases that promote tumor growth.
QINLOCK
As of December 31, 2020, we exclusively licensed one issued patent and two pending patent applications in China as well as one issued patent in Hong Kong directed to dihydronaphthyridines, the API of ripretinib. These issued patent and pending patent applications are projected to expire by 2032. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.

Odronextamab
As of December 31, 2020, Regeneron has two issued patents and three pending applications in China, one issued patent and four pending applications in Hong Kong, and six issued patents and one pending application in Taiwan. These issued patents relate to CD3/CD20 bispecific antibody odronextamab and are projected to expire between 2030 and 2034. Regeneron also has three pending patent applications in China, one issued patent and three pending patent applications in Hong Kong and two pending patent applications in Taiwan that relate to methods of tumor treatment using CD3/CD20 bispecific antibody and related combination therapy. If issued, claims of these patent applications are projected to expire between 2035 and 2036.
Repotrectinib
As of December 31, 2020, we exclusively licensed one issued patent and two pending patent applications in China, one issued patent and two pending patent applications in Hong Kong, one pending application in Macau and one issued patent and one pending patent application in Taiwan. These issued patents or pending applications are directed to repotrectinib, and are projected to expire in 2035. We have also exclusively licensed three pending patent applications in China, three pending patent applications in Hong Kong and one pending patent application in Taiwan, that relate to chiral diaryl macrocycles, diaryl macrocycles polymorph, the use thereof and combination therapy involving diaryl macrocyclic compounds. If issued, claims of these patent applications are projected to expire between 2036 and 2038. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.
Margetuximab
As of December 31, 2020, we exclusively licensed two pending patent applications in China and one issued patent in Hong Kong. The pending patent applications in this portfolio cover antibody sequences and therapeutic uses of margetuximab. The issued patent in Hong Kong that we exclusively licensed is projected to expire in 2029.
Retifanlimab
As of December 31, 2020, we exclusively licensed patents and pending patent applications directed to the API of retifanlimab (INCMGA0012
(PD-1))
and uses of retifanlimab in China, Macau, Hong Kong and Taiwan. As of December 31, 2020, there are two pending patent applications in China, one issued patent and one pending patent application in Taiwan and one pending patent application in Hong Kong. If these patent applications issue as patents, such patents will be projected to expire in 2036 to 2039. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.
Tebotelimab
As of December 31, 2020, we exclusively licensed four pending patent applications in China, three pending patent applications in Hong Kong, and two issued patents and one pending patent application in Taiwan. The pending patent applications in this portfolio cover antibody sequences and therapeutic uses of tebotelimab. The issued patents that we exclusively licensed are projected to expire between 2035 and 2036.
Bemarituzumab
As of December 31, 2020, we exclusively licensed one issued patent in China and two issued patents in Hong Kong. These issued patents are directed to certain anti-FGFR2 antibodies, and are projected to expire in 2029. We have also exclusively licensed one issued patent in China, two issued patents in Taiwan and one issued patent in Hong Kong, which are projected to expire in 2034. We also exclusively licensed three pending patent applications in China, one pending patent application in Hong Kong, and one pending patent applications in Taiwan, which related to combination therapies. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.

Omadacycline
As of December 31, 2020, we exclusively licensed four issued patents in China directed to omadacycline’s compound, formulations and crystal form and two pending patent applications in China directed to other crystalline forms of omadacycline. The issued composition of matter patent covering omadacycline is projected to expire in 2021 and the other three issued patents are projected to expire in 2029. We have also exclusively licensed one issued patent in Hong Kong and two issued patents in Taiwan, that cover a crystalline salt form of omadacycline, which expire in 2029. We have also exclusively licensed four pending patent applications in China, three pending patent applications in Hong Kong and three pending patent applications in Taiwan, that relate to different methods of treatment related to omadacycline. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.
Durlobactam
As of December 31, 2020, we exclusively licensed one issued patent in China, one issued patent in Japan and one corresponding issued patent or pending patent application in each of several additional jurisdictions in the territory covered by our agreement with Entasis, including Hong Kong, Taiwan and Korea. These issued patents or pending applications are directed to certain beta-lactamase inhibitor compounds and are projected to expire in 2033. We have also exclusively licensed a second family of patent applications with three issued applications in China, Hong Kong, Japan, Taiwan and Australia and three pending patent applications in Singapore, the Philippines and Korea. If issued, claims of these patent applications are projected to expire in 2035. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of the territory of the Entasis Agreement.
Brivanib
As of December 31, 2020, we exclusively licensed four issued patents in China and one issued patent in Hong Kong that relate to brivanib. Of these issued patents, two patents in China are composition-of-matter
patents that cover the brivanib compound and its analog and are projected to expire in 2023. Our exclusively licensed patents also include a patent in China that covers a manufacturing process for the synthesis of brivanib’s API. This patent is projected to expire in 2027. In addition, one patent we exclusively licensed in China that covers a crystal form of brivanib alaninate is projected to expire in 2026. The issued patent in Hong Kong that we exclusively licensed is projected to expire in 2023. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than China, Hong Kong and Macau.
CLN-081
As of December 31, 2020, we exclusively licensed one issued patent in each of China, Hong Kong, Macao, and Taiwan. These four patents are composition-of-matter
patents, which are projected to expire in 2034. We have also exclusively licensed applications pending in China and Taiwan related to inhibition of mutant EGFR. Patents issued from these applications are projected to expire between 2037 and 2038. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
TPX-0022
As of January 10, 2021, we exclusively licensed one pending patent application in each of China and Taiwan specifically covering
TPX-0022.
These two applications are directed to composition of matter and their uses. Any patents granted from these applications are projected to expire in 2038. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
Efgartigimod
As of January 6, 2021, we exclusively licensed one issued patent in China and one pending application in each of China, Hong Kong and Macau. These patent and pending applications are directed to an isolated FcRn antagonist or uses thereof. They are projected to expire in 2034. We have also exclusively licensed two pending applications in China, three pending applications in Hong Kong, one pending application in Macau and one pending application in Taiwan. These applications are directed to uses of FcRn antagonists or compositions. Any patents issued from these applications are projected to expire between 2036 and 2040. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
Simurosertib
As of December 31, 2020, we have exclusively licensed a portfolio including seven families of issued patents or pending applications worldwide excluding Japan. These seven families are directed to composition of matter, polymorphs, uses, manufacturing process or formulations.
Composition-of-matter
patents have issued in a number of countries/regions including, for example, the United States, Greater China, Europe, South Korea, Canada, Israel and Australia. The issued patents and any patents issued from the pending applications in the portfolio are projected to expire between 2031 and 2040.
ZL-1201
We have filed patent applications in China, Europe, South Korea, Japan, Australia, Canada, Israel and the United States that are directed to composition of matter and their use. These applications are currently pending. Any patents issued from these applications are projected to expire in 2038. We own these patent applications.
ZL-1102
As of December 31, 2020, we have exclusively licensed one issued patent in the United States and one pending application in each of the United States, Europe, China and Japan. These patent and patent applications are directed to composition of matter with a patent term projected to expire in 2036. We have also exclusively licensed one pending application in each of the US, China, Japan and Europe. These applications are directed to formulations. Any patents issued from these applications are projected to expire in 2037.
ZL-2103
As of December 31, 2020, we have exclusively licensed one pending application in each of China, the United States, Japan, Europe, Israel, South Korea, Australia, Canada, Russia, New Zealand and Taiwan. These applications are directed to composition of matter and their uses. Any patent issued from these applications are projected to expire in 2039.
Trade Secrets
In addition to patents, we rely upon unpatented trade secrets and know-how
and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how
can be difficult to protect. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our partners, collaborators, scientific advisors, employees, consultants and other third parties, and invention assignment agreements with our consultants and employees. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes or that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. If any of the partners, collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements or otherwise discloses our proprietary information, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. For more information regarding the risks related to our trade secrets, please see “Risk Factors—Risks Related to Intellectual Property—If we are unable to maintain the confidentiality of our trade secrets, our business and competitive position may be harmed.”
Trademarks and domain names
We conduct our business using trademarks with various forms of the “ZAI LAB” and “
再鼎医药
” brands, as well as domain names incorporating some or all of these trademarks.
RESEARCH AND DEVELOPMENT
We believe research and development is important to our future growth and our ability to remain competitive. We are dedicated to discovering or licensing, and developing and commercializing proprietary therapeutics that addresses areas of large unmet medical need in the Greater China and global markets, including in the fields of oncology and infectious and autoimmune diseases.
We have built an integrated product discovery and development platform that aims to bring both in-licensed
and internally-discovered medicines to patients in Greater China and globally. We have assembled an in-house
research and development team with over 400 dedicated personnel who have extensive experience from discovery, translational medicine to late stage development. Our in-house
research and development team had previously been directly involved in the discovery and development of several innovative product candidates. Our in-house
research and development team focuses on the development of innovative therapeutics for the treatment of oncology and autoimmune diseases. We believe our discovery efforts will enable us to achieve our long-term goal of generating a sustainable, internally discovered product pipeline of new product candidates for patients around the world. This effort has resulted in the identification of a number of proprietary candidates against targets in our focus areas that include immuno-oncology, DNA damage response/repair and oncogenic signaling that we are moving into pre-clinical
development. Our company has a leadership team with extensive pharmaceutical research, development and commercialization track records in both global and Chinese biopharmaceutical companies. We believe this team and our in-house
discovery and development capabilities will enable us to achieve our long-term goal of commercializing our internally discovered innovative medicine for patients worldwide. In addition, we collaborate with external research partners, such as leading CROs, academic institutions and commercial partners. We contract with these parties for execution of our pre-clinical
and clinical trials. For details, see “Suppliers.”
For the years ended December 31, 2019 and 2020, our research and development expenses were US$142.2 million and US$222.7 million, respectively. Our expenditures incurred on research and development activities include the following: (i) expenses incurred for payments to CROs, investigators and clinical trial sites that conduct our clinical studies; (ii) employee compensation related expenses, including salaries, benefits and equity compensation expense; (iii) expenses for licensors; (iv) the cost of acquiring, developing, and manufacturing clinical study materials; (v) facilities, depreciation, and other expenses, which include office leases and other overhead expenses; (vi) costs associated with pre-clinical
activities and regulatory operations; (vii) expenses associated with the construction and maintenance of our manufacturing facilities; and (viii) costs associated with operating as a public company.

GOVERNMENT REGULATION
Regulation
Government Regulation of Pharmaceutical Product Development and Approval
PRC regulation of pharmaceutical product development and approval
Since China’s entry into the World Trade Organization in 2001, the PRC government has made significant efforts to standardize regulations, develop its pharmaceutical regulatory system and strengthen intellectual property protection.
In October 2017, the pharmaceutical regulatory system entered a new and significant period of reform. The General Office of the State Council and the General Committee of the PRC Communist Party jointly issued a mandatory plan to further the reform of the review and approval system and encourage the innovation of pharmaceutical products and medical devices, or the Innovation Opinion. The expedited programs and other advantages under this and other recent reforms encourage pharmaceutical manufacturers to seek marketing approval in China first and develop products in high priority disease areas, such as oncology, or rare disease areas.
To implement the regulatory reform introduced by the Innovation Opinion, the Standing Committee of the NPC and the NMPA recently amended the PRC Drug Administration Law, which became effective on December 1, 2019. The NMPA subsequently promulgated two key implementing regulations for the PRC Drug Administration Law: (i) the amended Drug Registration Regulation; and (ii) the amended PRC Drug Manufacturing Regulation. Both became effective on July 1, 2020. The 2020 Drug Registration Regulation provides detailed procedural and substantive requirements for the key regulatory concepts established by the 2019 Amendment to the PRC Drug Administration Law. It confirms a number of reform actions that have been taken in the past years, including but not limited to: (1) the fully implementation of MAH system and implied approval for the commencement of clinical trial; (2) implementing associated review of drugs, excipients and packaging materials; and (3) introducing four expedited approval pathways, namely the breakthrough designation, conditional approvals, prioritized reviews and special reviews and approvals.
Regulatory authorities
In China, the NMPA is the authority under the State Administration for Market Regulation that monitors and supervises the administration of pharmaceutical products, medical appliances and equipment, and cosmetics. The primary responsibilities of the NMPA include:

•	monitoring and supervising the administration of pharmaceutical products, medical appliances and equipment as well as cosmetics in China;

•	formulating administrative rules and policies concerning the supervision and administration of the pharmaceutical, medical device and cosmetics industry;

•	evaluating, registering and approving of new drugs, generic drugs, imported drugs and traditional Chinese medicine, or TCM;

•
approving and issuing permits for the manufacture and export/import of pharmaceutical products, as well as medical appliances and equipment, and approving the establishment of enterprises to be engaged in the manufacture and distribution of pharmaceutical products; and

•	examining and evaluating the safety of pharmaceutical products, medical devices and cosmetics and handling significant accidents involving these products.
The National Health and Family Planning Commission, or NHFPC, is rebranded as the National Health Commission, or NHC. The NHC is an authority at the ministerial level under the State Council and is primarily responsible for national public health. The NHC performs a variety of tasks in relation to the health industry such as establishing and overseeing the operation of medical institutes, which also serve as clinical trial sites, regulating the licensure of hospitals and producing professional codes of ethics for public medical personnel.
Drug Administration Laws and Regulations
The PRC Drug Administration Law was initially promulgated by the Standing Committee of the NPC in 1984 and the Implementing Measures of the PRC Drug Administration Law was promulgated by the State Council in August 2002. The current PRC Drug Administration Law applies to entities and individuals engaged in the development, production, distribution, application, supervision and administration of pharmaceutical products. It regulates and prescribes a framework for the administration of pharmaceutical manufacturers, pharmaceutical distribution companies and medicinal preparations of medical institutions and the development, research, manufacturing, distribution, packaging, pricing and advertisements of pharmaceutical products.
Certain amendments to the PRC Drug Administration Law took effect on December 1, 2001. Subsequent amendments were also made on December 28, 2013, April 24, 2015 and August 26, 2019. The 2019 Amendment brought a series of changes to the drug supervision and administration system, including (1) the formalization of the drug marketing authorization holder system, or the MAH system; (2) expedited approval pathway; and (3) the cancellation of relevant certification in relation to Good Manufacturing Practice and Good Supply Practice. The 2019 Amendment requires the marketing authorization holder to assume responsibilities for the entire product life cycle, including pre-clinical
studies, clinical trials, manufacturing and marketing, post-marketing studies, monitoring, reporting and handling of adverse reactions of the drug. The 2019 Amendment also stipulates that the state supports the innovation of drugs with clinical value, encourages the development of drugs with new therapeutic mechanisms and multi-targeted, systematic adjustment and intervention of physiological function and promotes the technological advancement of drugs.
According to the PRC Drug Administration Law, no pharmaceutical products may be produced in China without a pharmaceutical production license. A local manufacturer of pharmaceutical products must obtain a pharmaceutical production license from one of the provincial administrations of medical products in order to commence production of pharmaceuticals. Prior to granting such license, the relevant government authority will inspect the manufacturer’s production facilities, and decide whether the sanitary conditions, quality assurance system, management structure and equipment within the facilities have met the required standards.
Collecting and Using Patients’ Biospecimens and Derived Data
In June 1998, the Ministry of Science and Technology, or MOST, and the former MOH jointly established the Tentative Rules for Protecting and Utilizing Human Genetic Resources in China. In July 2015, the MOST issued the Service Guide for Administrative Licensing Items concerning Examination and Approval of Sampling, Collecting, Trading, Exporting Human Genetic Resources or Taking Such Resources out of China. The Service Guide provides that foreign-invested sponsors that collect and use patients’ biospecimens in clinical trials shall be required to file with the China Human Genetic Resources Administrative Office, or the HGRAO, through its online system.
In October 2017, the MOST issued the Circular on Optimizing the Administrative Examination and Approval of Human Genetic Resources, which simplified the approval for collecting and using human genetic resources for the purpose of commercializing a drug in China.
In May 2019, the State Council of PRC issued the Regulation on the Administration of PRC Human Genetic Resources, which formalizes the approval requirements pertinent to research collaborations between Chinese and foreign-owned entities. Pursuant to this new regulation, a new notification filing system (as opposed to the advance approval approach originally in place) is put in place for international clinical trials using PRC patients’ biospecimens at clinical study sites without involving the export of such biospecimens outside of China. The notification filing shall specify the type, quantity and usage of the biospecimens, among others, with the HGRAO before conducting such clinical trials. The collection and use of PRC patients’ biospecimens in basic scientific research collaborations involving export are still subject to the approval of the HGRAO.
In October 2020, the Standing Committee of the NPC promulgated the PRC Biosecurity Law, which will take effect on April 15, 2021. The PRC Biosecurity Law reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative fines significantly in cases where foreign entities are alleged to have collected, preserved or exported Chinese human genetic resources.
Data Privacy and Data Protection
China continues to strengthen its regulation of network security, data protection, and personal information (including personal health information). For example, the Cyber Security Law of China (effective since June 2017), or the Cyber Security Law, provides China’s first national-level network and data security regulation. The Cyber Security Law regulates network operators, a broad category that covers all organizations in China that own, operate or manage computer networks, and requires them to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Additional regulations, guidelines and measures under the framework of the Cyber Security Law are expected to be adopted and require more stringent compliance requirements. Some of these measures have already been published in draft form, including the Measures on Security Assessment of Cross-Border Transfer of Personal Information and Important Data (Draft for Comment), published in 2017, and the Measures on Security Assessment for Cross-Border Transfer of Personal Information (Draft for Comment), published by the Cyberspace Administration of China in 2019. In addition, China has also published in draft form new laws that seek to establish a more robust framework for data protection and privacy, including the Personal Information Protection Law (Draft) and the Data Security Law (Draft), both published in 2020. In particular, the Personal Information Protection Law (Draft), if enacted, would become China’s first omnibus law regulating the collection, processing and use of personal information. These proposed measures and laws, which indicate a trend of more stringent compliance requirement, and if enacted, may require a security assessment and review, government certification or conclusion of a data transfer agreement with the recipient before transferring personal health information out of China and may impose compliance requirements on our entities established outside China that process the personal information of individuals in China in certain circumstances. The Cyber Security Law, together with other industry-specific laws and regulations, also require us to obtain consent from clinical trial subjects, customers, employees and other individuals before collecting their personal information, including personal health information, take measures to keep personal information secure and confidential and report security breaches involving personal information to competent industry regulators. These areas are expected to receive greater attention and focus from regulators.
Network security, data protection and personal information in other jurisdictions, including the United States, also continue to strengthen. Numerous United States federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. For example, the California Consumer Privacy Act of 2018, as amended (CCPA), went into operation on January 1, 2020 and broadly defines personal information, affords California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action related to certain data security breaches. These protections will be expanded by the California Privacy Rights Act (CPRA), which was approved by California voters in November 2020 and will be operational in most key respects on January 1, 2023. There are similar legislative proposals being advanced in other states, as well as in Congress. In addition, most healthcare providers who are expected to prescribe our products and from whom we may obtain patient health information, are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (HIPAA). Although we are not considered to be a covered entity or business associate under HIPAA, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including laws in all 50 states requiring security breach notification in some circumstances. The CCPA, CPRA, HIPAA and these other laws could create liability for us or increase our cost of doing business.
Regulations on the Clinical Trials
Four Phases of Clinical Trials
According to the 2020 Drug Registration Regulation, a clinical development program consists of Phases I, II, III and IV clinical trial, as well as bioequivalence trial. Based on the characteristics of study drugs and research objectives, the four phases of studies respectively focus on clinical pharmacology, exploratory, confirmatory and post-approval assessment of efficacy and safety.
Approval Authority for Clinical Trial Applications
According to the 2019 Amendment of the PRC Drug Administration Law and the 2020 Drug Registration Regulation, clinical studies on investigational drugs must be approved by the Center for Drug Evaluation, also known as the CDE, before its commencement.
International Multi-Center Clinical Trials
On January 30, 2015, the NMPA promulgated Notice on Issuing the International Multi-Center Clinical Trial Guidelines (Tentative), or the Multi-Center Clinical Trial Guidelines, which took effect as of March 1, 2015, aiming to provide guidance for the regulation of application, implementation and administration of international multi-center clinical trials in China. Where the applicant plans to make use of the data derived from the international multi-center clinical trials for application to NMPA for approval of an NDA, such international multi-center clinical trials shall satisfy, in addition to the requirements set forth in the PRC Drug Administration Law and its implementation regulations, Drug Registration Regulation, GCP of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use
(“ICH-GCP”),
research ethics and the following requirements:

•
The applicant shall first conduct an overall evaluation on the global clinical trial data and further make trend analysis of the Asian and Chinese clinical trial data. In the analysis of Chinese clinical trial data, the applicant shall consider the representativeness of the research subjects, i.e., the participating patients;

•
The applicant shall analyze whether the amount of Chinese research subjects is sufficient to assess and adjudicate the safety and effectiveness of the drug under clinical trial and satisfy the statistical and relevant legal requirements; and

•	The onshore and offshore international multi-center clinical trial research centers shall be subject to on-site inspections by competent PRC governmental agencies.
To encourage innovation and improve accessibility of new drugs, foreign pharmaceutical companies are permitted to conduct international multicenter clinical trials in China from Phase 1 and can apply for marketing authorizations immediately after completion of the international multicenter clinical trials. The application for NDA is not conditional upon the issuance of marketing authorization for the same new drug in the country of origin. Leveraging the clinical trial data derived from international multi-center clinical trials conducted by our partners, we may avoid unnecessary repetitive clinical trials and thus further accelerate the NDA process in China.
Acceptance of Foreign Clinical Trial Data and Trial Waiver
On July 6, 2018, the NMPA issued the Technical Guiding Principles on Accepting Foreign Drug Clinical Trial Data (“Guiding Principles”). According to the Guiding Principles, the data of foreign clinical trials must meet the authenticity, completeness, accuracy and traceability requirements, and such data must be obtained in consistency with the relevant requirements under the
ICH-GCP.
Clinical trial sponsors must be attentive to potentially meaningful ethnic differences in the subject population.
The NMPA now permits, and its predecessor agencies have permitted on a case-by-case
basis in the past, drugs approved outside of China to be approved in China on a conditional basis without pre-approval
clinical trials being conducted in China. Specifically, in 2018, the NMPA and NHC issued the Procedures for Reviewing and Approval of Clinical Urgently Needed Overseas New Drugs, permitting drugs that have been approved within the last ten years in the United States, the European Union or Japan and that prevent or treat orphan diseases or prevent or treat serious life-threatening illnesses for which there is either no effective therapy in China or for which the foreign-approved drug would have clear clinical advantages. Applicants will be required to establish a risk mitigation plan and may be required to complete trials in China after the drug has been marketed. Since 2018, the CDE has published several lists of qualifying drugs that meet the foregoing criteria.
Compliance with GCP
The conduct of clinical trials must adhere to the GCP and the protocols approved by the ethics committees of each study site. To ensure authenticity and reliability of the clinical data, applicants of the pending drug registration submissions must conduct self-inspection and verification of their clinical trial data. Based on the submitted self-inspection results, the NMPA also regularly launched onsite clinical trial audits over selected applications and reject those found with data forgery. The GCP audit has been ongoing and was able to curb the number of unreliable NDAs.
In April 2020, the NMPA and the NHC released the amended GCP, which took effect on July 1, 2020. Compared to the previous GCP, the amended GCP provides comprehensive and substantive requirements on the design and conduct of clinical trials in China. In particular, the amended GCP enhances the protection for study subjects and tightens the control over bio-samples
collected under clinical trials.
Regulations on Marketing Authorizations
The Marketing Authorization Holder System
Under the authorization of the Standing Committee of the National People’s Congress, the State Council issued the Pilot Plan for the Drug Marketing Authorization Holder Mechanism on May 26, 2016, which provides a detailed pilot plan for the MAH System, for drugs in 10 provinces in China. Under the MAH System, domestic drug research and development institutions and individuals in the piloted regions are eligible to be holders of drug registrations without having to become drug manufacturers. The newly amended PRC Drug Administration Law rolled out this MAH system nationwide. Companies and research and development institutions can be drug marketing authorization holders after they receive the drug registration certificates. The drug marketing authorization holder should be responsible for their products throughout the life cycle, including pre-clinical
studies, clinical trials, production and distribution, post-market studies and the monitoring, reporting, and handling of adverse reactions in connection with pharmaceuticals in accordance with the PRC Drug Administration Law. The marketing authorization holders may engage licensed pharmaceutical manufacturers for manufacturing and may engage pharmaceutical distribution enterprises with drug distribution license for the distribution activities. Upon receiving the marketing authorizations from the NMPA, a drug marketing authorization holder may transfer its drug marketing authorization and the transferee should have the capability of quality management, risk prevention and control and liability compensation to ensure the safety, effectiveness and quality controllability of drugs and fulfill the obligations of the drug marketing authorization holder.
New Drug Application
When Phases I, II and III of the clinical trials have been completed, the applicant may apply to the NMPA for approval of an NDA. The NMPA then determines whether to approve the application according to the comprehensive evaluation opinion provided by the CDE of the NMPA. We must obtain approval of an NDA before our drugs can be manufactured and sold in the China market.
According to the Opinions on Encouraging Priority Review and Approval for Drug Innovations, for new drugs which are developed for severe, life-threatening diseases currently lacking effective treatment and have great significance for meeting clinical needs, if, based on early-stage clinical trial data, the clinical benefits of such drugs can be reasonably predicted or decided and such drugs have distinctive advantages comparing with existing treatments, such new drugs may obtain a conditional approval for marketing before the completion of Phase III clinical trials undertaken to confirm its therapeutic effectiveness. Such conditional approval process has been further enacted into the 2019 Amendment.
Drug Marketing Authorization
According to the 2020 Drug Registration Regulation, the applicant may submit an application for drug marketing authorization to CDE upon completion of relevant research on pharmacy, pharmacology, toxicology and drug clinical trials, determination the quality standards of the drug, validation of commercial-scale production processes and preparation for acceptance of verification and inspection conducted by the Center for Food and Drug Inspection (CFDI). The NMPA then determines whether to approve the application according to the comprehensive technical review by the CDE. We must obtain approval of drug marketing authorizations before our drugs can be manufactured and sold in the China market.
Drug Technology Transfer and Marketing Authorization Transfer
On August 19, 2009, the former SFDA promulgated the Administrative Regulations for Technology Transfer Registration of Drugs to standardize the registration process of drug technology transfer, which includes application for, and evaluation, examination, approval and monitoring of, drug technology transfer. With respect to imported drugs with imported drug licenses, the original applicants for the imported drug licenses may transfer these drug manufacturing technologies to domestic pharmaceutical manufacturing enterprises. Applications for drug technology transfer should be submitted to the provincial medical products administration where the transferee is located. The CDE should further review the application materials, provide technical evaluation opinions and form a comprehensive evaluation opinion based on the site inspection reports and the testing results of the samples.
The PRC Drug Administration Law and the 2020 Drug Registration Regulation allow for the transfer of marketing authorization under the MAH system. In January 2021, the NMPA published the Administrative Measures for Post-approval Changes to Drugs (Tentative), or the Measures on Post-Approval Changes. If the manufacture of an imported drug is relocated to China through manufacturing technology transfer, the transferee in China can choose to file a supplemental application with the provincial medical product administration with technical data showing consistency of quality and manufacturing processes during the two-year grace period from January 13, 2021. Alternatively, the transferee in China can file a marketing authorization application with the CDE referencing technical data in the original import drug approval application dossier.
Pharmaceutical Manufacturing Permit and GMP
To manufacture pharmaceutical products in the PRC, a pharmaceutical manufacturing enterprise must first obtain a Pharmaceutical Manufacturing Permit issued by the relevant pharmaceutical administrative authorities at the provincial level where the enterprise is located. Among other things, such a permit must set forth the permit number, the name, legal representative and registered address of the enterprise, the site and scope of production, issuing institution, date of issuance and effective period.
According to the Implementing Measures of the PRC Drug Administration Law and the Drug Manufacturing Regulation, promulgated in August 2004 and amended in November 2017 and January 2020,

respectively, each Pharmaceutical Manufacturing Permit issued to a pharmaceutical manufacturing enterprise is effective for five years. Any enterprise holding a Pharmaceutical Manufacturing Permit is subject to review by the relevant regulatory authorities on an annual basis. The enterprise is required to apply for renewal of such permit within six months prior to its expiry and will be subject to reassessment by the issuing authorities in accordance with then prevailing legal and regulatory requirements for the purposes of such renewal.
The Good Manufacturing Practice was promulgated in March 1988 and was amended in June 1999 and January 2011. The Good Manufacturing Practice comprises a set of detailed standard guidelines governing the manufacture of drugs, which includes institution and staff qualifications, production premises and facilities, equipment, hygiene conditions, production management, quality controls, product operation, raw material management, maintenance of sales records and management of customer complaints and adverse event reports.
Pharmaceutical Distribution Permit and GSP
To distribute pharmaceutical products in China, including wholesale and retail distribution, a pharmaceutical distribution enterprise must first obtain a Pharmaceutical Distribution Permit.
Pursuant to the Administrative Measures of the Pharmaceutical Distribution Permit promulgated by the NMPA in February 2004 and subsequently amended in November 2017, each Pharmaceutical Distribution Permit issued to a pharmaceutical distribution enterprise is effective for five years. Any enterprise holding a Pharmaceutical Distribution Permit is subject to periodic review and inspection by the relevant regulatory authorities. The enterprise is required to apply for renewal of such permit within six months prior to its expiry and will be subject to reassessment by the issuing authorities in accordance with then prevailing legal and regulatory requirements for the purposes of such renewal.
The Good Supply Practice for Drugs (GSP) was promulgated in April 2000 and was amended respectively in November 2012, January 2013, June 2015 and July 2016. The Good Supply Practice for Drugs is the basic rules for drug operation and quality control, setting forth the requirements for pharmaceutical distribution enterprises throughout the process of procurement, storage, sales and transportation.
U.S. Regulation of Pharmaceutical Product Development and Approval
In the United States, the FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and their implementing regulations. Drugs and biologics are also subject to other federal, state and local statutes and regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state and local rules and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions. These sanctions could include, among other actions, FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of enforcement-related letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice, or DOJ, or other governmental entities. Our drug and biologic candidates must be approved by the FDA through the NDA and BLA processes, respectively, before they may be legally marketed in the United States. The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

•
completion of extensive
pre-clinical
studies, sometimes referred to as
pre-clinical
laboratory tests,
pre-clinical
animal studies and formulation studies all performed in compliance with applicable regulations, including the FDA’s GLP regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;

•	approval by an independent institutional review board (IRB) representing each clinical site before each clinical trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with applicable good clinical practices, or GCPs and other clinical trial-related regulations, to establish the safety and efficacy of the proposed drug or biological product for its proposed indication;

•	preparation and submission to the FDA of an NDA or BLA;

•	a determination by the FDA within sixty (60) days of its receipt of an NDA or BLA to accept the filing for review by an FDA advisory committee, where appropriate or if applicable;

•
satisfactory completion of an FDA
pre-approval
inspection of the manufacturing facility or facilities at which the API and finished drug or biological product are produced to assess compliance with the FDA’s cGMP;

•	potential FDA audit of the pre-clinical and/or clinical trial sites that generated the data in support of the NDA or BLA; and

•	payment of user fees and FDA review and approval of the NDA or BLA prior to any commercial marketing or sale of the drug or biologic in the United States.
Pre-clinical
Studies
The data required to support an NDA is generated in two distinct development stages:
pre-clinical
and clinical. For new chemical entities, or NCEs, the
pre-clinical
development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, evaluating purity and stability, as well as carrying out non-human
toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the pre-clinical
tests must comply with federal regulations, including GLPs and the U.S. Department of Agriculture’s Animal Welfare Act. The sponsor must submit the results of the pre-clinical
tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective thirty (30) days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that thirty-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Some long-term pre-clinical
testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance.
Accordingly, submission of an IND does not guarantee the FDA will allow clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.
Clinical Studies
The clinical stage of development involves the administration of the product candidate to human subjects or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which establish standards for conducting, recording data from and reporting the results of clinical trials, and are intended to assure that the data and reported results are accurate, and that the rights, safety and well-being of study participants are protected. GCPs also include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB to ensure that risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also reviews and approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. For example, information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their www.clinicaltrials.gov website.
Clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase I, Phase II and Phase III clinical trials.

•
Phase I: The product candidate is initially introduced into a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.

•
Phase II: The product candidate is administered to a limited patient population to determine dose tolerance and optimal dosage required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy.

•
Phase III: The product candidate is administered to an expanded number of patients, generally at multiple sites that are geographically dispersed, in well-controlled clinical trials to generate enough data to demonstrate the efficacy of the product candidate for its intended use, its safety profile and to establish the overall benefit/risk profile of the product candidate and provide an adequate basis for approval and labeling. Phase III clinical trials may include comparisons with placebo and/or other comparator treatments.

•
Post-approval trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase IV clinical trials.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk to human subjects. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, cGMPs impose extensive procedural, substantive and recordkeeping requirements to ensure and preserve the long term stability and quality of the final drug or biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA and BLA Review and Approval
After the successful completion of clinical studies of a drug or biological product, FDA approval of an NDA or BLA respectively must be obtained before commercial marketing of the product. The results of non-clinical
studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug or biologic and proposed labeling, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the drug or biologic for one or more specified indications. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be offered for sale in the United States.
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a substantial application user fee in the range of several million dollars. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual prescription drug program fee for human drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan
indication.
The FDA reviews all NDAs and BLAs submitted before it accepts them for filing and may request additional information rather than accepting an application for filing. The FDA conducts a preliminary review of an NDA or BLA within sixty days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth
review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA aims to complete its initial review of an NDA or BLA and respond to the applicant within ten months from the filing date for a standard NDA or BLA and, and within six months from the filing date for a priority NDA or BLA. The FDA does not always meet its PDUFA goal dates for standard and Priority Review NDAs and BLAs, and the review process is often significantly extended by FDA requests for additional information or clarification.
After the submission is accepted for filing, the FDA reviews the NDA or BLA to determine, among other things, whether the proposed drug or biologic is safe and effective for its intended use, and whether the drug or biologic is being manufactured in accordance with cGMP to assure and preserve the drug’s identity, strength, quality and purity. The FDA may refer applications for novel products or product candidates that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA may re-analyze
the clinical trial data, which can result in extensive discussions between the FDA and us during the review process.
Before approving an NDA or BLA, the FDA will conduct a
pre-approval
inspection of the manufacturing facilities to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA or BLA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities where the product will be produced, it may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The CRL may require additional clinical data and/or an additional pivotal clinical trial(s) and/or other significant, expensive and time-consuming requirements related to clinical trials, pre-clinical
studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

If a drug receives marketing approval, the approval may be significantly limited to specific diseases, dosages, or patient populations or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA or BLA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase IV testing which involves clinical trials designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of a drug or biological product outweigh its risks. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of drugs or biologics. Product approvals may be withdrawn for non-compliance
with regulatory standards or if problems occur following initial marketing.
Pediatric Trials
Under the Pediatric Research Equity Act of 2003, a NDA or BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With the enactment of FDASIA in 2012, a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must also submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase
II meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical
studies, early phase clinical trials and/or other clinical development programs.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, FDA may grant orphan designate to a drug or biological product intended to treat a rare disease or condition (generally meaning that the disease or condition affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting a NDA or BLA. If the request is granted, FDA will publicly disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but the product will be entitled to orphan product exclusivity, meaning that FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or biological product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Post-Marketing Requirements
Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the drug, providing the regulatory authorities with updated safety and efficacy information, drug sampling and distribution requirements and complying with applicable promotion and advertising requirements, which include, among others, standards for direct-to-consumer
advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the product’s approved labeling (known as
“off-label
use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may legally prescribe products for off-label
uses, manufacturers may not market or promote such
off-label
uses. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.
FDA regulations also require that approved products be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. NDA and BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including, among other things, recall or withdrawal of the product from the market. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.
In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.
Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
Rest of the World Regulation of Pharmaceutical Product Development and Approval
For other countries outside of China and the United States, such as countries in Europe, Latin America or other parts of Asia, the requirements governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with applicable GCP requirements and the applicable regulatory requirements and ethical principles.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Coverage and Reimbursement
PRC Coverage and Reimbursement
Historically, most Chinese healthcare costs had been borne by patients out-of-pocket,
which had limited the growth of more expensive pharmaceutical products. However, in recent years the number of people covered by government and private insurance has increased. According to the National Healthcare Security Administration, or the NHSA, as of December 2019, approximately 1.3 billion residents in China were enrolled in the Basic Medical Insurance scheme, representing a coverage rate of above 95% of the total population.
Reimbursement under the National Medical Insurance Program
The Basic Medical Insurance scheme was adopted pursuant to the Decision of the State Council on the Establishment of the Urban Employee Basic Medical Insurance Program issued by the State Council on December 14, 1998, under which all employers in urban cities are required to enroll their employees in the Basic Medical Insurance scheme and the insurance premium is jointly contributed by the employers and employees. The State Council promulgated Guiding Opinions for the Pilot of Urban Resident Basic Medical Insurance on July 10, 2007, under which urban residents of the pilot district, rather than urban employees, may voluntarily join Urban Resident Basic Medical Insurance.
The Interim Measures for the Administration of Use of Drugs Covered by the Basic Medical Insurance was promulgated by NHSA in July 2020 and came into effect in September 2020. According to which, expenses of drugs listed in the Basic Medical Insurance Catalog, typically known in the industry as the National Reimbursable Drug List (NRDL),will be paid in full or part from the basic medical insurance fund in accordance with applicable provisions, and the drugs with the same generic names as those specified in the Basic Medical Insurance Catalog will be automatically regulated by the Basic Medical Insurance Catalog and shall also be eligible for the reimbursement by the basic medical insurance fund. These measures further clarify that the Basic Medical Insurance Catalog shall be promulgated by the NHSA and adjusted on an annual basis. Provinces shall have the right to add eligible ethnic drugs, preparations of medical institutions, and traditional Chinese medicine decoction pieces into the provincial medical insurance-based payment scope, which shall be implemented after being filed with the NHSA for record.
The PRC Ministry of Human Resources and Social Security, together with other government authorities, have the power to determine the medicines included in the NRDL. In August 2019, the NHSA and the PRC Ministry of Human Resources and Social Security released the National Drug Catalogue for Basic Medical Insurance, Work-Related Injury Insurance and Maternity Insurance, or the 2019 NRDL and 70 new drugs were admitted to the 2019 NRDL with an average price reduction of 60.7%. In December 2020, the NHSA and the PRC Ministry of Human Resources and Social Security released the National Drug Catalogue for Basic Medical Insurance, Work-Related Injury Insurance and Maternity Insurance, or the 2020 NRDL and 119 new drugs were admitted to the 2020 NRDL with an average price reduction of 50.64%.
Medicines included in the NRDL are divided into two classes, Class A and Class B. Patients purchasing medicines included in the NRDL are entitled to reimbursement of the entire amount or a certain percentage of the purchase price. The percentage of reimbursement for Class B medicines differs from region to region in the PRC.

National List of Essential Drugs
On August 18, 2009, the former MOH and eight other ministries and commissions in the PRC issued the Provisional Measures on the Administration of the National List of Essential Drugs, or NEDL, and the Guidelines on the Implementation of the NEDL System. The provisional measures aimed to promote essential medicines sold to consumers at fair prices in the PRC and ensured that the general public in the PRC has equal access to the drugs contained in the NEDL. The Provisional Measures on the Administration of the National List of Essential Drugs was then amended in February 2015. The former MOH promulgated the NEDL (Catalog for the Basic Healthcare Institutions) on August 18, 2009, a revised NEDL on March 13, 2013 and another revised NEDL on September 30, 2018 which became effective on November 1, 2018. According to these regulations, basic healthcare institutions funded by government, which primarily include county-level hospitals, county-level Chinese medicine hospitals, rural clinics and community clinics, shall store up and use drugs listed in NEDL. The drugs listed in NEDL shall be purchased by centralized tender process and shall be subject to the price control by NDRC. Drugs listed in the NEDL will be given priority to being listed in the NRDL.
Commercial Insurance
On October 25, 2016, the State Council and the Communist Party of China jointly issued the Plan for Healthy China 2030. According to the Plan, the country will establish a multi-level medical security system built around basic medical insurance, with other forms of insurance supplementing the basic medical insurance, including serious illness insurance for urban and rural residents, commercial health insurance and medical assistance. Furthermore, the Plan encourages enterprises and individuals to participate in commercial health insurance and various forms of supplementary insurance. The evolving medical insurance system makes innovative drugs more affordable and universally available to the Chinese population, which renders greater opportunities to drug manufacturers that focus on the research and development of innovative drugs, such as high-cost cancer therapeutics.
Price Controls
Instead of direct price controls which were historically used in China but abolished in June 2016, the government regulates prices mainly by establishing a price negotiations, consolidated procurement mechanism and revising medical insurance reimbursement standards as discussed below.
Price Negotiations
The Chinese government has initiated several rounds of price negotiations with manufacturers of patented drugs, drugs with an exclusive source of supply and oncology drugs since 2016. The average percentage of price reduction has been over 50%. Once the government agreed with the drug manufacturers on the supply prices, the drugs would be automatically listed in the NRDL and qualified for public hospital purchase.
Centralized Procurement and Tenders
The Guiding Opinions concerning the Urban Medical and Health System Reform, promulgated on February 21, 2000, aims to regulate the purchasing process of pharmaceutical products by medical institutions. The former MOH and other relevant government authorities have promulgated a series of regulations and releases in order to implement the tender requirements.
On January 17, 2009, the former MOH, the former SFDA and other four national departments jointly promulgated the Opinions on Further Regulating Centralized Procurement of Drugs by Medical Institutions. According to the notice, public hospitals owned by the government at the county level or higher or owned by state-owned enterprises (including state-controlled enterprises) shall purchase pharmaceutical products by online centralized procurement. Each provincial government shall formulate its catalogue of drugs subject to centralized procurement. Except for drugs in the National List of Essential Drugs (the procurement of which shall comply with the relevant rules on National List of Essential Drugs), certain pharmaceutical products which are under the national government’s special control, such as toxic, radioactive and narcotic drugs and traditional Chinese medicines, in principle, all drugs used by public medical institutions shall be covered by the catalogue of drugs subject to centralized procurement. On July 7, 2010, the former MOH and six other ministries and commissions jointly promulgated the Notice on Printing and Distributing the Working Regulations of Medical Institutions for Centralized Procurement of Drugs to further regulate the centralized procurement of drugs and clarify the code of conduct of the parties in centralized drug procurement.
The centralized tender process takes the form of public tender operated and organized by provincial or municipal government agencies. The centralized tender process is in principle conducted once every year in the relevant province or city in China. The bids are assessed by a committee composed of pharmaceutical and medical experts who will be randomly selected from a database of experts approved by the relevant government authorities. The committee members assess the bids based on a number of factors, including but not limited to, bid price, product quality, clinical effectiveness, product safety, qualifications and reputation of the manufacturer, after-sale services and innovation. Only pharmaceuticals that have won in the centralized tender process may be purchased by public medical institutions funded by the governmental or state-owned enterprise (including state-controlled enterprises) in the relevant region.
“4+7” Volume-based Drug Procurement and Tenders
In June 2018, the State Council decided to launch a new round of drug pricing and procurement reform. This reform is implemented mainly by the NHSA. The NHC supports the reform by introducing policy that encourages purchasing and prescribing of the selected drug and managing the supplier’s behavior. The NMPA is responsible for the quality assurance of the drug.
On November 15, 2018, the Joint Procurement Office, the procurement alliance formed by representatives of procurement agencies in 11 pilot cities established to oversee the bidding and procurement process, published the Paper on Drug Centralized Procurement in “4+7” Regions, launching the national pilot scheme for centralized volume-based drug procurement and tenders. According to the papers, the initial procurement of 31 generic drugs was implemented in 4 municipalities, namely Beijing, Shanghai, Tianjin and Chongqing and 7 cities, namely Shenyang, Guangzhou, Shenzhen, Xi’an, Dalian, Chengdu and Xiamen. This pilot program is thus also referred to as the “4+7” procurement scheme. On January 17, 2019, the General Office of the State Council published a circular on National Pilot Program for Centralized Procurement and Use of Drug, which provides detailed implementing measures for the nation-wide centralized drug procurement and tender scheme.
The “4+7” pilot program puts special emphasis on procurement volume guarantee. Public hospitals in pilot regions are encouraged to form a group procurement organization to increase the negotiation leverage. The committed volume will be shared by all qualified bid-winners,
and public hospitals should prioritize their use of drugs purchased through the volume-based procurement in order to realize the volume commitment. Under this program, a company is provided with a substantial volume guarantee. The selected drugs must pass the generic drug consistency evaluation on quality and effectiveness. The reform policy is aimed to lower drug costs for patients, reduce transaction costs for enterprises, regulate drug use of hospitals, and improve the centralized drug procurement and pricing system. The centralized volume-based procurement is open to all approved enterprises that manufacture drugs on the government-set
procurement list in China. Clinical effects, adverse reactions and batch stability of the drugs are considered, and their quality consistency with the originator drugs will be the main criteria for evaluation. Production capacity and stability of the supplier are also considered.
The NHSA organized four rounds of volume-based procurement and tenders to this date. On February 3, 2021, the results of the fourth round of the volume-based procurement and tender were announced. All of the 45 products were successfully qualified to enter into a supply agreement with the group procurement organization and the average price reduction approximately 52%.

Two-invoice
System
In addition to the centralized tender process, the Chinese government also rolled out a
“two-invoice
system” nationwide in 2018. In the
two-invoice
system, in principle there can be no more than two invoices issued for drug products supplied by manufacturers to public hospitals. To satisfy with this requirement, many drug manufacturers have reduced the tiers of distributors, or converted drug distributors into contracted service organizations. This excludes the sale of products invoiced from the manufacturer to its wholly-owned or controlled distributors, or for imported drugs, to its exclusive distributor, or from a distributor to its wholly-owned or controlled subsidiary (or between its wholly-owned or controlled subsidiaries). However, the system still significantly limits the options for companies to use multiple distributors to reach a larger geographic area in China. The reduction in distribution tiers resulted in a decrease in distribution mark-ups,
hence the supply prices to public hospitals would also be reduced. Compliance with the two-invoice
system is a prerequisite for pharmaceutical companies to participate in the tender and procurement processes of public hospitals, which currently provide most of PRC healthcare services. Manufacturers and distributors that fail to implement the two-invoice
system may lose their qualifications to participate in the tender and procurement process.
Non-compliant
manufacturers may also be blacklisted from engaging in drug sales to public hospitals. The two-invoice
system has been implemented in all provinces, each with its own regional implementation rules.
Medical Insurance Reimbursement Standards
The Opinions on Integrating the Basic Medical Insurance Systems for Urban and Rural Residents issued by the State Council on January 3, 2016, call for the integration of the urban resident basic medical insurance and the new rural cooperative medical care system and the establishment of a unified basic medical insurance system, which will cover all urban and rural residents other than rural migrant workers and persons in flexible employment arrangement who participate in the basic medical insurance for urban employees.
The General Office of the State Council further announced a master plan for the medical insurance reimbursement reform in June 2017. The main objectives are to implement a diversified reimbursement mechanism including DRGs, per-capita
caps and
per-bed-day
caps. These new reimbursement methods will be rolled out nationwide by 2020 to replace the current reimbursement method that is based on service category and product price. Local administration of healthcare security will introduce a total budget control for their jurisdictions and decide the amount of reimbursement to public hospitals based on hospitals’ performance and the spending targets of individual basic medical insurance funds. In June 2019, the NHSA, the Ministry of Finance, the NHC and the National Administration of Traditional Chinese Medicine jointly issued the Notice on the National List of Pilot Cities for the DRG Payment Mechanism, identifying 30 cities as pilot cities for the DRG payment pilot program, proposing to further the medical insurance reimbursement reform.
To further standardize payment in the national Basic Medical Insurance schemes, in October 2019, the NHSA issued two key technical documents for a pilot project that introduces DRGs—the Technical Guideline of the Classification and Payment for China Healthcare Security Diagnosis Related Groups
(CHS-DRG)
and the
CHS-DRG
Classification Plan. According to the classification plan, patients will be sorted into 26 major diagnostic categories and 376 adjacent diagnosis-related groups.
DRG-based
payments are made directly to the participating medical institutions, while the covered benefits enjoyed by the insureds, under the current public insurance schemes, are not affected by such settlement. In June 2020, the NHSA issued a more detailed
CHS-DRG
Classification Plan, further dividing the 376 diagnosis-related groups into 618 basic reimbursement unit. The 30 municipalities participating in the DRG pilot project are required to submit technical assessment report to the local branch of NHSA before August 31, 2020. Upon receiving NHSA’s approval, the participating municipalities may commence conducting simulation runs of the pilot project. After the simulation runs, the
DRG-based
settlement system is expected to launch in 2021.
U.S. Coverage and Reimbursement
Successful sales of our drug candidates in the U.S. market, if approved, will depend, in part, on the extent to which our drugs are covered and adequately reimbursed by third-party payors, such as government health programs or private health insurance (including managed care plans). Patients who are provided with prescriptions as part of their medical treatment generally rely on such third-party payors to reimburse all or part of the costs associated with their prescriptions and therefore adequate coverage and reimbursement from such third-party payors are critical to new and ongoing product acceptance. These third-party payors are increasingly reducing reimbursements for medical drugs and services and implementing measures to control utilization of drugs (such as requiring prior authorization for coverage). Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Federal and state governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. If our drug candidates are approved, limitations on coverage or reimbursement as well as price controls and cost-containment measures could have a material adverse effect on our sales, results of operations and financial condition.
Health care reform initiatives have resulted in significant changes to the coverage, reimbursement and delivery of health care, including drugs. Health care reform efforts are likely to continue and such efforts have included, and may include in the future, attempts to repeal or modify prior healthcare reform.
General legislative cost control measures may also affect reimbursement for our products. For example, the Budget Control Act of 2011, as amended, resulted in 2% reductions in Medicare (but not Medicaid) payments to providers through 2030 (except May 1, 2020 to March 31, 2021). If we obtain approval to market a drug candidate in the United States, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
Other Healthcare Laws
Other PRC Healthcare Laws
Advertising of Pharmaceutical Products
Pursuant to the Interim Administrative Measures for the Review of Advertisements for Drugs, Medical Devices, Health Food and Formula Food for Special Medical Purposes promulgated in December 2019 and became effective in March 2020, an enterprise seeking to advertise its pharmaceutical products must apply for an advertisement approval number. The advertisement approval number is issued by the relevant local administrative authority. The validity term of the advertisement approval number for drugs shall be consistent with the shortest validity term of the production registration certificate, filing certificate or production license. If no valid term is prescribed in the production registration certificate, filing certificate or production license, the valid term of the advertisement approval number shall be two years. The content of an approved advertisement may not be altered without prior approval.
Insert Sheet and Labels of Pharmaceutical Products
According to the Measures for the Administration of the Insert Sheets and Labels of Drugs effective on June 1, 2006, the insert sheets and labels of drugs should be reviewed and approved by the NMPA (previously the SFDA). A drug insert sheet should include the scientific data, conclusions and information concerning drug safety and efficacy in order to direct the safe and rational use of drugs. The inner label of a drug should bear such information as the drug’s name, indication or function, strength, dose and usage, production date, batch number, expiry date and drug manufacturer, and the outer label of a drug should indicate such information as the drug’s name, ingredients, description, indication or function, strength, dose and usage and adverse reaction.
Packaging of Pharmaceutical Products
According to the Measures for the Administration of Pharmaceutical Packaging effective on September 1, 1988, pharmaceutical packaging must comply with the national and industry standards. If no national or industry standards are available, the enterprise can formulate its own standards and put into implementation after obtaining the approval of the administration of medical products or bureau of standards at provincial level. The enterprise shall re-apply
with the relevant authorities if it needs to change its own packaging standard. Drugs that have not developed and received approval for packaging standards must not be sold or distributed in China (except for drugs for the military).
Other U.S. Healthcare and Regulatory Laws
Within the United States, manufacturing, sales, promotion and other activities that may follow drug approval are also subject to regulation by numerous federal, state and local regulatory authorities in addition to the FDA, including, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration for controlled substances, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration and the Environmental Protection Agency.
We may therefore be subject to healthcare regulation and enforcement by the U.S. federal government and the states where we may market our drug candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and transparency laws, such as the following:

•
the U.S. Foreign Corrupt Practices Act (FCPA), which prohibits U.S. companies and their representatives from paying, offering to pay, promising to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA’s definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls;

•
federal healthcare program anti-kickback laws, which prohibit, among other things, persons from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program (including private health plans) or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
the Federal Food, Drug and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label
use and regulates the distribution of samples;

•
federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and

•
state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including private insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

In addition, the distribution of pharmaceutical drugs is subject to specific regulatory requirements, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical drugs. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Drugs must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act.
If and when we become subject to these various healthcare and regulatory laws, efforts to ensure that our activities comply with applicable healthcare laws may involve substantial costs. Many of these laws and their implementing regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our activities could be subject to challenge. If our operations were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we could be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid and the curtailment or restructuring of our operations, which could significantly harm our business.
Other Significant PRC Regulation Affecting Our Business Activities in China
PRC Regulation of Foreign Investment
The establishment, operation and management of corporate entities in China are governed by the Company Law of the PRC, or the PRC Company Law, which was adopted by the Standing Committee of the NPC in December 1993, implemented in July 1994 and subsequently amended in December 1999, August 2004, October 2005, December 2013 and October 2018. Under the PRC Company Law, companies are generally classified into two categories: limited liability companies and companies limited by shares. The PRC Company Law also applies to foreign-invested limited liability companies. Pursuant to the PRC Company Law, where laws on foreign investment have other stipulations, such stipulations shall prevail.
Investment activities in the PRC by foreign investors are governed by the Guiding Foreign Investment Direction, which was promulgated by the State Council on February 11, 2002 and came into effect on April 1, 2002, and the Special Administrative Measures (Negative List) for Foreign Investment Access (2019), or the Negative List, which was promulgated by the Ministry of Commerce, or the MOFCOM and National Development and Reform Commission, or the NDRC on June 30, 2019 and took effect on July 30, 2019. The Negative List set out the restrictive measures in a unified manner, such as the requirements on shareholding percentages and management, for the access of foreign investments and the industries that are prohibited for foreign investment. The Negative List covers 13 industries, and any field not falling in the Negative List shall be administered under the principle of equal treatment to domestic and foreign investment.
Foreign Investment Law of the People’s Republic of China, or the Foreign Investment Law was promulgated by the NPC in March 2019 and become effective in January 2020. After the Foreign Investment Law came into force, the Law on Wholly Foreign- Owned Enterprises, the Law on Sino-foreign Equity Joint Ventures and the Law on Sino-foreign Contractual Joint Ventures have been repealed simultaneously. The investment activities of foreign natural persons, enterprises or other organizations (hereinafter referred to as “foreign investors”) directly or indirectly within the territory of China shall comply with and be governed by the Foreign Investment Law: 1) establishing by foreign investors of foreign-invested enterprises in China alone or jointly with other investors; 2) acquiring by foreign investors of shares, equity, property shares, or other similar interests of Chinese domestic enterprises; 3) investing by foreign investors in new projects in China alone or jointly with other investors; and 4) other forms of investment prescribed by laws, administrative regulations or the State Council.

In December 2019, the State Council issued the Regulations on Implementing the Foreign Investment Law of the PRC, which came into effect in January 2020. After the Regulations on Implementing the Foreign Investment Law of the PRC came into effect, the Regulation on Implementing the Sino-Foreign Equity Joint Venture Enterprise Law, Provisional Regulations on the Duration of Sino- Foreign Equity Joint Venture Enterprise, the Regulations on Implementing the Wholly Foreign-Invested Enterprise Law and the Regulations on Implementing the Sino-foreign Cooperative Joint Venture Enterprise Law have been repealed simultaneously.
In December 2019, the MOFCOM and the State Administration for Market Regulation issued the Measures for the Reporting of Foreign Investment Information, which came into effect in January 2020. After the Measures for the Reporting of Foreign Investment Information came into effect, the Interim Measures on the Administration of Filing for Establishment and Change of Foreign Investment Enterprises has been repealed simultaneously. Since January 1, 2020, for foreign investors carrying out investment activities directly or indirectly in China, the foreign investors or foreign-invested enterprises shall submit investment information to the commerce authorities pursuant to these measures.
PRC Regulation of Commercial Bribery
Pharmaceutical companies involved in a criminal investigation or administrative proceedings related to bribery are listed in the Adverse Records of Commercial Briberies by its provincial health and family planning administrative department. Pursuant to the Provisions on the Establishment of Adverse Records of Commercial Briberies in the Medicine Purchase and Sales Industry which became effective on March 1, 2014, provincial health and family planning administrative departments formulate the implementing measures for establishment of Adverse Records of Commercial Briberies. If a pharmaceutical company is listed in the Adverse Records of Commercial Briberies for the first time, their production is not required to be purchased by public medical institutions. A pharmaceutical company will not be penalized by the relevant PRC government authorities merely by virtue of having contractual relationships with distributors or third party promoters who are engaged in bribery activities, so long as such pharmaceutical company and its employees are not utilizing the distributors or third party promoters for the implementation of, or acting in conjunction with them in, the prohibited bribery activities. In addition, a pharmaceutical company is under no legal obligation to monitor the operating activities of its distributors and third party promoters, and will not be subject to penalties or sanctions by relevant PRC government authorities as a result of failure to monitor their operating activities.
PRC Regulation of Product Liability
In addition to the strict new drug approval process, certain PRC laws have been promulgated to protect the rights of consumers and to strengthen the control of medical products in the PRC. Under current PRC law, manufacturers and vendors of defective products in the PRC may incur liability for loss and injury caused by such products. According to the Civil Code of the PRC which was promulgated in May 2020 and became effective in January 2021, a defective product which causes property damage or physical injury to any person may subject the manufacturer or vendor of such product to civil liability for such damage or injury.
On February 22, 1993, the Product Quality Law of the PRC, or the Product Quality Law, was promulgated aiming to protect the legitimate rights and interests of the end-users
and consumers and to strengthen the supervision and control of the quality of products. The Product Quality Law was last revised in December 2018, pursuant to which, manufacturers who produce defective products may be subject to civil or criminal liability and have their business licenses revoked.
The Law of the PRC on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993 and was amended on August 27, 2009 and October 25, 2013 to protect consumers’ rights when they purchase or use goods and accept services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers. Under the latest amendment, all business operators shall pay close attention to protect the customers’ privacy and strictly keep confidential any consumer information they obtain during the business operation. In addition, in extreme situations, pharmaceutical product manufacturers and operators may be subject to criminal liability if their goods or services lead to the death or injuries of customers or other third parties.
PRC Tort Law
Under the Civil Code of the PRC, if damages to other persons are caused by defective products due to the fault of a third party, such as the parties providing transportation or warehousing, the producers and the sellers of the products have the right to recover their respective losses from such third parties. If defective products are identified after they have been put into circulation, the producers and the sellers shall take remedial measures such as stopping the sales, issuance of a warning, recall of products, among others. in a timely manner. The producers or the sellers shall be liable under tort if they fail to take remedial measures in a timely manner or have not made efforts to take remedial measures, thus causing damages. If the products are produced or sold with known defects, causing deaths or severe adverse health issues, the infringed party has the right to claim punitive damages in addition to compensatory damages.
PRC Regulation of Intellectual Property Rights
China has made substantial efforts to adopt comprehensive legislation governing intellectual property rights, including patents, trademarks, copyrights and domain names.
Patents
Pursuant to the PRC Patent Law, most recently amended in October 2020 (which will come into effect in June 2021), and its implementation rules, most recently amended in January 2010 (but for which a draft amendment was published for public comment in November 2020), patents in China fall into three categories: invention, utility model and design. An invention patent is granted to a new technical solution proposed in respect of a product or method or an improvement of a product or method. A utility model is granted to a new technical solution that is practicable for application and proposed in respect of the shape, structure or a combination of both of a product. A design patent is granted to the new design of a certain product in shape, pattern or a combination of both and in color, shape and pattern combinations aesthetically suitable for industrial application. Under the PRC Patent Law, the term of patent protection starts from the date of application. Patents relating to invention are effective for twenty years, and utility models and designs are effective for ten years and fifty years from the date of application respectively. The PRC Patent Law adopts the principle of
“first-to-file”
system, which provides that where more than one person files a patent application for the same invention, a patent will be granted to the person who files the application first.
Existing patents can become narrowed, invalid or unenforceable due to a variety of grounds, including lack of novelty, creativity and deficiencies in patent application. In China, a patent must have novelty, creativity and practical applicability. Under the PRC Patent Law, novelty means that before a patent application is filed, no identical invention or utility model has been publicly disclosed in any publication in China or overseas or has been publicly used or made known to the public by any other means, whether in or outside of China, nor has any other person filed with the patent authority an application that describes an identical invention or utility model and is recorded in patent application documents or patent documents published after the filing date. Creativity means that, compared with existing technology, an invention has prominent substantial features and represents notable progress, and a utility model has substantial features and represents any progress. Practical applicability means an invention or utility model can be manufactured or used and may produce positive results. Patents in China are filed with the China National Intellectual Property Administration, or CNIPA. Normally, the CNIPA publishes an application for an invention patent within 18 months after the filing date, which may be shortened at the request of applicant. The applicant must apply to the CNIPA for a substantive examination within three years from the date of application.
Article 20 of the PRC Patent Law provides that, for an invention or utility model completed in China, any applicant (not just Chinese companies and individuals), before filing a patent application outside of China, must first submit it to the CNIPA for a confidential examination. Failure to comply with this requirement will result in the denial of any Chinese patent for the relevant invention. This added requirement of confidential examination by the CNIPA has raised concerns by foreign companies who conduct research and development activities in China or outsource research and development activities to service providers in China.
Patent Term Extension and Adjustment
On October 17, 2020, the National People’s Congress Standing Committee passed the Fourth Amendment to the Patent Law (also called the new Patent Law) which, when it takes effect on June 1, 2021, for the first time, will provide for patent term extension and adjustments for certain patents. Under the new Patent Law, patent term extensions can be obtained for regulatory delays in the review and approval of new drugs but are limited to no more than five years and the total post-marketing patent term of the new drug cannot exceed 14 years. The new Patent Law also provides for patent term adjustments where there is an unreasonable delay caused during patent examination. A patentee may apply for a patent term adjustment where the patent is granted at least four years after the filing date, and at least three years after substantive examination was requested. It remains to be seen how the patent term extensions and adjustments under the new Patent Law will be implemented. China published draft amendments to the Implementing Regulations of the Patent Law on November 27, 2020, which provides further details on what is an unreasonably delay in respect of patent term adjustments and proposes certain limitations on the types of patents eligible for patent term extensions, details of how amount of the extension would be determined and applicability to drug products covered by the relevant patent. For example, there is a risk that the patent term extension will only apply where approval in China by the NMPA is the first approval anywhere in the world.
Patent Linkage
The new Patent Law, for the first time, introduces in China a patent linkage system for the early resolution of patent disputes concerning generic drug applications similar to the Hatch Waxman Act in the United States. Under the patent linkage system in the new Patent Law, a pharmaceutical patentee or an interested party may sue in court an applicant applying for marketing approval of a drug product that is covered by the patent. They may also request a China National Intellectual Property Administration, also called the CNIPA, to make an administrative ruling as to whether such drug product falls within the protected scope of the relevant patent. The new Patent Law also provides a legal basis for the NMPA to stay the review of the marketing approval application for the drug product based on the court ruling. However, to be implemented, the patent term extensions and adjustments and patent linkage system require further promulgation of regulations and detailed implementation measures and draft regulations and measures have already been published. The National Medical Products Administration and the CNIPA jointly issued on September 11, 2020 a draft of the Implementation Measures for Early Resolution Mechanism of Pharmaceutical Patent Disputes (for Trial Implementation) for public comment which sets forth, for the first time, details of how such patent linkage system would be implemented. The CNIPA also published the Administrative Ruling Measures for the Early Resolution mechanism for Drug Patent Disputes (Draft for Solicitation of Comments) on February 9, 2021, which proposes details of how to seek the administrative ruling with CNIPA. The draft regulations and measures are expected to be finalized before the new Patent Law takes effect on June 1, 2021.
Patent Enforcement
Unauthorized use of patents without consent from owners of patents, forgery of the patents belonging to other persons, or engagement in other patent infringement acts, will subject the infringers to infringement liability. Serious offences such as forgery of patents may be subject to criminal penalties.
When a dispute arises out of infringement of the patent owner’s patent right, Chinese law requires that the parties first attempt to settle the dispute through mutual consultation. However, if the dispute cannot be settled through mutual consultation, the patent owner, or an interested party who believes the patent is being infringed, may either file a civil legal suit or file an administrative complaint with the relevant patent administration authority. A Chinese court may issue a preliminary injunction upon the patent owner’s or an interested party’s request before instituting any legal proceedings or during the proceedings. Damages for infringement are calculated as the loss suffered by the patent holder arising from the infringement, and if the loss suffered by the patent holder arising from the infringement cannot be determined, the damages for infringement shall be calculated as the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be determined by using a reasonable multiple of the license fee under a contractual license. Statutory damages may be awarded in the circumstances where the damages cannot be determined by the above-mentioned calculation standards. The damage calculation methods shall be applied in the aforementioned order. Generally, the patent owner has the burden of proving that the patent is being infringed. However, if the owner of an invention patent for manufacturing process of a new product alleges infringement of its patent, the alleged infringer has the burden of proof.
Medical Patent Compulsory License
According to the PRC Patent Law, for the purpose of public health, the CNIPA may grant a compulsory license for manufacturing patented drugs and exporting them to countries or regions covered under relevant international treaties to which PRC has acceded.
Exemptions for Unlicensed Manufacture, Use, Sale or Import of Patented Products
The PRC Patent Law provides five exceptions for unauthorized manufacture, use, sale or import of patented products. None of following circumstances is deemed an infringement of the patent rights, and any person may manufacture, use, sell or import patented products without authorization granted by the patent owner as follows:

•
Any person who uses, promises to sell, sells or imports any patented product or product directly obtained in accordance with the patented methods after such product is sold by the patent owner or by its licensed entity or individual;

•
Any person who has manufactured an identical product, has used an identical method or has made necessary preparations for manufacture or use prior to the date of patent application and continues to manufacture such product or use such method only within the original scope;

•
Any foreign transportation facility that temporarily passes through the territory, territorial waters or territorial airspace of China and uses the relevant patents in its devices and installations for its own needs in accordance with any agreement concluded between China and that country to which the foreign transportation facility belongs, or any international treaty to which both countries are party, or on the basis of the principle of reciprocity;

•	Any person who uses the relevant patents solely for the purposes of scientific research and experimentation; or

•
Any person who manufactures, uses or imports patented drug or patented medical equipment for the purpose of providing information required for administrative approval, or manufactures, uses or imports patented drugs or patented medical equipment for the abovementioned person.

However, if patented drugs are utilized on the ground of exemptions for unauthorized manufacture, use, sale or import of patented drugs prescribed in PRC Patent Law, such patented drugs cannot be manufactured, used, sold or imported for any commercial purposes without authorization granted by the patent owner.
Trade Secrets
According to the PRC Anti-Unfair Competition Law promulgated by the Standing Committee of the NPC on September 2, 1993, as amended on November 4, 2017 and on April 23, 2019 respectively, the term “trade secrets” refers to technical and business information that is unknown to the public that has utility and may create business interests or profits for its legal owners or holders, and is maintained as a secret by its legal owners or holders.
Under the PRC Anti-Unfair Competition Law, business persons are prohibited from infringing others’ trade secrets by: (1) obtaining the trade secrets from the legal owners or holders by any unfair methods such as theft, bribery, intimidation, solicitation or coercion or any other illicit means; (2) disclosing, using or permitting others to use the trade secrets obtained illegally under item (1) above; (3) disclosing, using or permitting others to use the trade secrets, in violation of any contractual agreements or any requirements of the legal owners or holders to keep such trade secrets in confidence; or (4) instigating, inducing or assisting others to violate confidentiality obligations or to violate a rights holder’s requirements for keeping confidential and not disclosing, using or permitting others to use without authorization the trade secrets of the rights holder. If a third party knows or should have known of the fact that an employee or former employee of the right owner of trade secrets or any other entity or individual conducts any of the illegal acts above mentioned, but still accepts, publishes, uses or allows any other to use such secrets, such practice shall be deemed as infringement of trade secrets. The parties whose trade secrets are being misappropriated may petition for administrative corrections, and regulatory authorities may stop any illegal activities and fine infringing parties.
The measures to protect trade secrets include oral or written non-disclosure
agreements or other reasonable measures to require the employees of, or persons in business contact with, legal owners or holders to keep trade secrets confidential. Once the legal owners or holders have asked others to keep trade secrets confidential and have adopted reasonable protection measures, the requested persons bear the responsibility for keeping the trade secrets confidential.
Trademarks and Domain Names
Trademark
. According to the Trademark Law of the PRC, promulgated by the Standing Committee of the NPC in August 1982, as amended in February 1993, October 2001, August 2013 and April 2019 and its implementation rules, the PRC Trademark Office of the National Intellectual Property Administration is responsible for the registration and administration of trademarks throughout the PRC. The Trademark Law has adopted a
“first-to-file”
principle with respect to trademark registration.
Domain Name
. Domain names are protected under the Administrative Measures on the Internet Domain Names promulgated by the Ministry of Industry and Information Technology in August 2017 and effective from November 2017. The Ministry of Industry and Information Technology is the main regulatory body responsible for the administration of PRC internet domain names.
PRC Regulation of Labor Protection
Under the Labor Law of the PRC, effective on January 1, 1995 and subsequently amended on August 27, 2009 and December 29, 2018, the PRC Employment Contract Law, effective on January 1, 2008 and subsequently amended on December 28, 2012 and the Implementing Regulations of the Employment Contract Law, effective on September 18, 2008, employers must establish a comprehensive management system to protect the rights of their employees, including a system governing occupational health and safety to provide employees with occupational training to prevent occupational injury and employers are required to truthfully inform prospective employees of the job description, working conditions, location, occupational hazards and status of safe production as well as remuneration and other conditions as requested by the Labor Contract Law of the PRC.
Pursuant to the Law of Manufacturing Safety of the PRC effective on November 1, 2002 and amended on August 27, 2009 and August 31, 2014, manufacturers must establish a comprehensive management system to ensure manufacturing safety in accordance with applicable laws, regulations, national standards and industrial standards. Manufacturers not meeting relevant legal requirements are not permitted to commence their manufacturing activities.

Pursuant to the Administrative Measures Governing the Production Quality of Pharmaceutical Products effective on March 1, 2011, manufacturers of pharmaceutical products are required to establish production safety and labor protection measures in connection with the operation of their manufacturing equipment and manufacturing process.
Pursuant to applicable PRC laws, rules and regulations, including the Social Insurance Law which became effective on July 1, 2011 and amended on December 29, 2018, the Interim Regulations on the Collection and Payment of Social Security Funds which became effective on January 22, 1999 and amended on March 24, 2019, Interim Measures concerning the Maternity Insurance of Employees which become effective on January 1, 1995, and the Regulations on Work-related Injury Insurance which became effective on January 1, 2004 and was subsequently amended on December 20, 2010, employers are required to contribute, on behalf of their employees, to a number of social security funds, including funds for basic pension insurance, unemployment insurance, basic medical insurance, work-related injury insurance and maternity insurance. If an employer fails to make social insurance contributions timely and in full, the social insurance collecting authority will order the employer to make up outstanding contributions within the prescribed time period and impose a late payment fee at the rate of 0.05% per day from the date on which the contribution becomes due. If such employer fails to make the overdue contributions within such time limit, the relevant administrative department may impose a fine equivalent to one to three times the overdue amount.
Regulations Relating to Foreign Exchange Registration of Offshore Investment by PRC Residents
In July 2014, SAFE issued the SAFE Circular 37, and its implementation guidelines, which abolished and superseded the SAFE Circular 75. Pursuant to SAFE Circular 37 and its implementation guidelines, PRC residents (including PRC institutions and individuals) must register with local branches of SAFE in connection with their direct or indirect offshore investment in an overseas special purpose vehicle, or SPV, directly established or indirectly controlled by PRC residents for the purposes of offshore investment and financing with their legally owned assets or interests in domestic enterprises, or their legally owned offshore assets or interests. Such PRC residents are also required to amend their registrations with SAFE when there is a change to the basic information of the SPV, such as changes of a PRC resident individual shareholder, the name or operating period of the SPV or when there is a significant change to the SPV, such as changes of the PRC individual resident’s increase or decrease of its capital contribution in the SPV, or any share transfer or exchange, merger, division of the SPV. Failure to comply with the registration procedures set forth in the Circular 37 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate, the capital inflow from the offshore entities and settlement of foreign exchange capital, and may also subject relevant onshore company or PRC residents to penalties under PRC foreign exchange administration regulations.
Regulations Relating to Employee Stock Incentive Plan
In February 2012, State Administration of Foreign Exchange (SAFE) promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies, or the Stock Option Rules. In accordance with the Stock Option Rules and relevant rules and regulations, PRC citizens or non-PRC
citizens residing in China for a continuous period of not less than one year, who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a PRC subsidiary of such overseas listed company, and complete certain procedures. We and our employees who are PRC citizens or who reside in China for a continuous period of not less than one year and who participate in our stock incentive plan will be subject to such regulation. In addition, the SAT has issued circulars concerning employee share options or restricted shares. Under these circulars, employees working in the PRC who exercise share options, or whose restricted shares vest, will be subject to PRC individual income tax, or the IIT. The PRC subsidiaries of an overseas listed company have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold IIT of those employees related to their share options or restricted shares. If the employees fail to pay, or the PRC subsidiaries fail to withhold, their IIT according to relevant laws, rules and regulations, the PRC subsidiaries may face sanctions imposed by the tax authorities or other PRC government authorities.
Regulations Relating to Dividend Distribution
Pursuant to the PRC Company Law and Foreign Investment Law, and Regulations on Implementing the Foreign Investment Law, foreign investors may freely remit into or out of China, in renminbi or any other foreign currency, their capital contributions, profits, capital gains, income from asset disposal, intellectual property royalties, lawfully acquired compensation, indemnity or liquidation income and so on within the territory of China.
In January 2017, the SAFE issued the Notice on Improving the Check of Authenticity and Compliance to Further Promote Foreign Exchange Control, which stipulates several capital control measures with respect to outbound remittance of profits from domestic entities to offshore entities, including the following: (i) under the principle of genuine transaction, banks shall check board resolutions regarding profit distribution, the original version of tax filing records and audited financial statements; and (ii) domestic entities shall hold income to account for previous years’ losses before remitting the profits. Moreover, domestic entities shall provide detailed explanations of the sources of capital and the utilization arrangements and board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.
Regulations Relating to Foreign Exchange
The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, most recently amended in August 2008. Under the Foreign Exchange Administration Regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans.
In August 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within China. SAFE also strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. In March 2015, SAFE issued the Circular of the State Administration of Foreign Exchange on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or the SAFE Circular 19, which took effective and replaced SAFE Circular 142 on June 1, 2015. Although SAFE Circular 19 allows for the use of RMB converted from the foreign currency-denominated capital for equity investments in China, the restrictions continue to apply as to foreign-invested enterprises’ use of the converted RMB for purposes beyond the business scope, for entrusted loans or for inter-company RMB loans. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 or Circular 16 could result in administrative penalties.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, which was subsequently amended in May 2015. It substantially simplifies the current foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts (e.g., pre-establishment
expenses accounts, foreign exchange capital accounts and guarantee accounts), the reinvestment of lawful incomes derived by foreign investors in China (e.g. profit, proceeds of equity transfer, capital reduction, liquidation and early repatriation of investment), and purchase and remittance of foreign exchange as a result of capital reduction, liquidation, early repatriation or share transfer in a foreign-invested enterprise no longer require SAFE approval, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible before. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in China based on the registration information provided by SAFE and its branches.
In February 2015, SAFE promulgated the Circular on Further Simplifying and Improving the Policies Concerning Foreign Exchange Control on Direct Investment, or SAFE Circular 13, which took effect on June 1, 2015. SAFE Circular 13 delegates the authority to enforce the foreign exchange registration in connection with the inbound and outbound direct investment under relevant SAFE rules to certain banks and therefore further simplifies the foreign exchange registration procedures for inbound and outbound direct investment.
Other PRC National- and Provincial-Level Laws and Regulations
We are subject to changing regulations under many other laws and regulations administered by governmental authorities at the national, provincial and municipal levels, some of which are or may become applicable to our business. For example, regulations control the confidentiality of patients’ medical information and the circumstances under which patient medical information may be released for inclusion in our databases, or released by us to third parties. These laws and regulations governing both the disclosure and the use of confidential patient medical information may become more restrictive in the future.
We also comply with numerous additional national and provincial laws relating to matters such as safe working conditions, manufacturing practices, environmental protection and fire hazard control in all material aspects. We believe that we are currently in compliance with these laws and regulations in material aspects; however, we may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements or adoption of new requirements could therefore have a material adverse effect on our business, results of operations and financial condition.
SALES AND MARKETING
Commercialization
We believe that the scale and sophistication of our commercial operation is crucial to our business. We have invested, and will continue to invest, substantial financial and management resources to build-out
our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel in support of the sales of our commercialized products.
As of January 31, 2021, our commercialization team consisted of approximately 600 sales and marketing staff, covering major medical centers across Greater China. Our commercialization team has a proven track record and experience from leading oncology multinational pharmaceutical companies including AstraZeneca, Roche, Novartis and BMS in Greater China. Our commercial team has capabilities that cover the product sales cycle, including medical affairs, market access, and distributor management. We tailor our commercialization strategies according to our individual products and their different market potential to drive product launch. For ZEJULA, we plan to increase market penetration in China and substantially increase our hospital coverage therein by 2021. To implement this commercial strategy, we plan to increase the number of sales representatives in our ZEJULA sales team to facilitate greater product access for more patients. For Optune, we plan to increase brand awareness in China and provide more post-launch product support services for patients. To implement this commercial strategy, we plan to increase the number of device support staff to build up our Optune product service team. We are also in the process of building a support team for QINLOCK which was granted Priority Review by the NMPA in 2020 for our NDA. In addition, in March 2020, we entered into a contract sales agreement with Huizheng (Shanghai) Pharmaceutical Technology Co., Ltd., HanHui, a pharmaceutical company based in China with a commercial presence in antibiotics. The agreement allows us to use HanHui’s existing infrastructure for the potential future commercial launch of NUZYRA in Greater China.
Our Distribution Channel
We rely on independent third-party distributors in Greater China to sell our commercialized products, which is consistent with the pharmaceutical industry norm. We believe that distributors help us effectively execute our marketing strategies specifically tailored to each geographical location and the hospitals located within their distribution territories across China. During 2020, after we launched ZEJULA and Optune in China, we started to engage distributors. Our commercial relationship with the distributors we use is a seller and buyer relationship. Accordingly, we recognize revenue when our products are delivered to and accepted by the distributors. For the years ended December 31, 2020 and 2019, the aggregate amount of revenue generated from our five largest customers accounted for approximately 48.6% and 85.0% of our total revenue, respectively.
We select distributors based on their business qualifications and distribution capabilities, such as distribution network coverage, quality, number of personnel, cash flow conditions, creditworthiness, logistics, compliance standard and past performance, and their capacity for customer management. We offer rebates to our distributors, consistent with pharmaceutical industry practice. We retain no ownership control over the products sold to our distributors, and all significant risks (including inventory risks) and rewards associated with the products are generally transferred to the distributors upon delivery to and acceptance by the distributors.
MANUFACTURING AND SUPPLY
Our Manufacturing Facilities
We currently operate two manufacturing facilities in Suzhou, China, which support the clinical and commercialized production of certain of our products and product candidates, including ZEJULA. We do not manufacture Optune; instead, we source Optune from our licensor, Novocure. In early 2017, we built a cGMP-compliant small molecule facility in Suzhou capable of supporting clinical and commercial production. The production capacity of our small molecule manufacturing facility is up to 50 million units per year for both commercial oral tablets and capsules. In 2018, we completed construction of a large molecule facility in Suzhou using GE Healthcare FlexFactory platform technology capable of supporting the clinical production of our product candidates. The annual production capacity of our large molecule manufacturing capacity is up to 12 to 18 200L or 1000L clinical batches, respectively. We are investing in the expansion of our large molecule manufacturing facility in anticipation of the increased activities of our internally developed pipeline. Although we expect our two manufacturing facilities to be able to satisfy the commercial as well as clinical needs and support the growth of our business in the near future, we acquired land use rights in Suzhou that can be used to expand our manufacturing and research needs in the future. We believe that possessing manufacturing and commercialization capabilities presents benefits, which include maintaining better control over the quality and compliance of our operations with increasingly stringent industry regulations. See “Risk Factors—We have limited experience manufacturing our products and product candidates on a large clinical or commercial scale.”
Our two manufacturing facilities feature an oral solid dosage and a biological processing/formulation production lines and are designed to comply with both the PRC and PIC/S drug manufacturing standards. The facilities cover the entire production process from mixing, roller compression, tableting to bottling. We procure our manufacturing equipment from leading domestic and international suppliers. We have acquired manufacturing licenses for both oral solid dosage and biological facilities, and are in the process of applying for a Marketing Authorization Holder (MAH) manufacturing license. We have passed an onsite inspection by the NMPA for ZEJULA, our first commercialized product. We are or will be dependent on third party manufacturers for the manufacture of certain of our products and product candidates as well as on third parties for our supply chain, and if any of these third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices, our business could be harmed. As of December 31, 2020, our manufacturing team consisted of approximately 60 employees.
Contract Manufacturing Organizations
We outsource to a limited number of external CMOs the production of some product substances and products, and we expect to continue to do so to meet the preclinical, clinical and commercial requirements of our products and product candidates. By outsourcing a portion of our manufacturing activities, we can increase our focus on core areas of competence such as product candidate development, commercialization and research. We have adopted procedures to ensure that the production qualifications, facilities and processes of our third-party CMOs comply with the relevant regulatory requirements and our internal guidelines. We select our CMOs by taking into account a number of factors, including their qualifications, relevant expertise, production capacity, geographic proximity, reputation, track record, product quality, reliability in meeting delivery schedules and terms offered by such CMOs. The CMOs with which we contract provide services to us on a short-term and project-by-project
basis. Our agreements with the CMOs typically specify requirements, including, but not limited to, product quality or service details, technical standards or methods, delivery terms, agreed price and payment and product inspection and acceptance criteria. The CMOs procure the necessary raw materials themselves.
Suppliers
Our suppliers consist primarily of (i) third party licensors from which we obtained license rights in respect of our in-licensed
products and drug candidates; (ii) selected CROs; and (iii) suppliers of other raw materials for our clinical trial activities.
We obtain raw materials for our clinical trial activities from multiple suppliers who we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, a risk exists that an interruption to supplies would materially harm our business. We typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements. While we do experience price fluctuations associated with our raw materials, we have not experienced any material disruptions in the supply of these raw materials in the past. In addition, we have suppliers across the world and do not rely exclusively on the imports from the suppliers in the United States.
COMPETITION
Competition in the biopharmaceutical industry is intense. There are many companies, including biotechnology and pharmaceutical companies, engaged in developing products for the indications our approved products are approved to treat and the therapeutic areas we are targeting with our research and development activities. Some of our competitors may have substantially greater financial, marketing, research and development and other resources than we do.
We believe that competition and leadership in the industry is based on managerial and technological excellence and innovation as well as establishing patent and other proprietary positions through research and development. The achievement of a leadership position also depends largely upon our ability to maximize the approval, acceptance and use of our product candidates and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing. Another key aspect of remaining competitive in the industry is recruiting and retaining leading scientists and technicians to conduct our research activities and advance our development programs, including with the commercial expertise to effectively market our products.
Competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, patient convenience, delivery devices, reliability, availability, reimbursement and price. In addition, early entry of a new pharmaceutical product into the market may have important advantages in gaining product acceptance and market share. Accordingly, the relative speed with which we can develop products, complete the testing and approval process and supply commercial quantities of products will have a significant impact on our competitive position.
The introduction of new products or technologies, including the development of new processes or technologies by competitors or new information about existing products or technologies, results in increased competition for our marketed products and pricing pressure on our marketed products. The development of new or improved treatment options or standards of care or cures for the diseases our products treat reduces and could eliminate the use of our products or may limit the utility and application of ongoing clinical trials for our product candidates.
We also face increased competitive pressures from the introduction of generic versions, prodrugs and biosimilars of existing products and products approved under abbreviated regulatory pathways. Such products are likely to be sold at substantially lower prices than branded products, which may significantly reduce both the price that we are able to charge for our products and the volume of products we sell. In addition, in some markets, when a generic or biosimilar version of one of our products is commercialized, it may be automatically substituted for our product and significantly reduce our revenues in a short period of time.
We believe our long-term competitive position depends upon our success in discovering and developing innovative, cost-effective products that serve unmet medical needs, along with our ability to manufacture products efficiently and to launch and market them effectively in a highly competitive environment.
Additional information about the competition that our marketed products face is set forth below in “Part I—Item 1A—Risk Factors” included in this Annual Report.
INSURANCE
We maintain insurance policies that are required under Chinese laws and regulations as well as based on our assessment of our operational needs and industry practice. We maintain liability insurance for certain clinical trials, which covers the patient human clinical trial liabilities such as bodily injury, product liability insurance, general insurance policies covering property loss due to accidents or natural disasters and D&O insurance. We do not maintain insurance to cover intellectual property infringement or misappropriation.

EMPLOYEES
As of January 31, 2021, we had approximately 1,194 full-time employees, of which 1,154 of which were located in Greater China and forty were not. The number of full-time employees by function as of such date was as follows:

By Function	Number of employees
Research and Development	450
Commercial	592
Manufacturing	65
General and Administrative*	87
Total	1,194

*	Includes finance, legal, human resources, facilities, information technology or other general and administrative functions.
Our management executive team is comprised of our CEO and her direct reports who, collectively, have management responsibility for our business. Our management team places significant focus and attention on matters concerning our human capital assets—particularly our diversity, capability development and succession planning. Accordingly, we regularly review employee development for each of our functions to identify and develop our pipeline of talent. Across our broader population, approximately 58% of full-time employees are women. We have programs in place to attract and retain talent, including stock-based compensation and cash performance awards as well as tuition support for technical and other training. We also have a performance management and talent development process in which managers provide regular feedback and coaching to develop employees.
We provide formal and comprehensive company-level and department-level training to our new employees followed by on-the-job
training. We also provide training and development programs to our employees from time to time to ensure their awareness and compliance with our various policies and procedures. Given our emphasis on operating a fully-integrated platform for our product candidate development processes, some of the training is conducted jointly by different groups and departments serving different functions but working with or supporting each other in our day-to-day
operations.
As required under Chinese regulations, we participate in housing fund and various employee social security plans that are organized by applicable local municipal and provincial governments, including housing, pension, medical, work-related injury, maternity and unemployment benefit plans, under which we make contributions at specified percentages of the salaries of our employees.
None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we have not experienced any work stoppages. We believe that we maintain a good working relationship with our employees. We have not experienced any material labor disputes or any difficulty in recruiting staff for our operations.
QUALITY CONTROL AND ASSURANCE
We have our own independent quality control system and devote significant attention to quality control for the designing, manufacturing and testing of our drug candidates. We have established a strict quality control system in accordance with NMPA regulations. We monitor our operations in real time throughout the entire production process, from inspection of raw and auxiliary materials, to manufacture and delivery of finished products to clinical testing at hospitals. Our quality assurance team is also responsible for ensuring that we are in compliance with all applicable regulations, standards and internal policies. Our senior management team is actively involved in setting quality policies and managing the internal and external quality performance of the Company.
RISK MANAGEMENT AND INTERNAL CONTROL RISK MANAGEMENT
We have adopted a consolidated risk management methodology and program which sets out a risk management framework to identify, assess, evaluate and monitor key risks associated with our strategic objectives on an on-going
basis. Our Audit Committee, and ultimately our Directors, supervise the implementation of our risk management programs. Risks identified by management will be analyzed on the basis of likelihood and impact and will be properly followed up and mitigated and rectified by management and reported to our Directors.
The following key principles outline our approach to risk management and internal control:

•	Our Board is responsible for establishing our risk management and internal control system and reviewing its effectiveness.

•
Our Audit Committee oversees and manages the overall risks associated with our business operations, including (i) developing, reviewing, and approving our risk management programs and procedures to ensure that it is consistent with our corporate objectives; (ii) monitoring the most significant risks associated with our business operation and our management’s handling of such risks; (iii) reviewing our corporate risk matrix in the light of our corporate risk tolerance; (iv) reviewing the significant residual risks and the needs to set up mitigating controls; and (v) monitoring and ensuring the appropriate application of our risk management framework across the company.

•
Our Chief Legal Officer, Mr. F. Ty Edmondson, is responsible for (i) formulating and updating our risk management program and target; (ii) reviewing and approving major risk management issues of our Company; (iii) promulgating risk management measures; (iv) providing guidance on our risk management approach to the relevant departments in our Company; (v) reviewing the relevant departments’ reporting on key risks and providing feedbacks; (vi) supervising the implementation of our risk management measures by the relevant departments; (vii) ensuring that the appropriate structure, processes and competencies are in place across the Company; (viii) developing and operating an enterprise risk management program for the Company, the results of which are reported to the Audit Committee throughout the year; (ix) developing and managing the Company’s government affairs efforts; (x) reporting to our Audit Committee on our material risks; and (xi) coordinating and providing updates to the Board of Directors as necessary.

•	The relevant departments in our Company are responsible for implementing our risk management program under the oversight of our Legal and Compliance Departments.

•	Our Finance Department is responsible for developing and implementing our internal controls systems.
As of December 31, 2020, there were no material outstanding issues relating to our risk management and internal controls.
Investment Risk Management
We have an investment policy that is approved by the Audit Committee of the Board of Directors. In accordance with that policy, we engage in short-term investments with surplus cash on hand. Our investment portfolio primarily consists of time deposits. Our primary objective of short-term investment is to preserve principal and increase liquidity without significantly increasing risks. Under the supervision of our Chief Financial Officer, our finance department is responsible for managing our short-term investment activities.

Before making any investment proposal, our finance department will assess our cash flow levels, operational needs and capital expenditures. We operate under our investment policy, which provides the guidelines and specific instructions on the investment of our funds.
Our investment strategy aims to minimize risks by reasonably and conservatively matching the maturities of the portfolio to anticipated operating cash needs. We make our investment decisions on a case-by-case
basis after thoroughly considering a number of factors, including, but not limited to, the macro-economic environment, general market conditions and the expected profit or potential loss of the investment. Our portfolio to date has been required to hold only instruments with an effective final maturity of twelve months or less, with effective final maturity being defined as the obligation of the issuer to repay principal and interest. Under our investment policy, we are prohibited from investing in high risk products and the proposed investment must not interfere with our business operations or capital expenditures. We may invest in time deposits, consistent with our investment policy, when we believe it is prudent to do so.
We believe that our internal investment policy and the related risk management mechanisms are adequate. As of December 31, 2020, our investment decisions did not deviate from our investment policy.
Corporate Information
We are an exempted company incorporated in the Cayman Islands with limited liability on March 28, 2013. Any company that is registered in the Cayman Islands but conducts business mainly outside of the Cayman Islands may apply to be registered as an exempted company. The principal executive office of our research and development operations is located at 4560 Jinke Road, Bldg. 1, Fourth Floor, Pudong, Shanghai, China 201210. Our telephone number at this address is +86 21 6163 2588. Our current registered office in the Cayman Islands is located at the offices of International Corporation Services Ltd., Harbour Place 2nd Floor, 103 South Church Street, P.O. Box 472, George Town, Grand Cayman
KYI-1106,
Cayman Islands, British West Indies. Our website address is www.zailaboratory.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report.
We own various registered trademarks, trademark applications and unregistered trademarks and service marks, including various forms of the “ZAI LAB” and “
再鼎医药
” brands, as well as domain names incorporating some or all of these trademarks and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders. Solely for convenience, some of the trademarks and trade names in this document are referred to without the
®
and
™
symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of, any other company.
Available Information
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC, in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form
20-F
and
10-K,
our quarterly reports on Form
10-Q,
and our current reports on Form
6-K
and
8-K,
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act. Additionally, we make available on our website our securities filings with the Stock Exchange of Hong Kong. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC and the Stock Exchange of Hong Kong. We use our website as a means of disclosing material non-public
information and for complying with our disclosure obligations under Regulation FD.

Item 1A. Risk Factors
Risk Factors
The following section includes the most significant factors that we believe may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Annual Report, including our financial statements and the related notes and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our ADSs or ordinary shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our ADSs and ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future. To date, we have not generated sufficient revenue from product sales to cover corresponding expenses, and we may never achieve or sustain profitability.
We currently have two approved, commercialized products, ZEJULA and Optune. Although we have launched ZEJULA in Hong Kong, Macau and China and Optune in Hong Kong and China, it will take some time to attain profitability, and we may never do so. We have also obtained the rights to commercialize many clinical-stage product candidates. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. To date, we have financed our activities primarily through private placements, our initial public offering on Nasdaq in September 2017, multiple follow-on
offerings and a secondary listing on the Stock Exchange of Hong Kong in September 2020. For the years ended December 31, 2020 and 2019, we generated net revenue of $49.0 million and $13.0 million from product sales, respectively. We continue to incur significant development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the years ended December 31, 2020 and 2019, we reported a net loss of $268.9 million and $195.1 million, respectively.
We expect to continue to incur losses in the foreseeable future, and we expect these losses to increase as we:

•	continue to commercialize, and maintain and expand sales, marketing and commercialization infrastructure for, ZEJULA, Optune and any other products for which we may obtain regulatory approval;

•	maintain and expand regulatory approvals for our products and product candidates that successfully complete clinical trials;

•	continue our development and commence clinical trials of our product candidates;

•	acquire or in-license other intellectual property, product candidates and technologies;

•	maintain and expand our manufacturing facilities;

•	hire additional clinical, operational, financial, quality control and scientific personnel;

•	seek to identify additional product candidates;

•	obtain, maintain, expand and protect our intellectual property portfolio; and

•	enforce and defend intellectual property-related claims.
To become and remain profitable, we must continue the commercialization efforts of ZEJULA and Optune and develop and eventually commercialize other product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including manufacturing, marketing and selling our approved products as well as completing pre-clinical
testing and clinical trials of and obtaining marketing approval for our clinical and pre-clinical
stage product candidates. We will also need to be successful in satisfying any post-marketing requirements with respect to all of our products. We may not succeed in any or all of these activities and, even if we do, we may never generate product revenues that are significant or large enough to achieve profitability. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts and commercialization efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.
We will continue to require substantial additional funding for our product development programs and for our commercialization efforts for ZEJULA, Optune and other products for which we may obtain regulatory approval, which may not be available on acceptable terms, or at all. If we are unable to raise capital on acceptable terms when needed, we could incur losses or be forced to delay, reduce or terminate such efforts.
For the years ended December 31, 2020 and 2019, we generated net revenue of $49.0 million and $13.0 million from product sales, respectively. Our operations have consumed substantial amounts of cash since inception and we continue to incur significant development and other expenses related to our ongoing operations. To date, we have financed our activities primarily through private placements, our initial public offering on Nasdaq in September 2017, multiple follow-on
offerings and a secondary listing on the Stock Exchange of Hong Kong in September 2020. As of March 2021, through these offerings, we have raised $1,809.2 million. For the years ended December 31, 2020 and December 31, 2019, the net cash used in our operating activities was $216.1 million and $191.0 million, respectively. We expect our expenses to increase significantly in connection with our ongoing activities, particularly as we continue to commercialize ZEJULA and Optune, continue our research and develop efforts related to our clinical and pre-clinical-stage
product candidates and initiate additional clinical trials of, and seek and/or expand regulatory approval for, ZEJULA, Optune and our other products and product candidates. In addition, if we obtain regulatory approval for any additional product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In particular, if more of our product candidates are approved, additional costs may be substantial as we may have to, among other things, modify or increase the production capacity at our current manufacturing facilities or contract with third-party manufacturers and increase our commercial workforce. We have, and may continue to, incur expenses as we create additional infrastructure to support our operations. Our liquidity and financial condition may be materially and adversely affected by negative net cash flows and we cannot assure that we will have sufficient cash from other sources to fund our operations. Accordingly, we will likely need to obtain substantial additional funding in connection with our continuing operations through public or private equity offerings, debt financing, collaborations or licensing arrangements or other sources. If we are unable to raise capital when needed or on acceptable terms, we could incur losses and be forced to delay, reduce or terminate our research and development programs or any future commercialization efforts.
We believe our cash and cash equivalents and short-term investments as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the cost and timing of future commercialization activities for ZEJULA, Optune and any other product candidates for which we receive regulatory approval;

•	the pricing of and product revenues received, if any, from future commercial sales of ZEJULA, Optune and any other products for which we receive regulatory approval;

•	the scope, progress, timing, results and costs of clinical development of our products in additional indications, if any;

•	the scope, progress, timing, results and costs of researching and developing our product candidates, and conducting pre-clinical and clinical trials;

•	the cost, timing and outcome of seeking, obtaining, maintaining and expanding regulatory approval of our products and product candidates;

•	our ability to establish and maintain strategic partnerships, collaboration, licensing or other arrangement and the economic and other terms, timing and success of such arrangements;

•
the cost, timing and outcome of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property related claims;

•	the extent to which we acquire or in-license other product candidates and technologies and the economic and other terms, timing and success of such collaboration and licensing arrangements;

•	cash requirements of any future acquisitions;

•	the number, characteristics and development requirements of the product candidates we pursue;

•	resources required to develop and implement policies and processes to promote ongoing compliance with applicable healthcare laws and regulations;

•	costs required to ensure that our and our partners’ business arrangements with third parties comply with applicable healthcare laws and regulations;

•	our headcount growth and associated costs; and

•	the costs of operating as a public company in both the United States and Hong Kong.
Raising additional capital or entering into certain other arrangements may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Identifying and acquiring rights to develop potential product candidates, conducting pre-clinical
testing and clinical trials and commercializing products for which we receive regulatory approval is a time-consuming, expensive and uncertain process that may take years to complete. To date, we have generated revenue from the sales of ZEJULA and Optune, after we received respective regulatory approval in the relevant jurisdictions. Our near-term commercial revenue will continue to be derived from sales of ZEJULA and Optune. Additional commercial revenue, if any, will be derived from sales of product candidates that we do not expect to be commercially available until we receive regulatory approval, if at all. We may never generate the necessary data or results required to obtain regulatory approval and achieve product sales of some of our product candidates, and even if we obtain regulatory approval, our products may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
We may seek additional funding through a combination of equity offerings, debt financings, collaborations, licensing arrangements, strategic alliances and marketing or distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect rights of our security holders. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, issuance of additional equity securities, or the possibility of such issuance, may cause the market price of our ordinary shares and/or ADSs to decline. Additionally, to finance any acquisitions, licensing arrangement or strategic alliance, we may choose to issue shares of our common stock as consideration, which could dilute the ownership of our stockholders. In the event that we enter into collaboration or licensing arrangements to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.
We may not be able to access the capital and credit markets on terms that are favorable to us.
We may seek access to the capital and credit markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements and other business initiatives. The capital and credit markets are experiencing, and have in the past experienced, extreme volatility and disruption, which leads to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse market conditions, we may be unable to obtain capital or credit market financing on favorable terms.
Risks Related to Our Business and Industry
We are invested in the commercial success of ZEJULA and Optune and our ability to generate product revenues in the near future is highly dependent on the commercial success of ZEJULA in China, Hong Kong and Macau and Optune in China and Hong Kong.
A substantial portion of our time, resources and effort are focused on, and our ability to generate product revenues will depend heavily on the success of the commercialization of ZEJULA in China, Hong Kong and Macau and Optune in China and Hong Kong. Our ability to successfully commercialize ZEJULA and Optune will depend on, among other things, our ability to:

•	maintain commercial manufacturing or supply arrangements with third-party manufacturers for ZEJULA and Optune;

•	produce, through a validated process or procure, from third-party manufacturers sufficient quantities and inventory of ZEJULA and Optune to meet demand;

•	build and maintain internal sales, distribution and marketing capabilities sufficient to generate commercial sales of ZEJULA and Optune;

•	secure widespread acceptance of ZEJULA and Optune from physicians, healthcare payors, patients and the medical community;

•	properly price and obtain coverage and adequate reimbursement of ZEJULA and Optune by governmental authorities, private health insurers, managed care organizations and other third-party payors;

•	maintain compliance with ongoing regulatory labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements;

•	manage our growth and spending as costs and expenses increase due to commercialization; and

•
manage business interruptions resulting from the occurrence of any pandemic, epidemic, including from the outbreak of
COVID-19,
or any other public health crises, natural catastrophe or other disasters.

There are no guarantees that we will be successful in completing these tasks. In addition, we have invested, and will continue to invest, substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel in support of our sales of ZEJULA and Optune.

Sales of our commercial products may be slow or limited for a variety of reasons including competing therapies or safety issues. If either ZEJULA or Optune is not successful in gaining broad commercial acceptance, our business would be harmed.
Any sales of ZEJULA and Optune will be dependent on several factors, including our and our partners’ ability to educate and increase physician awareness of the benefits, safety and cost-effectiveness of ZEJULA and Optune relative to competing therapies. The degree of market acceptance of ZEJULA and Optune among physicians, patients, healthcare payors and the medical community will depend on a number of factors, including:

•	acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	pricing, cost effectiveness and value propositions;

•	effectiveness of our sales and marketing capabilities and strategies;

•	ability to obtain sufficient third-party coverage and reimbursement;

•	the clinical indications for which such product are approved, as well as changes in the standard of care for their targeted indications;

•	the continuing effectiveness of manufacturing and supply chain;

•	warnings and limitations contained in the approved labeling for such product;

•	safety concerns with similar products marketed by others;

•	the prevalence and severity of any side effects as a result of treatment with such product;

•	our ability to comply with regulatory post-marketing requirements associated with the approval of such product;

•	the actual market-size for such product, which may be larger or smaller than expected; and

•
our ability to manage complications or barriers that inhibit our commercialization team from reaching the appropriate audience to promote our product(s) because of the outbreak of
COVID-19
or any other public health crises, natural catastrophe or other disasters.

We may never obtain approval of ZEJULA or Optune for other indications outside of the regulatory approvals we have already obtained, which would limit our ability to realize their full market potential.
In order to market products in any given jurisdiction, we must comply with numerous and varying regulatory requirements of such jurisdiction regarding safety, efficacy and quality. The approval of our two commercial products, ZEJULA and Optune, for certain indications in certain jurisdictions does not mean that the regulatory authorities will approve ZEJULA or Optune for other indications. Approval procedures vary among jurisdictions and clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other jurisdiction.
We have limited experience in commercializing our products. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate substantial product sales revenue.
We continue to build our salesforce in China to commercialize ZEJULA and Optune, and any additional products or product candidates that we may develop or in-license,
which will require significant capital expenditures, management resources and time.

We have limited experience in commercializing our products, including ZEJULA and Optune. For example, we have limited experience in building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, or managing distributors and a sales force for our products. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. As a result, our ability to successfully commercialize our products may involve more inherent risk, take longer and cost more than it would if we were a company with substantial experience launching products.
We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable to, or decide not to, further develop internal sales, marketing and commercial distribution capabilities for any or all of our products, we will likely pursue collaborative arrangements regarding the sales and marketing of our products. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties. We have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our products ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts for our products.
There can be no assurance that we will be able to further develop and successfully maintain internal sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators, all of which may be necessary to successfully commercialize any product. As a result, we may not be able to generate substantial product sales revenue.
We have limited experience manufacturing our products and product candidates on a large clinical or commercial scale. We are or will be dependent on third party manufacturers for the manufacture of certain of our products and product candidates as well as on third parties for our supply chain, and if we experience problems with any of these third parties, the manufacture of our products or product candidates could be delayed, which could harm our results of operations.
If our two manufacturing facilities are unable to meet our intended production capacity in a timely fashion, we may have to engage a CMO for the production of clinical supplies of our products or product candidates.
Additionally, in order to successfully commercialize our products and product candidates, we will need to identify qualified CMOs for the scaled production of a commercial supply of certain of our products and product candidates. The CMOs should be drug manufacturers holding manufacturing permits with a scope that can cover our drug registration candidates. We have not yet identified suppliers to support scaled production. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our products or product candidates, or market or distribute them.
We may build a large-scale manufacturing plant in Suzhou to potentially support our ability to manufacture our products in the scale necessary. However, if there are delays in bringing the Suzhou manufacturing plant on-line,
we may not have sufficient large scale manufacturing capacity to meet our long-term manufacturing requirements. In addition, we are making significant investments in connection with the building of this manufacturing facility with no assurance that this investment will be recouped. Charges resulting from either excess capacity or insufficient capacity would have a negative effect on our financial condition and results of operations.
We rely on third-party manufacturers and suppliers to manufacture at least some of our products and product candidates.
We rely on third-party manufacturers to manufacture at least some of our products and product candidates. For example, we rely on Turning Point to manufacture and supply
TPX-0022
and repotrectinib
(TPX-0005),

argenx to manufacture and supply efgartigimod, MacroGenics to manufacture and supply margetuximab, tebotelimab and a pre-clinical
multi-specific TRIDENT molecule, Entasis to manufacture and supply
SUL-DUR,
Novocure to manufacture and supply Optune, Deciphera to manufacture and supply QINLOCK, Incyte to manufacture and supply retifanlimab (INCMGA0012
(PD-1))
and Regeneron to manufacture and supply odronextamab.
Such reliance on third-party manufacturers entails risks to which we would not be subject to if we manufactured product candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing or supply agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the NMPA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP standards. Any failure by our third-party manufacturers to comply with cGMP standards or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the NMPA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.
Any significant disruption in our supplier relationships could harm our business. We currently source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers, as well as through our licensors. Any significant disruption in our potential supplier relationships, whether due to price hikes, manufacturing or supply related issues, could harm our business. We anticipate that, in the near term, all key materials will be sourced through third parties. There are a small number of suppliers for certain capital equipment and key materials that are used to manufacture some of our drugs. Such suppliers may not sell these key materials to us or our manufacturers at the times we need them or on commercially reasonable terms. We currently do not have any agreements for the commercial production of these key materials. Any significant delay in the supply of a product or product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product or drug testing and potential regulatory approval of our products or product candidates. If we or our manufacturers are unable to purchase these key materials after regulatory approval has been obtained for our product candidates, the commercialization of our products or the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our products and product candidates.
Furthermore, because of the complex nature of our compounds, we or our manufacturers may not be able to manufacture our compounds at a cost or in quantities or in a timely manner necessary to make commercially successful products and drugs. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have limited experience manufacturing pharmaceutical products or drugs on a commercial scale and some of our current suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing, the satisfaction of which on a timely basis may not be met.
We have a very limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We are a commercial-stage biopharmaceutical company. Our operations to date have been limited to organizing and staffing our company, identifying potential partnerships and product candidates, acquiring product and technology rights, conducting research and development activities for our product candidates and, more recently, commercializing products for which we have obtained regulatory approval. We have not yet demonstrated the ability to successfully complete large-scale, pivotal clinical trials. Additionally, we have limited experience in the sale, marketing or distribution of pharmaceutical and medical device products. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our commercialized products, we may not be able to generate substantial product sales revenue.
Our limited operating history, particularly in light of the rapidly evolving drug research and development industry in which we operate, may make it difficult to evaluate our current business and prospects for future performance. Our short history makes any assessment of our future performance or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by companies in rapidly evolving fields as we continue to expand our commercial activities. In addition, as a new business, we may be more likely to encounter unforeseen expenses, difficulties, complications and delays due to limited experience. If we do not address these risks and difficulties successfully, our business will suffer.
If we are unable to obtain regulatory approval for and ultimately commercialize our many product candidates or experience significant delays in doing so, our business, financial condition, results of operations and prospects may be materially adversely harmed.
Many of our product candidates are in clinical development and various others are in pre-clinical
development. Our ability to generate revenue from our product candidates is dependent on the results of clinical and pre-clinical
development, our receipt of regulatory approval and successful commercialization of such products, which may never occur. Each of our product candidates will require additional pre-clinical
and/or clinical development, regulatory approval in multiple jurisdictions, development of manufacturing supply and capacity, substantial investment and significant marketing efforts before we generate any revenue from product sales. The success of our product candidates will depend on several factors, including the following:

•	successful enrollment of patients in, and completion of, clinical trials as well as completion of pre-clinical studies, which may be especially challenging given the COVID-19 pandemic;

•	receipt of regulatory approvals from applicable regulatory authorities for planned clinical trials, future clinical trials or drug registrations, manufacturing and commercialization;

•	successful completion of all safety studies required to obtain regulatory approval in Greater China, the United States and other jurisdictions for our product candidates;

•	adapting our commercial manufacturing capabilities to the specifications for our product candidates for clinical supply and commercial manufacturing;

•	making and maintaining arrangements with third-party manufacturers;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and/or regulatory exclusivity for our product candidates;

•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies and alternative drugs;

•	obtaining and maintaining healthcare coverage and adequate reimbursement;

•	successfully enforcing and defending intellectual property rights and claims; and

•	maintaining a continued acceptable safety profile of the product candidates following regulatory approval.
The success of our business is substantially dependent on our ability to complete the development of our product candidates and to maintain, expand or obtain regulatory approval for, and successfully commercialize our products and, if approved, product candidates in a timely manner.
We are not permitted to market any of our products or product candidates in Greater China, the United States and other jurisdictions unless and until we receive regulatory approval from the NMPA, FDA and EMA, and other comparable authorities, respectively. The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of China and approval may not be granted. Securing regulatory approval requires the submission of extensive pre-clinical
and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product’s or product candidate’s safety and efficacy. Securing regulatory approval may also require the submission of information about the product or drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our products and product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining of the regulatory approval or prevent or limit commercial use. The NMPA, FDA and EMA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical,
clinical or other studies. Our products and product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•	disagreement with the NMPA, FDA and EMA or comparable regulatory authorities regarding the number, design, size, conduct or implementation of our clinical trials;

•	failure to demonstrate to the satisfaction of the NMPA, FDA and EMA or comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	failure of CROs, clinical study sites or investigators to comply with the ICH-good clinical practice, or GCP, requirements imposed by the NMPA, FDA and EMA or comparable regulatory authorities;

•	failure of the clinical trial results to meet the level of statistical significance required by the NMPA, FDA and EMA or comparable regulatory authorities for approval;

•	failure to demonstrate that a product’s or product candidate’s clinical and other benefits outweigh its safety risks;

•	the NMPA, FDA and EMA or comparable regulatory authorities disagreeing with our interpretation of data from pre-clinical studies or clinical trials;

•	insufficient data collected from clinical trials to support the submission of an NDA or other submission or to obtain regulatory approval in Greater China, the United States or elsewhere;

•	the NMPA, FDA and EMA or comparable regulatory authorities not approving the manufacturing processes for our clinical and commercial supplies;

•	changes in the approval policies or regulations of the NMPA, FDA or comparable regulatory authorities rendering our clinical data insufficient for approval;

•	the NMPA, FDA or comparable regulatory authorities restricting the use of our products to a narrow population; and

•	our CROs or licensors taking actions that materially and adversely impact the clinical trials.
Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. For example, even if a product is approved by the FDA or comparable foreign regulatory authorities, we would still need to seek approval from the NMPA to commercialize the product in China and we may need to conduct clinical trials of each of our product candidates in patients in China prior to seeking regulatory approval from the NMPA. Even if our product candidates have successfully completed clinical trials outside of China, there is no assurance that clinical trials conducted with patients in China will be successful. Any safety issues, product recalls or other incidents related to products approved and marketed in other jurisdictions may impact approval of those products by the NMPA. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, or are imposed on certain product candidates, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the commercialization of our products and the development of our product candidates or any other product candidate that we may in-license,
acquire or develop in the future.
We may allocate our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on products, product candidates or indications that may later prove to be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we must limit our licensing, research, development and commercialization programs to specific products and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other products or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements when it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Our products and product candidates are subject to extensive regulation, and we cannot give any assurance that any of our products or product candidates will receive any additional, regulatory approval or be successfully commercialized.
Our products and product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the NMPA, FDA and EMA and other regulatory agencies in Greater China, the United States and the EU and by comparable authorities in other countries.
The process of obtaining regulatory approvals in Greater China, the United States and other countries is expensive, may take many years of additional clinical trials and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product or product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted New Drug Application, or NDA, pre-market
approval or equivalent application type, may cause delays in the approval or rejection of an application.
In addition, even if we were to obtain approval, regulatory authorities may revoke approval, may approve any of our products or product candidates for fewer or more limited indications than we request, may monitor the price we intend to charge for our products or drugs, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product or product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product or product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our products or product candidates.

The market opportunities for our products and product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
In markets with approved therapies, we have and expect to initially seek approval of our product candidates as a later stage therapy for patients who have failed other approved treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first-line therapy, but there is no guarantee that our product and product candidates, even if approved, would be approved for second-line or first-line therapy.
Our projections of both the number of people who have the indications we are targeting, as well as the subset of people with those indications who may be in a position to receive later stage therapy and who have the potential to benefit from treatment with our products, are based on our beliefs and estimates and may prove to be inaccurate or based on imprecise data. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates. Even if we obtain significant market share for our products, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first- or second-line therapy.
The incidence and prevalence for target patient populations of our products and product candidates are based on estimates and third-party sources. If the market opportunities for our products and product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.
Periodically, we make estimates regarding the incidence and prevalence of target patient populations for particular diseases based on various third-party sources and internally generated analysis and use such estimates in making decisions regarding our product development strategy, including acquiring or in-licensing
products or product candidates and determining indications on which to focus in pre-clinical
or clinical trials.
These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, their acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which may significantly harm our business, financial condition, results of operations and prospects.
The pharmaceutical industry in Greater China and other jurisdictions is highly regulated and such regulations are subject to change, which may affect the approval and commercialization of our drugs and product candidates, and any failure to comply with such regulations could have adverse legal and financial impact.
In Greater China, the United States, the EU and some other jurisdictions, manufacturing, sales, promotion and other activities related to drug candidates and approved drug therapies are subject to extensive regulation by numerous regulatory authorities.
There have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our products and product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our products and any product candidates for which we obtain regulatory approval. The commercial success of our approved products depends in part on coverage and adequate reimbursement by third party payors, including government health benefit programs and authorities. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products and product candidates. Various laws that address “fraud and abuse” may restrict our activities, including interactions with healthcare providers, third party payors and patients, or impose additional obligations (such as government reporting obligations).
Specifically, the pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, manufacturing, distribution and marketing of new drugs. In recent years, the pharmaceutical laws and regulations in China have undergone significant changes, including but not limited to the adoption of some exploratory programs in pilot regions, and we expect that the transformation will continue. Any changes or amendments with respect to government regulation and supervision of the pharmaceutical industry in Greater China may result in uncertainties with respect to the interpretation and implementation of the relevant laws and regulations or adversely impact the development or commercialization of our drugs and product candidates in Greater China.
For instance, in March 2020, Medical Products Administration of Hainan Province promulgated the Interim Measures for the Administration of Taking Away the Imported Urgently Needed Drug from the Boao Lecheng International Medical Tourism Pilot Zone of Hainan Province. These Interim Measures permit a patient to apply for permission to take away, following his therapeutic schedules, a small amount of the legally imported drugs that is not yet registered domestically but is on urgent medical need from the Boao Lecheng International Medical Tourism Pilot Zone of Hainan Province, which is also known as the special Named Patient Program, or NPP. However, as NPP is newly adopted, any change in future policies or implementing measures, which we may not be able to predict or control, could create uncertainties affecting our development and commercialization of our drugs candidates.
Efforts to ensure that our activities comply with these extensive regulatory requirements may involve substantial costs. If our operations were found to be in violation of applicable regulatory requirements, we could be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment and exclusion from participation in government healthcare programs or contracting with government authorities and the curtailment or restructuring of our operations, which could significantly harm our business.
If safety, efficacy, manufacturing or supply issues arise with any therapeutic that we use in combination with our products and product candidates, we may be unable to market such products or product candidate or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.
In May 2020, Optune was approved by the NMPA in combination with temozolomide for the treatment of patients with newly diagnosed GBM. We may also develop certain other products and product candidates for use as a combination therapy, in which case we would seek to develop and obtain regulatory approval for, and, if approved, manufacture and sell, such product in combination with other therapeutics.
If the NMPA, FDA or another regulatory agency revokes its approval of any therapeutic we use in combination with our products and product candidates, we will not be able to market our products and product candidates in combination with such revoked therapeutics. If safety or efficacy issues arise with the therapeutics that we seek to combine with our products and product candidates in the future, we may experience significant regulatory delays and we may be required to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a supply shortage of any combination therapeutic, we may not be able to successfully commercialize our products or product candidates on our current timeline or at all.
Even after obtaining regulatory approval for use in combination with any therapeutic, we continue to be subject to the risk that the NMPA, FDA or another regulatory agency could revoke its approval of the combination therapeutic, or that safety, efficacy, manufacturing or supply issues could arise with any of our combination therapeutics. This could result in our products being removed from the market or being less successful commercially.
We face substantial competition, which may result in our competitors discovering, developing or commercializing drugs before or more successfully than we do, or developing products or therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our products and product candidates.
The development and commercialization of new medical device products and drugs is highly competitive. We face competition with respect to our current products and product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies and medical device companies worldwide. For example, there are a number of large pharmaceutical and biotechnology companies that currently market drugs or are pursuing the development of therapies in the field of poly ADP ribose polymerase, or PARP, inhibition to treat cancer. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to that of our products and product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Specifically, there are a large number of companies developing or marketing treatments for oncology, autoimmune and infectious diseases including many major pharmaceutical and biotechnology companies.
Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical
testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products or drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products or drugs that we may develop. Our competitors also may obtain NMPA, FDA or other regulatory approval for their products or drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our products or potential product candidates uneconomical or obsolete, and we may not be successful in marketing our products or product candidates against competitors.
In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.
Clinical development involves a lengthy and expensive process with an uncertain outcome.
There is a risk of failure for each of our product candidates. It is difficult to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, our product candidates must complete pre-clinical
studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, especially in light of the
COVID-19
pandemic.
The outcomes of
pre-clinical
development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical
and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical
studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Future clinical trials of our product candidates may not be successful.
Commencement of clinical trials is subject to finalizing the trial design based on ongoing discussions with the NMPA, FDA and/or other regulatory authorities, as applicable. The NMPA, FDA and other regulatory authorities could change their position on the acceptability of trial designs or clinical endpoints, which could require us to complete additional clinical trials or impose approval conditions that we do not currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA (or equivalent filing) to the NMPA, FDA and/or other regulatory authorities for each product or product candidate and, consequently, the ultimate approval and commercial marketing of our products or product candidates. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. There are inherent uncertainties associated with development of our products and product candidates. We do not know whether the clinical trials for our product candidates will begin or be completed on schedule, if at all. Our future clinical trial results may not be favorable.
We may incur additional costs or experience delays in completing pre-clinical
or clinical trials, or ultimately be unable to complete the development and commercialization of our products and product candidates. You may lose all or part of your investment if we are unable to successfully complete clinical development, obtain regulatory approval and successfully commercialize our products and product candidates.
We may experience delays in completing our
pre-clinical
or clinical trials, and numerous unforeseen events could arise during, or as a result of, future clinical trials, which could delay or prevent us from receiving regulatory approval, including:

•	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence or conduct a clinical trial at a prospective trial site;

•
we may experience delays in reaching, or may fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs who conduct clinical trials on our behalf, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•
clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us or them, to conduct additional clinical trials or we may decide to abandon product development programs;

•
the number of patients required for clinical trials of our products and product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up
at a higher rate than we anticipate;

•
third-party contractors used in our clinical trials may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•	the ability to conduct a companion diagnostic test to identify patients who are likely to benefit from our products and product candidates;

•
we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research for various reasons, including non-compliance
with regulatory requirements or a finding that participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our products and product candidates may be greater than we anticipate;

•	the supply or quality of our products and product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•
our products and product candidates may have undesirable side effects or unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from pre-clinical
or clinical testing of other cancer therapies that raise safety or efficacy concerns about our products and product candidates.

We could encounter regulatory delays if a clinical trial is suspended or terminated by us or, as applicable, the IRBs or the ethics committee of the institutions in which such trials are being conducted, by the data safety monitoring board, which is an independent group of experts that is formed to monitor clinical trials while ongoing, or by the NMPA, FDA or other regulatory authorities. Such authorities may impose a suspension or termination due to a number of factors, including: a failure to conduct the clinical trial in accordance with regulatory requirements or the applicable clinical protocols, a failure to obtain the regulatory approval and/or complete record filings with respect to the collection, preservation, use and export of China’s human genetic resources, inspection of the clinical trial operations or trial site by the NMPA, FDA or other regulatory authorities that results in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the NMPA, FDA or other regulatory authorities may disagree with our clinical trial design or our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. You may lose all or part of your investment if we are unable to successfully complete clinical development, obtain regulatory approval and successfully commercialize our products and product candidates.
If we are required to conduct additional clinical trials or other testing of our products or product candidates beyond those that are currently contemplated, or if we are unable to successfully complete clinical trials of our products or product candidates or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining regulatory approval for our products and product candidates;

•	not obtain regulatory approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	be subject to post-marketing testing requirements;

•	encounter difficulties obtaining or be unable to obtain reimbursement for use of our products and product candidates;

•	be subject to restrictions on the distribution and/or commercialization of our products and product candidates; or

•	have our products and product candidates removed from the market after obtaining regulatory approval.
Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant pre-clinical
study or clinical trial delays also could allow our

competitors to bring products to market before we do and impair our ability to successfully commercialize our products and product candidates and may harm our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and prospects significantly.
If we experience delays or difficulties in the enrollment of patients in clinical trials, particularly in light of the
COVID-19
pandemic, the progress of such clinical trials and our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our products and product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the NMPA, FDA or similar regulatory authorities. In particular, we have designed many of our clinical trials, and expect to design future trials, to include some patients with the applicable genomic mutation with a view to assessing possible early evidence of potential therapeutic effect. Genomically defined diseases, however, may have relatively low prevalence, and it may be difficult to identify patients with the applicable genomic mutation. The inability to enroll a sufficient number of patients with the applicable genomic alteration or that meet other applicable criteria for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.
In addition, some of our competitors have ongoing clinical trials for products or product candidates that treat the same indications as our products or product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ products or product candidates.
Patient enrollment may be affected by other factors including:

•	the severity of the disease under investigation;

•	the total size and nature of the relevant patient population;

•	the design and eligibility criteria for the clinical trial in question;

•	the availability of an appropriate genomic screening test;

•	the perceived risks and benefits of the product or product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the availability of competing therapies also undergoing clinical trials;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients; and

•
the occurrence of any pandemic, epidemic, including from the outbreak of
COVID-19,
or any other public health crises, natural catastrophe or other disasters may cause a delay in enrollment of patients in clinical trials.

Our products and product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any.
Undesirable side effects, including adverse safety events, caused by our products or product candidates could have a negative impact on our business. Discovery of safety issues with our products could create issues of product liability and create issues of additional regulatory scrutiny and requirements for additional labeling or safety monitoring, withdrawal of products from the market, and the imposition of fines or criminal penalties. Adverse safety events may also damage physician, patient and/or investor confidence in our products and our reputation. Any of these events could result in liability, loss of revenues, material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges or other adverse impacts on our results of operations.
Furthermore, undesirable side effects could cause us to interrupt, delay or halt clinical trials or could cause regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the NMPA, FDA or other regulatory authorities. In particular, as is the case with all oncology products, it is likely that there may be side effects, such as fatigue, nausea and low blood cell levels, associated with the use of certain of our oncology products or product candidates. For example, the common side effects for ZEJULA include thrombocytopenia, anemia and neutropenia and for Optune, the most common side effects when used together with TMZ were low blood platelet count, nausea, constipation, vomiting, tiredness, scalp irritation from the device, headache, seizure and depression. The results of our products’ or product candidates’ trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, trials of our products or product candidates could be suspended or terminated and the NMPA, FDA or comparable regulatory authorities could order us to cease further development of or deny approval of our products or product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Additionally, our products and product candidates could cause undesirable side effects related to off-target
toxicity. For example, many of the currently approved PARP inhibitors have been associated with off-target
toxicities. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.
Clinical trials assess a sample of the potential patient population. With a limited number of patients and duration of exposure, rare and severe side effects of our products or product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. Even after a product or product candidate receives regulatory approval, if we, our partners or others identify undesirable side effects caused by such product candidates (or any other similar product candidates) after such approval, a number of potentially significant negative consequences could result, including:

•	our revenue may be negatively impacted;

•	the NMPA, FDA or other comparable regulatory authorities may withdraw or limit their approval of such products or product candidates;

•	the NMPA, FDA or other comparable regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contra-indication;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•
we may be required to change the way such products or product candidates are distributed or administered, conduct additional clinical trials or change the labeling of our products or product candidates;

•
the NMPA, FDA or other comparable regulatory authorities may require a Risk Evaluation and Mitigation Strategy, or REMS (or analogous requirement), plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

•	we may be subject to regulatory investigations and government enforcement actions;

•	we may decide to remove such products or product candidates from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our products or product candidates; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected products or product candidates and could substantially increase the costs of commercializing our products and product candidates, if approved, and significantly impact our ability to successfully commercialize our products and product candidates and generate revenue.
If we are unable to obtain NMPA approval for our products and product candidates to be eligible for an expedited registration pathway, the time and cost we incur to obtain regulatory approvals may increase. Even if we receive Category 1 drug designation, it may not lead to a faster development, review or approval process.
The NMPA designates innovative drug as Category 1 drugs. To qualify for a Category 1 designation, a drug needs to have a new and clearly defined structure, pharmacological property and apparent clinical value and has not been marketed anywhere in the world. Our clinical trial applications, or CTAs, for ZEJULA and NUZYRA were approved as Category 1 drugs by the NMPA. A Category 1 designation by the NMPA may not be granted for any of our other product candidates that will not be first approved in China or, if granted, such designation may not lead to faster development or regulatory review or approval process. Moreover, a Category 1 designation does not increase the likelihood that our product or product candidates will receive regulatory approval.
Furthermore, despite positive regulatory changes introduced since 2015 which significantly accelerated time to market for innovative drugs, the regulatory process in China is still relatively ambiguous and unpredictable. The NMPA might require us to change our planned clinical study design or otherwise spend additional resources and effort to obtain approval of our product candidates. In addition, policy changes may contain significant limitations related to use restrictions for certain age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of our product candidates or any other product candidate that we may in-license,
acquire or develop in the future.
We continue to be subject to ongoing obligations and continued regulatory review with respect to our products and any product candidates for which we receive regulatory approval, which may result in significant additional expense, and if we fail to comply with ongoing regulatory requirements or experience any unanticipated problems with any of our products or product candidates, we may be subject to penalties.
Even after obtaining regulatory approval, our products and product candidates will be subject to, among other things, ongoing regulatory requirements governing the labeling, packaging, promotion, recordkeeping, data management and submission of safety, efficacy and other post-market information. These requirements include submissions of safety and other post-marketing information and reports, registration and continued compliance with cGMPs and GCPs. For example, ZEJULA and Optune will continue to be subject to post-approval development and regulatory requirements, which may limit how they are manufactured and marketed, and could materially impair our ability to generate revenue. As such, we and our partners and any of our and their respective contract manufacturers will be subject to ongoing review and periodic inspections to assess compliance with applicable post-approval regulations. Additionally, to the extent we want to make certain changes to the approved products, product labeling or manufacturing processes, we will need to submit new applications or supplements to the Hong Kong Department of Health and the NMPA and obtain the agencies’ approval.
Additionally, any additional regulatory approvals that we receive for our products or product candidates may also be subject to limitations on the approved indications for which the products may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase IV studies for the surveillance and monitoring the safety and efficacy of the products. For example, we are required to collect additional safety and efficacy data for post-market safety and efficacy analysis for Optune and monitor adverse effects related to skin irritation.
In addition, once a product is approved by the NMPA, FDA or a comparable regulatory authority for marketing, it is possible that there could be a subsequent discovery of previously unknown problems with the product, including problems with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements. If any of the foregoing occurs with respect to our products, it may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product or drug from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•
refusal by the NMPA, FDA or comparable regulatory authority to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•	drug seizure, detention or refusal to permit the import or export of the product; and

•	injunctions or the imposition of civil, administrative or criminal penalties.
Any government investigation of alleged violations of law could require us to expend significant time and resources and could generate negative publicity. Moreover, regulatory policies may change or additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our products or product candidates. If we are not able to maintain regulatory compliance, regulatory approval that has been obtained may be lost and we may not achieve or sustain profitability, which may harm our business, financial condition and prospects significantly.
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on the expertise of the members of our research and development team, as well as the other principal members of our management, including Samantha (Ying) Du, our founder, Chairwoman and Chief Executive Officer. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time with one months’ prior written notice. We do not maintain “key person” insurance for any of our executives or other employees.
Recruiting and retaining qualified management, scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of certain of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing certain of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, our management will be required to devote significant time to new compliance initiatives from our status as both a U.S. public company and a Hong Kong public company, which may require us to recruit more management personnel. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

We will need to increase the size and capabilities of our organization, and we may experience difficulties in managing our growth.
We expect to experience significant growth in the number of our employees and consultants and the scope of our operations, particularly in the areas of product development, product commercialization, regulatory affairs and business development. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations, and have a materially adverse effect on our business.
We may explore the licensing of development and/or commercialization rights or other forms of collaboration worldwide, which will expose us to additional risks of conducting business in additional international markets.
We are currently focused on developing and commercializing products that target serious, life threatening medical conditions affecting patients in Greater China. We have and may in the future explore licensing or development and/or commercialization rights or other forms of collaboration in territories outside of Greater China and any such licensing, development, commercialization or collaboration may subject us to additional risks that may adversely affect our ability to attain or sustain profitable operations or our other business plans. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain our operating goals, including:

•
efforts to enter into collaboration or licensing arrangements with third parties may increase our expenses or divert our management’s attention from the acquisition or development of product candidates;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	potential third-party patent rights or potentially reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements, including the loss of normal trade status between China and the United States;

•	economic weakness, including inflation;

•	compliance with tax, employment, immigration and labor laws for employees traveling abroad;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences;

•	currency fluctuations, which could result in increased operating expenses and reduced revenue;

•	workforce uncertainty and labor unrest;

•
failure of our employees and contracted third parties to comply with the anti-bribery laws in China, Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act and other anti-bribery and corruption laws; and

•
business interruptions resulting from
geo-political
actions, including trade disputes, war and terrorism, disease or public health epidemics, such as the coronavirus impacting China and elsewhere, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

These and other risks may materially adversely affect our ability to attain or sustain revenue from international markets.

We may engage in future partnership,
in-licensing,
joint ventures or future business acquisitions that could disrupt our business, cause dilution to holders of our ordinary shares and/or ADSs and harm our financial condition and operating results.
We have, from time to time, evaluated partnership or strategic collaboration opportunities or investments and may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current product candidates and business or otherwise offer opportunities for our company. In connection with these partnership or collaboration opportunities, acquisitions or investments, we may:

•	issue stock that would dilute the percentage of ownership of the holders of our ordinary shares and/or ADSs;

•	incur debt and assume liabilities; and

•	incur amortization expenses related to intangible assets or incur large and immediate write-offs.
For example, in January 2021, we entered into a strategic collaboration with argenx BV pursuant to which we obtained an exclusive license for the development and commercialization of efgartigimod in Greater China in exchange for a combination of cash and ordinary shares.
We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our research, development and commercialization efforts with respect to our products and product candidates and any future products and product candidates that we may develop. Any of these relationships may require us to incur non-recurring
and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business. Additionally, establishment of a joint venture involves significant risks and uncertainties, including (i) our ability to cooperate with our strategic partner, (ii) our strategic partner having economic, business, or legal interests or goals that are inconsistent with ours, and (iii) the potential that our strategic partner may be unable to meet its economic or other obligations, which may require us to fulfill those obligations alone.
We may be unable to find suitable acquisition candidates and we may not be able to complete partnership or strategic collaboration opportunities or investments on favorable terms, if at all. If we do enter into partnerships, strategic collaborations or make other investments, we cannot assure you that it will ultimately strengthen our competitive position or that it will not be viewed negatively by customers, financial markets or investors. Further, future partnerships, strategic collaborations or other investments could also pose numerous additional risks to our operations, including:

•	problems integrating the purchased business, products, personnel or technologies;

•	increases to our expenses;

•	the failure to have discovered undisclosed liabilities of the acquired asset or company;

•	diversion of management’s attention from their day-to-day responsibilities;

•	harm to our operating results or financial condition;

•	entrance into markets in which we have limited or no prior experience; and

•	potential loss of key employees, particularly those of the acquired entity.
We may not be able to realize the benefit of current or future collaborations, strategic partnerships or the license of our third-party products and product candidates if we are unable to successfully integrate such products with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our products and product candidates or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.
We may need to significantly reduce our prices for ZEJULA, Optune or our other product candidates and devices for which we may receive regulatory approval in China and face uncertainty of reimbursement, which could diminish our sales or affect our profitability.
The regulations that govern pricing and reimbursement for pharmaceutical drugs and devices vary widely from country to country. In China, the newly created National Healthcare Security Administration, or NHSA, an agency responsible for administering China’s social security system, organized a price negotiation with drug companies for 119 new drugs that had not been included in the National Reimbursable Drug List, or the NRDL, at the time of the negotiation in November 2019, which resulted in an average price reduction by over 60% for 70 of the 119 drugs that passed the negotiation. In December 2020, 119 drugs were added to the 2020 NRDL, and the average price reduction was about 50.64%. NHSA, together with other government authorities, review the inclusion or removal of drugs from the NRDL, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. These determinations are made based on a number of factors, including price and efficacy. In December 2020, ZEJULA was included in the updated NRDL. As a result, the prices for ZEJULA have significantly decreased and our potential revenue from the sales of ZEJULA could be negatively affected.
We may also be invited to attend the price negotiation with NHSA upon receiving regulatory approval in China, but we will likely need to significantly reduce our prices and to negotiate with each of the provincial healthcare security administrations on reimbursement ratios. If we were to successfully launch commercial sales of our oncology-based product and product candidates, our revenue from such sales is largely expected to be self-paid by patients, which may make our product candidates and devices less desirable. On the other hand, if the NHSA or any of its local counterparts includes our drugs and devices in the NRDL, which may increase the demand for our product candidates and devices, if and when approved, our potential revenue from the sales of our product candidates and devices may still decrease as a result of lower prices.
Eligibility for reimbursement in China does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including licensing fees, research, development, manufacture, sale and distribution.
Moreover, the centralized tender process can create pricing pressure among substitute products or products that are perceived to be substitute products, and we cannot assure you that our drug price will not be adversely affected.
Companies in China that manufacture or sell drugs and medical devices are required to comply with extensive regulations and hold a number of permits and licenses to carry on their business. Our ability to obtain and maintain these regulatory approvals is uncertain, and future government regulation may place additional burdens on our efforts to commercialize our product candidates.
The life sciences industry in China is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including approval, registration, production, distribution, packaging, labelling, storage and shipment, advertising, licensing and certification requirements and procedures, periodic renewal and re-evaluation
processes, registration of new products and environmental protection. Violation of applicable laws and regulations may materially and adversely affect our business. In order to manufacture and distribute drug and medical device products in China, we are required to:

•	obtain a manufacturing permit for each production facility from the NMPA and its relevant branches for the manufacture of drug and device products domestically;

•	obtain a marketing authorization, which includes an approval number, from the NMPA for each drug or device for sale in China;

•	obtain a pharmaceutical distribution permit from the provincial medical products administration if we were to sell drugs manufactured by third parties; and

•	renew the manufacturing permits, the distribution permits and marketing authorizations every five years, among other requirements.
If we are unable to obtain or renew such permits or any other permits or licenses required for our operations, we will not be able to engage in the commercialization, manufacture and distribution of our products and product candidates and our business may be adversely affected.
The regulatory framework governing the pharmaceutical industry in China is subject to change and amendment from time to time. Any such change or amendment could materially and adversely impact our business, financial condition and prospects. The Chinese government has introduced various reforms to the Chinese healthcare system in recent years and may continue to do so, with an overall objective to expand basic medical insurance coverage and improve the quality and reliability of healthcare services without incurring significant fiscal burden. The implementing measures to be issued may not be sufficiently effective to achieve the stated goals, and as a result, we may not be able to benefit from such reform to the level we expect, if at all. Moreover, the reform could give rise to regulatory developments, such as more burdensome administrative procedures, which may have an adverse effect on our business and prospects.
For further information regarding government regulation in China and other jurisdictions, see “Regulation—Government Regulation of Pharmaceutical Product Development and Approval,” “Regulation—Coverage and Reimbursement” and “Regulation—Other Healthcare Laws.”
If we breach our license or other intellectual property-related agreements for our products or product candidates or otherwise experience disruptions to our business relationships with our licensors and collaboration partners, we could lose the ability to continue the development and commercialization of our products and product candidates.
Our business relies, in large part, on our ability to develop and commercialize products and product candidates from third parties as described above in the Overview of Our Licensing and Strategic Collaboration Agreements. If we have not obtained a license to all intellectual property rights that are relevant to our products and product candidates and that are owned or controlled by our licensors and collaboration partners or owned or controlled by affiliates of such licensors and collaboration partners, we may need to obtain additional licenses to such intellectual property rights which may not be available on an exclusive basis, on commercially reasonable terms or at all. In addition, if our licensors and collaboration partners breach such agreements, we may not be able to enforce such agreements against our licensors’ parent entity or affiliates. Under each of our license and intellectual property-related agreements, in exchange for licensing or sublicensing us the right to develop and commercialize the applicable product candidates, our licensors will be eligible to receive from us milestone payments, tiered royalties from commercial sales of such product candidates, assuming relevant approvals from government authorities are obtained, or other payments. Our license and other intellectual property-related agreements also require us to comply with other obligations including development and diligence obligations, providing certain information regarding our activities with respect to such product candidates and/or maintaining the confidentiality of information we receive from our licensors. We are also obligated to use commercially reasonable efforts to develop and commercialize our in-licensed
assets in certain of their respective territories under their respective agreements.

If we fail to meet any of our obligations under our license and other intellectual property-related agreements, our licensors have the right to terminate our licenses and sublicenses and, upon the effective date of such termination, have the right to re-obtain
the licensed and
sub-licensed
technology and intellectual property. If any of our licensors terminate any of our licenses or sublicenses, we will lose the right to develop and commercialize our applicable products and product candidates and other third parties may be able to market products or product candidates similar or identical to ours. In such case, we may be required to provide a grant back license or expand an existing license to the licensors under our own intellectual property with respect to the terminated products.
For example, if our agreement with GSK for ZEJULA terminates for any reason, we are required to grant GSK an exclusive license to certain of our intellectual property rights that relate to ZEJULA to develop, manufacture and commercialize ZEJULA outside of the licensed territory. Furthermore, if our agreement with MacroGenics for margetuximab, tebotelimab and a pre-clinical
multi-specific TRIDENT molecule is terminated by MacroGenics or by us for certain reasons, we are required to grant MacroGenics an option to convert the non-exclusive
license granted to MacroGenics to use certain of our intellectual property rights that relate to margetuximab, tebotelimab and a pre-clinical
multi-specific TRIDENT molecule in Greater China to an exclusive license. Similarly, if our agreement with Entasis for durlobactam is terminated, we are required to grant Entasis an exclusive, fully paid, royalty free, perpetual, irrevocable and sublicensable (through multiple tiers) license under certain of our intellectual property rights to make (or have made), use, import, offer for sale and sell durlobactam in the licensed territory. If our agreement with Incyte for retifanlimab is terminated for certain reasons, we are required to assign to Incyte certain trademarks and certain other business premises, data and regulatory materials that relate to retifanlimab. If our agreement with Deciphera for ripretinib is terminated, we are required to grant Deciphera a worldwide, perpetual and irrevocable license under certain of our intellectual property rights, if any, that relate to QINLOCK to develop, manufacture and commercialize ripretinib. Likewise, if our agreements with Turning Point for
TPX-0022
and Repotrectinib or with Cullinan are terminated for certain reasons, we are required to extend the scope of their respective licenses under certain intellectual property of our own to include Greater China. If our agreement with argenx is terminated, we are required to grant argenx and its affiliates an exclusive, worldwide license under certain intellectual property of our own to exploit the licensed products in Greater China. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the intellectual property rights licensed and sublicensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all.
Furthermore, some of the milestone payments under our licensing agreements are payable upon our product candidates reaching development milestones before we have commercialized, or received any revenue from the sales of such product candidates. We cannot guarantee, therefore, that we will have sufficient resources to make such milestone payments. Any uncured, material breach under our licensing agreements could result in our loss of exclusive rights and may lead to a complete termination of our rights to the applicable product candidate. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
In addition, disputes may further arise regarding intellectual property subject to a license and/or collaboration agreement, including but not limited to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe, misappropriate or otherwise violate on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.
Moreover, certain of our licensors do not own some or all of the intellectual property included in the license, but instead have licensed such intellectual property from a third party, and have granted us a sub-license.
As a result, the actions of our licensors or of the ultimate owners of the intellectual property may affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. For example, our licenses from GSK, Paratek, MacroGenics, Cullinan, argenx and Incyte comprise sublicenses to us of certain intellectual property rights owned by third parties that are not our direct licensors. If our licensors were to fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our rights to the applicable licensed intellectual property may be terminated or narrowed, our exclusive licenses may be converted to non-exclusive
licenses and our ability to produce and sell our products and product candidates may be materially harmed. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
In addition, the agreements under which we currently license or have rights to use intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed, sublicensed or obtained rights to use prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.
Reputational harm to our products, including product liability claims or lawsuits against us or any of our licensors, could cause us to incur substantial liabilities or loss of revenue or reputation.
We face an inherent risk related to the use of our products and product candidates anywhere in the world. If we or our licensors cannot successfully defend the reputation of our licensed products, including against product liability or other claims, then we may incur substantial liability, loss of revenue or loss of reputation. Regardless of merit or eventual outcome, the consequences to us from those claims (whether resulting from our sales in our licensed territories, or those of our licensors’ sales elsewhere in the world) may result in:

•	significant negative media attention and reputational damage;

•	withdrawal of clinical trial subjects and inability to continue clinical trials;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial subjects or patients;

•	the inability to commercialize any products or product candidates that we may develop;

•	initiation of investigations by regulators;

•	a diversion of management’s time and our resources; and

•	a decline in the market price of our ordinary shares and/or our ADSs.
Any litigation or investigation might result in substantial costs and diversion of resources. While we maintain liability insurance for certain clinical trials (which covers the patient human clinical trial liabilities including, among others, bodily injury), product liability insurance to cover our product liability claims and general liability and D&O insurance to cover other commercial liability claims, these insurances may not fully cover our potential liabilities. Additionally, inability to obtain sufficient insurance coverage at an acceptable cost could prevent or inhibit the successful commercialization of products or drugs we develop, alone or with our collaborators. Any negative reputational harm to our licensors’ products anywhere in the world may have an adverse impact on our ability to sell those same products in our licensed territories. If our licensors incur such harm or liability, it may also cause damage to our revenues and reputation which may not be covered by insurance.
The research and development projects under our internal discovery programs are at an early stage of development. As a result, we are unable to predict if or when we will successfully develop or commercialize any product candidates under such programs.
Our internal discovery programs are at an early stage of development and will require significant investment and regulatory approvals prior to commercialization. Each of our product candidates will require additional clinical and pre-clinical
development, management of clinical,
pre-clinical
and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before they generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the NMPA, the FDA or comparable regulatory authorities, and we may never receive such regulatory approval for any such product candidates.
We cannot be certain that clinical development of any product candidates from our internal discovery programs will be successful or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in pre-clinical
testing does not ensure that clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any NDAs with the NMPA, the FDA or comparable regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate product revenue.
If our manufacturing facilities are damaged or destroyed or production at such facilities is otherwise interrupted, or any new facilities are not approved by regulators, our business and prospects would be negatively affected.
In 2017, we built a small molecule facility capable of supporting clinical and commercial production, and in 2018, we built a large molecule facility in Suzhou, China using GE Healthcare FlexFactory platform technology capable of supporting clinical production of our product candidates. These facilities were approved for clinical and commercial production of our product candidates and, accordingly, we intend to rely on these facilities for the manufacture of clinical and commercial supply of some of our products or product candidates. If either facility were damaged or destroyed, or otherwise subject to disruption, for example due to the
COVID-19
pandemic, it would require substantial lead-time to replace our manufacturing capabilities. In such event, we would be forced to identify and rely partially or entirely on third-party contract manufacturers for an indefinite period. Any new facility needed to replace an existing production facility would need to comply with the necessary regulatory requirements and be tailored to our production requirements and processes. We also would need regulatory approvals before using any products or drugs manufactured at a new facility in clinical trials or selling any products or drugs that are ultimately approved. Any disruptions or delays at our facility or its failure to meet regulatory compliance would impair our ability to develop and commercialize our products or product candidates, which would adversely affect our business and results of operations.

We may become involved in lawsuits to protect or enforce our intellectual property.
Competitors may infringe our patent rights or misappropriate or otherwise violate our intellectual property rights. If we are unable to protect our intellectual property, our competitors could use our intellectual property to market offerings similar to ours and we may not be able to compete effectively. Moreover, others may independently develop technologies that are competitive to ours or infringe on our intellectual property. To counter infringement or unauthorized use, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. This can be expensive and time consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. We may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, particularly in countries where the laws may not protect intellectual property rights as fully as in the United States. An adverse result in any litigation proceeding could put our patent, as well as any patents that may issue in the future from our pending patent applications, at risk of being invalidated, held unenforceable or interpreted narrowly. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Furthermore, some of our intellectual property rights are licensed from our partners who may have the first right and/or who we may need to cooperate with to assert claims of infringement against third parties or defend against claims or counterclaims brought by third parties against us alleging that we infringe their intellectual property rights, and our partners may be unwilling to assert or allow us to assert such intellectual property rights against perceived infringers or in defense of such claims or counter claims to avoid provoking these third parties to assert invalidity claims or other challenges to the validity or enforceability of such intellectual property rights. This may limit our ability to effectively prevent third parties from infringing upon or misappropriating such intellectual property rights or adequately defend against claims or counterclaims that we infringe their intellectual property rights.
Our internal computer systems, or those used by our CROs, CMOs or other contractors or consultants, may fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations.
The data privacy regime in China and in the United States are evolving and there may be more stringent compliance requirements for the collection, processing, use, and transfer of personal information and important data. In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site
systems and outsourced vendors. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could have an adverse impact on us and our business, including loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation or a loss of revenues, and invite regulator’s scrutiny. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems.
We are subject to laws and government regulations relating to privacy and data protection that have required us to modify certain of our policies and procedures with respect to the collection and processing of personal data, and future laws and regulations may cause us to incur additional expenses or otherwise limit our ability to collect and process personal data.
We may be subject to data privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.
Within the United States, there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, collectively, HIPAA, which impose obligations on certain “covered entities” and their “business associates” contractors with respect to the privacy, security and transmission of individually identifiable health information. Although we believe that we are not currently directly subject to HIPAA, HIPAA affects the ability healthcare providers and other entities with which we may interact to disclose patient health information to us. As another example, at the state level, we are subject to the California Consumer Privacy Act, or CCPA, that became effective on January 1, 2020 and has been enforced by the California Attorney General since July 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask companies to disclose details about the personal information they collect, as well as other rights such as the right to ask companies to delete a consumer’s personal information and opt out of the sale of personal information. These protections will be expanded by the California Privacy Rights Act (CPRA), which was approved by California voters in November 2020 and will be operational in most key respects on January 1, 2023. There are similar legislative proposals being advanced in other states, as well as in Congress.
Numerous other jurisdictions regulate the privacy and security of personally identifiable data. For example, the General Data Protection Regulation, or GDPR, imposes obligations on companies that operate in our industry with respect to the processing of personal data collected in relation to an establishment located in the European Economic Area (EEA) or in connection with the offering goods and services to individuals located in the EEA or monitoring the behavior of individuals located in the EEA. GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If we or our service providers fail to comply with any applicable GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. GDPR additionally places restrictions on the cross-border transfer of personal data from the EEA to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the People’s Republic of China and the United States. In July 2020, the Court of Justice of the European Union (CJEU) invalidated the
EU-U.S.
Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. This CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation.
We could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims under the laws described, as well as for alleged unfair or deceptive practices. If our operations are found to be in violation of any of the privacy laws, rules or regulations that apply to us, we could be subject to penalties, including civil penalties, damages, injunctive relief, and other penalties, which could adversely affect our ability to operate our business and our financial results. We will continue to review these and all future privacy and other laws and regulations to assess whether additional procedural safeguards are warranted, which may cause us to incur additional expenses or otherwise limit our ability to collect and process personal data.
We may be restricted from transferring our scientific and clinical study data from China abroad.
In March 2018, the General Office of the State Council promulgated the Measures for the Management of Scientific Data (the “Scientific Data Measures”), which provides a broad definition of scientific data and relevant rules for the management of scientific data in China. According to the Scientific Data Measures, enterprises in China must seek governmental approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Further, any researcher conducting research funded at least in part by the Chinese government is required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal. Given that the term state secret is not clearly defined, if and to the extent our research and development of product candidates will be subject to the Scientific Data Measures and any subsequent laws as required by the relevant government authorities, we cannot assure you that we can always obtain relevant approvals for sending scientific data (such as the results of our preclinical studies or clinical trials conducted within China) abroad or to our foreign partners in China. If we are unable to obtain necessary approvals in a timely manner, or at all, our research and development of product candidates may be hindered, which may materially and adversely affect our business, results of operations, financial condition and prospects. If the relevant government authorities consider the transmission of our scientific data to be in violation of the requirements under the Scientific Data Measures, we may be subject to fines and other administrative penalties imposed by those government authorities.
In addition, the Cyber Security Law that took effect in 2017 requires companies that are considered critical information infrastructure operators to store important data and personal information collected or generated during operations in China within China and to undergo a security review before transferring such important data and personal information outside of China. Although the Cyber Security Law designates healthcare as a priority area that is part of critical information infrastructure, since China’s cyberspace regulators are developing regulations to determine under what circumstances an organization will be considered a critical information infrastructure operator, our status as a critical information infrastructure operator is currently unknown. The Biosecurity Law and the Human Genetic Resources also restrict foreign entities from collecting, using or transferring clinical and health data derived from Chinese people out of China unless obtaining the approval or completing the notification filing with the HGRAO. As we collect information ourselves, through our CROs, other contractors and consultants, certain personal information, such as patient health information during the conduct of clinical trials for our products in China, is shared with other CROs, contractors, consultants and our partners, if we are considered a critical information infrastructure operator and are required to store such information within China, or are unable to timely pass a security review or the HGRAO review in order to transfer such information outside of China, our clinical trials and the sharing of data collected in the course of our clinical trials may be prevented or delayed, and we may be required to reorganize how we collect and store such information, including the CROs and other contractors and consultants we use, and we may incur additional expense as a result.
Risks Related to Our Dependence on Third Parties
We rely on third parties to conduct our
pre-clinical
and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our products or product candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for some of our ongoing pre-clinical
and clinical programs. We rely on these parties for execution of our pre-clinical
and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our pre-clinical
studies in accordance with Good Laboratory Practices, or GLP, and the Regulations for the Administration of Affairs Concerning Experimental Animals. We and our CROs are required to comply with Good Clinical Practice and relevant guidelines enforced by the NMPA, and comparable foreign regulatory authorities for all of our products or product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the NMPA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with products or drugs produced under cGMP requirements. Failure to comply with these regulations may require us to repeat pre-clinical
and clinical trials, which would delay the regulatory approval process.
Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going
clinical, nonclinical and
pre-clinical
programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our products or product candidates. As a result, our results of operations and the commercial prospects for our products and product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or compromised.
Because we rely on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
If we lose our relationships with CROs, our product or drug development efforts could be delayed.
We rely on third-party vendors and CROs for some of our
pre-clinical
studies and clinical trials related to our product or drug development efforts. Switching or adding additional CROs involves additional cost and requires management time and focus. Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. Identifying, qualifying and managing performance of third-party service providers can be difficult, time-consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs are terminated, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms, and we may not be able to meet our desired clinical development timelines.
We depend on our licensors or patent owners of our
in-licensed
patent rights to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors or such patent owners to effectively protect these patent rights could adversely impact our business and operations.
We have licensed and sublicensed patent rights from third parties for some of our development programs as described above in the Overview of Our Material License and Strategic Collaboration Agreements. As a licensee and sublicensee of third parties, we rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under certain of our license agreements. In addition, we have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights that we jointly own with certain of our licensors and sub-licensors.
We cannot be certain that the patents and patent applications for our products and product candidates have been or will be prepared, filed, prosecuted or maintained by such third parties in compliance with applicable laws and regulations, in a manner consistent with the best interests of our business, or in a manner that will result in valid and enforceable patents or other intellectual property rights that cover our product candidates. If our licensors or such third parties fail to prepare, prosecute or maintain such patent applications and patents, or lose rights to those patent applications or patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our product candidates that are subject of such licensed rights could be adversely affected.
Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control prosecution, maintenance or enforcement of our licensed patents or defense of any claims asserting the invalidity or unenforceability of these patents. Even if we are permitted to pursue the enforcement or defense of our licensed and sub-licensed
patents, we will require the cooperation of our licensors and any applicable patent owners and such cooperation may not be provided to us. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If we lose any of our licensed intellectual property, our right to develop and commercialize any of our product candidates that are subject of such licensed rights could be adversely affected. By way of illustration, under our agreements with Turning Point for
TPX-0022
and repotrectinib, Cullinan for
CLN-081,
Novocure for TTFields, and argenx for Efgartigimod, each of our licensors has the first right to prosecute and maintain the respective licensed patents and joint patents in Greater China. With respect to the patent portfolio for ZEJULA, which we sub-license
from GSK, we have the first right to enforce such patent portfolio within China, Hong Kong and Macau. However, GSK maintains the right to enforce such patent portfolio in all other territories or, if we fail to bring an action within 90 days, within Greater China. In the case where GSK controls such enforcement actions, although GSK has the obligation to consult with us on such actions within Greater China, rights granted by GSK under ZEJULA to another licensee, such as Janssen Biotech, Inc. to whom GSK has granted an exclusive right to develop ZEJULA for the treatment of prostate cancer, could potentially influence GSK’s interests in the exercise of its prosecution, maintenance and enforcement rights in a manner that may favor the interests of such other licensee as compared with us, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.
We have relied on a limited number of customers for a substantial portion of our revenue.
A substantial amount of our revenue is derived from sales to a limited number of customers, which are distributors as consistent with industry norm. Because of this concentration among a small number of customers, if an event were to adversely affect one of these customers, it would have a material impact on our business. For the years ended December 31, 2020 and 2019, the aggregate amount of revenue generated from our five largest customers accounted for approximately 48.6% and 85.0% of our total revenue, respectively. Revenue generated from our largest customer for the same periods accounted for approximately 27.5% and 41.6% of our total revenue, respectively. While we are continuing to expand our customer base for ZEJULA and Optune in China, we may continue to rely on such major customers in ramping up the sales of our commercialized products. There is no assurance that our five largest customers will continue to purchase from us at the current levels or at all in the future. If any of our five largest customers significantly reduces its purchase volume or ceases to purchase from us, and we are not able to identify new customers in a timely manner, our business, financial condition and results of operation may be materially and adversely affected. In addition, there is no assurance that our major customers will not negotiate for more favorable terms for them in the future. Under such circumstances, we may have to agree to less favorable terms in order to maintain the ongoing cooperative relationships with our major customers. If we are unable to reduce our production cost accordingly, our profitability, results of operations and financial conditions may be materially and adversely affected. Therefore, any risks which could have a negative impact on our major customers could in turn have a negative impact on our business.
If we fail to maintain an effective distribution channel for our products, our business and sales of the relevant products could be adversely affected.
We rely on third-party distributors to distribute our commercialized products. We also expect to rely on third-party distributors to distribute our other products and internally discovered products, if approved. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our products to the relevant markets where we generate market demand through our sales and marketing activities. However, we have relatively limited control over our distributors, who may fail to distribute our products in the manner we contemplate. If price controls or other factors substantially reduce the margins our distributors can obtain through the resale of our products to hospitals, medical institutions and sub-distributors,
they may terminate their relationship with us. While we believe alternative distributors are readily available, there is a risk that, if the distribution of our products is interrupted, our sales volumes and business prospects could be adversely affected.
The illegal distribution and sale by third parties of counterfeit versions of our products or stolen products could have a negative impact on our reputation and business.
Third parties might illegally distribute and sell counterfeit or unfit versions of our products, which do not meet our or our collaborators’ rigorous manufacturing and testing standards. A patient who receives a counterfeit or unfit product may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit products sold under our or our collaborators’ brand name(s). In addition, thefts of inventory at warehouses, plants or while in-transit,
which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.

Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, our distributors and customers, and an impairment in the carrying value of our short-term investments could negatively affect our consolidated results of operations.
We are exposed to the risk that our distributors and customers may default on their obligations to us as a result of bankruptcy, lack of liquidity, operational failure or other reasons. As we continue to expand our business, the amount and duration of our credit exposure will be expected to increase over the next few years, as will the breadth of the entities to which we have credit exposure. Although we regularly review our credit exposure to specific distributors and customers that we believe may present credit concerns, default risks may arise from events or circumstances that are difficult to detect or foresee.
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents (in millions of dollars) of $442.1 and $75.9, restricted cash of $0.7 and $0.5 and short-term investments of $744.7 and $200.0 at December 31, 2020 and 2019, respectively, most of which are deposited in financial institutions outside of China. Although our cash and cash equivalents in China, Hong Kong, Australia and the United States are deposited with various major reputable financial institutions, deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of December 31, 2020 and 2019, our short-term investments consisted of time deposits with original maturities more than three months.
Although we believe that U.S. Treasury securities are of high credit quality, concerns about, or a default by, one or more institutions in the market could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.
Other Risks and Risks Related to Doing Business in China
The audit report included in this Annual Report on Form
10-K
was prepared by an auditor who is not inspected by the U.S. Public Company Accounting Oversight Board, or the PCAOB, and as such, you are deprived of the benefits of such inspection.
Auditors of companies that are registered with the SEC and traded publicly in the United States, including the independent registered public accounting firm of our company, must be registered with the PCAOB, and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. Because substantially all of our operations are within China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditor is not currently inspected by the PCAOB.
Inspections of auditors conducted by the PCAOB outside the PRC have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in the PRC prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors are deprived of the benefits of PCAOB inspections and may lose confidence in our reported financial information and procedures and the quality of our financial statements.
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress, which if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the Nasdaq of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted.

Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (HFCA Act), which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a
non-U.S.
authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCA Act on December 2, 2020, and the HFCA Act was signed into law on December 18, 2020. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in China-based issuers and summarizing enhanced discloses the SEC recommends China-based issuers make regarding such risks.
Under the HFCA Act, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our ADSs being delisted. While we understand that there has been dialogue among the China Securities Regulatory Commission (CSRC), the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we or our auditor will be able to comply with requirements imposed by U.S. regulators. Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares. The market price of our ADSs could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.
Proceedings brought by the SEC against
PRC-based
accounting firms could result in our inability to file future financial statements in compliance with the requirements of the Exchange Act.
In December 2012, the SEC instituted administrative proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against
PRC-based
accounting firms alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ audit work papers with respect to certain
PRC-based
companies under the SEC’s investigation. On January 22, 2014, the administrative law judge (ALJ) presiding over the matter rendered an initial decision that each of the firms had violated the SEC’s rules of practice by failing to produce audit workpapers to the SEC. The initial decision censured each of the firms and barred them from practicing before the SEC for a period of six months. On February 12, 2014, certain of these
PRC-based
accounting firms appealed the ALJ’s initial decision to the SEC. On February 6, 2015, the four China-based accounting firms each agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit U.S.-listed companies. The settlement required the firms to follow detailed procedures and to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission (CSRC), in response to future document requests by the SEC made through the CSRC. If the
PRC-based
accounting firms fail to comply with the documentation production procedures in the settlement agreement or if there is a failure of the process between the SEC and the CSRC, the SEC could restart the proceedings against the firms.
In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding
PRC-based,
United States-listed companies and the market price of our ADSs may be adversely affected.

If the accounting firms are subject to additional remedial measures, our ability to file our financial statements in compliance with SEC requirements could be impacted. A determination that we have not timely filed financial statements in compliance with SEC requirements would substantially reduce or effectively terminate the trading of our ADSs in the United States.
China’s economic, political and social conditions, as well as governmental policies, could affect the business environment and financial markets in China, our ability to operate our business, our liquidity and our access to capital.
Substantially all of our operations are conducted in China. Accordingly, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China as well as China’s economic, political, legal and social conditions in relation to the rest of the world. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past 40 years, growth has been uneven across different regions and among various economic sectors of China. China’s government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall economy in China, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past, China’s government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operation. More generally, if the business environment in China deteriorates from the perspective of domestic or international investment, our business in China may also be adversely affected.
Uncertainties with respect to the Chinese legal system and changes in laws, regulations and policies in China could materially and adversely affect us.
We conduct our business primarily through our subsidiaries in China. Chinese laws and regulations govern our operations in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China, which may not sufficiently cover all of the aspects of our economic activities in China. In addition, the implementation of laws and regulations may be in part based on government policies and internal rules that are subject to the interpretation and discretion of different government agencies (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not always be aware of any potential violation of these policies and rules. Such unpredictability regarding our contractual, property and procedural rights could adversely affect our business and impede our ability to continue our operations. Furthermore, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties could materially and adversely affect our business and results of operations.
In January 2015, the Ministry of Commerce of China, or the MOFCOM, published a discussion draft of the proposed Foreign Investment Law. The Foreign Investment Law passed the legislative review in March 2019 and came into effect on January 1, 2020. Foreign-invested entities will enjoy national treatment in industry sectors that are not prohibited or restricted from foreign investment. The Foreign Investment Law imposes information reporting requirements on foreign investors and the applicable foreign invested entities.
Non-compliance
with the reporting requirements will result in corrective orders and fines between RMB100,000 to 500,000. The Foreign Investment Law reinforces the duties of government authorities to protect intellectual property rights and trade secrets of foreign-investment entities. Government authorities cannot compel technology transfer by administrative means, reveal or provide trade secrets of foreign-invested entities to third parties. Additionally, the Foreign Investment Law calls for the establishment of a foreign investment security review mechanism, details of which will be further developed by the Chinese government.

In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.
We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act, or FCPA, and Chinese anti-corruption laws, and any determination that we have violated these laws could have a material adverse effect on our business or our reputation.
We are subject to the FCPA. The FCPA generally prohibits us from making improper payments to
non-U.S.
officials for the purpose of obtaining or retaining business. We are also subject to the anti-bribery laws of other jurisdictions, particularly China. As our business continues to expand, the applicability of the FCPA and other anti-bribery laws to our operations will continue to increase. Our procedures and controls to monitor anti-bribery compliance may fail to protect us from reckless or criminal acts committed by our employees or agents. If we, due to either our own deliberate or inadvertent acts or those of others, fail to comply with applicable anti-bribery laws, our reputation could be harmed and we could incur criminal or civil penalties, other sanctions and/or significant expenses, which could have a material adverse effect on our business, including our financial condition, results of operations, cash flows and prospects.
Restrictions on currency exchange may limit our ability to receive and use financing in foreign currencies effectively.
Our Chinese subsidiaries’ ability to obtain foreign exchange is subject to significant foreign exchange controls and, in the case of transactions under the capital account, requires the approval of and/or registration with Chinese government authorities, including the state administration of foreign exchange, or SAFE. In particular, if we finance our Chinese subsidiaries by means of foreign debt from us or other foreign lenders, the amount is not allowed to, among other things, exceed the statutory limits and such loans must be registered with the local counterpart of the SAFE. If we finance our Chinese subsidiaries by means of additional capital contributions, these capital contributions are subject to registration with SAMR or its local branch, reporting of foreign investment information with the Chinese Ministry of Commerce or registration with other governmental authorities in China.
In the light of the various requirements imposed by Chinese regulations on loans to, and direct investment in, China-based entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government formalities or obtain the necessary government approvals on timely basis, if at all, with respect to future loans or capital contributions by us to our Chinese subsidiaries. If we fail to complete such registrations or obtain such approval, our ability to capitalize or otherwise fund our Chinese operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
Chinese regulations relating to the establishment of offshore special purpose companies by residents in China may subject our China resident beneficial owners or our wholly foreign-owned subsidiaries in China to liability or penalties, limit our ability to inject capital into these subsidiaries, limit these subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.
In 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37. SAFE Circular 37 requires residents of China to register with local branches of SAFE or competent banks designated by SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” The term “control” under SAFE Circular 37 is broadly defined as the operation rights, beneficiary rights or decision-making rights acquired by residents of China in the offshore special purpose vehicles or Chinese companies by such means as acquisition, trust, proxy, voting rights, repurchase, convertible bonds or other arrangements. SAFE Circular 37 further requires amendment to the registration in the event of any changes with respect to the basic information of or any significant changes with respect to the special purpose vehicle. If the shareholders of the offshore holding company who are residents of China do not complete their registration with the local SAFE branches, the Chinese subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to the offshore company, and the offshore company may be restricted in its ability to contribute additional capital to its Chinese subsidiaries. Moreover, failure to comply with SAFE registration and amendment requirements described above could result in liability under Chinese law for evasion of applicable foreign exchange restrictions.
We will request residents of China who we know hold direct or indirect interests in our company, if any, to make the necessary applications, filings and amendments as required under SAFE Circular 37 and other related rules. However, we may not be informed of the identities of all the residents of China holding direct or indirect interest in our company, and we cannot provide any assurance that these residents will comply with our request to make or obtain any applicable registrations or comply with other requirements under SAFE Circular 37 or other related rules. The failure or inability of our China resident shareholders to comply with the registration procedures set forth in these regulations may subject us to fines and legal sanctions, restrict our cross-border investment activities, limit the ability of our wholly foreign-owned subsidiaries in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into these subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under Chinese law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected.
Chinese regulations establish complex procedures for some acquisitions of China based companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
Chinese regulations and rules concerning mergers and acquisitions including the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, and other regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the MOFCOM be notified in advance of any change-of-control
transaction in which a foreign investor takes control of a Chinese domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or Chinese time-honored brand. Moreover, according to the Anti-Monopoly Law of China promulgated on August 30, 2007 and the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council in August 2008 and amended in September 2018, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the anti-monopoly enforcement agency of the State Council when the threshold is crossed and such concentration shall not be implemented without the clearance of prior notification. In addition, the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security”

concerns. However, MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in China, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.
Chinese manufacturing facilities have historically experienced issues operating in line with established GMPs and international best practices, and passing FDA, NMPA and EMA inspections, which may result in a longer and costlier current GMP inspection and approval process by the FDA, NMPA or EMA for our Chinese manufacturing processes and third-party contract manufacturers.
To obtain FDA, NMPA and EMA approval for our product candidates in the United States, China and Europe, we will need to undergo strict pre-approval
inspections of our manufacturing facilities, which are located in China, or the manufacturing facilities of our CMOs located in China and elsewhere. Historically, some manufacturing facilities in China have had difficulty meeting the FDA’s, NMPA’s or EMA’s standards. When inspecting ours or our contractors’ Chinese manufacturing facilities, the FDA, NMPA or EMA might cite GMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and might consume significant periods of time. Moreover, if the FDA, NMPA or EMA notes deficiencies as a result of its inspection, it will generally reinspect the facility to determine if the deficiency was remediated to its satisfaction. The FDA, NMPA or EMA may note further deficiencies as a result of its re-inspection,
either related to the previously identified deficiency or otherwise. If we cannot satisfy the FDA, NMPA and EMA as to our compliance with GMP in a timely basis, marketing approval for our product candidates could be seriously delayed, which in turn would delay commercialization of our product candidates.
Our business benefits from certain financial incentives and discretionary policies granted by local governments. Expiration of, or changes to, these incentives or policies would have an adverse effect on our results of operations.
Local governments in China have granted certain financial incentives from time to time to our Chinese subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we fail to do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grant and subsidies recognized in the income statement for the years ended December 31, 2020 and 2019 were $7.3 million and $2.2 million, respectively.
It may be difficult for overseas regulators to conduct investigations or collect evidence within China.
Shareholder claims or regulatory investigation that is common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of mutual and practical cooperation mechanisms. Furthermore, according to Article 177 of the Chinese Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of China. While detailed interpretations of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties you may face in protecting your interests.
If we are classified as a China resident enterprise for Chinese income tax purposes, such classification could result in unfavorable tax consequences to us and our non-Chinese
shareholders or ADS holders.
China Enterprise Income Tax Law, or the EIT Law, which was promulgated in March 2007, became effective in January 2008 and was amended in February 2017 and December 2018, and the Regulation on the Implementation of the EIT Law, effective as of January 1, 2008 and amended in April 2019, define the term “de facto management bodies” as “bodies that substantially carry out comprehensive management and control on the business operation, employees, accounts and assets of enterprises.” Under the EIT Law, an enterprise incorporated outside of China whose “de facto management bodies” are located in China is considered a “resident enterprise” and will be subject to a uniform 25% enterprise income tax, or EIT, rate on its global income. On April 22, 2009, Chinese State Administration of Taxation, or the SAT, in the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as Chinese Tax Resident Enterprises on the Basis of De Facto Management Bodies, or SAT Circular 82, further specified certain criteria for the determination of what constitutes “de facto management bodies.” If all of these criteria are met, the relevant foreign enterprise may be regarded to have its “de facto management bodies” located in China and therefore be considered a Chinese resident enterprise. These criteria include: (i) the enterprise’s day-to-day
operational management is primarily exercised in China; (ii) decisions relating to the enterprise’s financial and human resource matters are made or subject to approval by organizations or personnel in China; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholders’ meeting minutes are located or maintained in China; and (iv) 50% or more of voting board members or senior executives of the enterprise habitually reside in China. Although SAT Circular 82 only applies to foreign enterprises that are majority-owned and controlled by Chinese enterprises, not those owned and controlled by foreign enterprises or individuals, the determining criteria set forth in SAT Circular 82 may be adopted by the Chinese tax authorities as the test for determining whether the enterprises are Chinese tax residents, regardless of whether they are majority-owned and controlled by Chinese enterprises.
We believe that neither Zai Lab Limited nor any of our subsidiaries outside of China is a China resident enterprise for Chinese tax purposes. However, the tax resident status of an enterprise is subject to determination by the Chinese tax authorities, and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the Chinese tax authorities determine that Zai Lab Limited or any of its subsidiaries outside of China is a China resident enterprise for EIT purposes that entity would be subject to a 25% EIT on its global income. If such entity derives income other than dividends from its wholly-owned subsidiaries in China, a 25% EIT on its global income may increase our tax burden. Dividends paid to a China resident enterprise from its wholly-owned subsidiaries in China may be regarded as tax-exempt
income if such dividends are deemed to be “dividends between qualified China resident enterprises” under the EIT Law and its implementation rules. However, we cannot assure you that such dividends will not be subject to Chinese withholding tax, as the Chinese tax authorities, which enforce the withholding tax, have not yet issued relevant guidance.
In addition, if Zai Lab Limited is classified as a China resident enterprise for Chinese tax purposes, we may be required to withhold tax at a rate of 10% from dividends we pay to our shareholders, including the holders of our ADSs that are non-resident
enterprises. In addition,
non-resident
enterprise shareholders (including our ADS holders) may be subject to a 10% Chinese withholding tax on gains realized on the sale or other disposition of ADSs or ordinary shares, if such income is treated as sourced from within China. Furthermore, gains derived by our non-Chinese
individual shareholders from the sale of our shares and ADSs may be subject to a 20% Chinese withholding tax. It is unclear whether our non-China-based
individual shareholders (including our ADS holders) would be subject to any Chinese tax (including withholding tax) on dividends received by such non-Chinese
individual shareholders in the event we are determined to be a China resident enterprise. If any Chinese tax were to apply to such dividends, it would generally apply at a rate of 20%. The Chinese tax liability may be reduced under applicable tax treaties. However, it is unclear whether our non-China
shareholders would be able to claim the benefits of any tax treaties between their country of tax residence and China in the event that Zai Lab Limited is treated as a China resident enterprise.
We and our shareholders face uncertainties in China with respect to indirect transfers of equity interests in China resident enterprises.
The indirect transfer of equity interest in China resident enterprises by a non-China
resident enterprise, or Indirect Transfer, is potentially subject to income tax in China at a rate of 10% on the gain if such transfer is considered as not having a commercial purpose and is carried out for tax avoidance. The SAT has issued several rules and notices to tighten the scrutiny over acquisition transactions in recent years. The Announcement of the State Administration of Taxation on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfer by
Non-Resident
Enterprises, or SAT Circular 7, sets out the scope of Indirect Transfers, which includes any changes in the shareholder’s ownership of a foreign enterprise holding Chinese assets directly or indirectly in the course of a group’s overseas restructuring, and the factors to consider in determining whether an Indirect Transfer has a commercial purpose. An Indirect Transfer satisfying all the following criteria will be deemed to lack a bona fide commercial purpose and be taxable under Chinese laws: (i) 75% or more of the equity value of the intermediary enterprise being transferred is derived directly or indirectly from the Chinese taxable assets; (ii) at any time during the one-year
period before the indirect transfer, 90% or more of the asset value of the intermediary enterprise (excluding cash) is comprised directly or indirectly of investments in China, or 90% or more of its income is derived directly or indirectly from China; (iii) the functions performed and risks assumed by the intermediary enterprise and any of its subsidiaries that directly or indirectly hold the Chinese taxable assets are limited and are insufficient to prove their economic substance; and (iv) the non-Chinese
tax payable on the gain derived from the indirect transfer of the Chinese taxable assets is lower than the potential Chinese income tax on the direct transfer of such assets. Nevertheless, a non-resident
enterprise’s buying and selling shares or ADSs of the same listed foreign enterprise on the public market will fall under the safe harbor available under SAT Circular 7 and will not be subject to Chinese tax pursuant to SAT Circular 7. Under SAT Circular 7, the entities or individuals obligated to pay the transfer price to the transferor shall be the withholding agent and shall withhold the Chinese tax from the transfer price. If the withholding agent fails to do so, the transferor shall report to and pay the Chinese tax to the Chinese tax authorities. In case neither the withholding agent nor the transferor complies with the obligations under SAT Circular 7, other than imposing penalties such as late payment interest on the transferors, the tax authority may also hold the withholding agent liable and impose a penalty of 50% to 300% of the unpaid tax on the withholding agent. The penalty imposed on the withholding agent may be reduced or waived if the withholding agent has submitted the relevant materials in connection with the indirect transfer to the Chinese tax authorities in accordance with SAT Circular 7.
However, as these rules and notices are relatively new and there is a lack of clear statutory interpretation, we face uncertainties regarding the reporting required for and impact on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-Chinese
resident enterprises or the sale or purchase of shares in other non-Chinese
resident companies or other taxable assets by us. Our company and other non-resident
enterprises in our group may be subject to filing obligations or being taxed if our company and other non-resident
enterprises in our group are transferors in such transactions, and may be subject to withholding obligations if our company and other non-resident
enterprises in our group are transferees in such transactions. For the transfer of shares in our company by investors that are non-Chinese
resident enterprises, our Chinese subsidiaries may be requested to assist in the filing under the rules and notices. As a result, we may be required to expend valuable resources to comply with these rules and notices or to request the relevant transferors from whom we purchase taxable assets to comply, or to establish that our company and other non-resident
enterprises in our group should not be taxed under these rules and notices, which may have a material adverse effect on our financial condition and results of operations. There is no assurance that the tax authorities will not apply the rules and notices to our offshore restructuring transactions where non-Chinese
residents were involved if any of such transactions were determined by the tax authorities to lack reasonable commercial purpose. As a result, we and our
non-Chinese
resident investors may be at risk of being taxed under these rules and notices and may be required to comply with or to establish that we should not be taxed under such rules and notices, which may have a material adverse effect on our financial condition and results of operations or such non-Chinese
resident investors’ investments in us. We may conduct acquisition transactions in the future. We cannot assure you that the Chinese tax authorities will not, at their discretion, adjust any capital gains and impose tax return filing obligations on us or require us to provide assistance for the investigation of Chinese tax authorities with respect thereto. Heightened scrutiny over acquisition transactions by the Chinese tax authorities may have a negative impact on potential acquisitions we may pursue in the future.
Any failure to comply with Chinese regulations regarding the registration requirements for our employee equity incentive plans may subject us to fines and other legal or administrative sanctions, which could adversely affect our business, financial condition and results of operations.
In February 2012, the SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies, or the Stock Option Rules. In accordance with the Stock Option Rules and relevant rules and regulations, Chinese citizens or non-Chinese
citizens residing in China for a continuous period of not less than one year, who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain procedures. We and our employees who are Chinese citizens or who reside in China for a continuous period of not less than one year and who participate in our stock incentive plan will be subject to such regulation. We plan to assist our employees to register their share options or shares. However, any failure of our Chinese individual beneficial owners and holders of share options or shares to comply with the SAFE registration requirements may subject them to fines and legal sanctions and may limit the ability of our Chinese subsidiaries to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors and employees under Chinese law.
Certain of our investments may be subject to review from the Committee on Foreign Investment in the United States, or CFIUS, which may delay or block a transaction from closing.
The Committee on Foreign Investment in the United States (CFIUS) has jurisdiction over investments in which a foreign person acquirers control over a U.S. company, as well as certain non-controlling
investments in U.S. businesses that deal in critical technology, critical infrastructure, or sensitive personal data. Some transactions involving U.S. businesses that deal in critical technology are subject to a mandatory filing requirement. Accordingly, to the extent the U.S. portion of our business decides to take investments from foreign persons, or we decide to invest in or acquire, in whole or in part, a U.S. business, such investments could be subject to CFIUS’s jurisdiction. To date, none of our investments have been subject to CFIUS review but, depending on the particulars of ongoing or future investments, we may be obligated to secure CFIUS approval before closing, which could delay the time period between signing and closing. If we determine that a CFIUS filing is not mandatory (or otherwise advisable), there is a risk that CFIUS could initiate its own review, if it determines that the transaction is subject to its jurisdiction. If an investment raises significant national security concerns, CFIUS has the authority to impose mitigation conditions or recommend that the President block a transaction.
Changes in United States and international trade policies and relations, particularly with regard to China, may adversely impact our business and operating results.
The U.S. government has recently made statements and taken certain actions that led to changes to United States and international trade policies and relations, including imposing several rounds of tariffs affecting certain products manufactured in China, as well as imposing certain sanctions and restrictions in relation to China. It is unknown whether and to what extent new tariffs or other new executive orders, laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. We conduct preclinical and clinical activities and have business operations both in the United States and China, any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our drug products, the competitive position of our drug products, the hiring of scientists and other research and development personnel and import or export of raw materials in relation to drug development, or prevent us from selling our drug products in certain countries. If any new tariffs, legislation, executive orders and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. or Chinese governments takes retaliatory actions due to the recent U.S.—China tension, such changes could have an adverse effect on our business, financial condition and results of operations.
It may be difficult to enforce against us or our management in China any judgments obtained from foreign courts.
On July 14, 2006, Hong Kong and China entered into the Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters by the Courts of the Mainland and of the Hong Kong Special Administrative Region Pursuant to Choice of Court Agreements Between Parties Concerned, or the Arrangement, pursuant to which a party with a final court judgment rendered by a Hong Kong court requiring payment of money in a civil and commercial case according to a choice of court agreement in writing may apply for recognition and enforcement of the judgment in China. Similarly, a party with a final judgment rendered by a Chinese court requiring payment of money in a civil and commercial case pursuant to a choice of court agreement in writing may apply for recognition and enforcement of such judgment in Hong Kong. On January 18, 2019, the Supreme People’s Court and the Hong Kong Government signed the Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters by the Courts of the Mainland and of the Hong Kong Special Administrative Region, or the New Arrangement, which seeks to establish a mechanism with greater clarity and certainty for recognition and enforcement of judgments in wider range of civil and commercial matters between Hong Kong and China. The New Arrangement discontinued the requirement for a choice of court agreement for bilateral recognition and enforcement. The New Arrangement will only take effect after the promulgation of a judicial interpretation by the Supreme People’s Court, completion of the relevant legislative procedures in the Hong Kong and announcement by both sides of a date on which the New Arrangement shall commence. The New Arrangement will, upon its effectiveness, supersede the Arrangement. Therefore, before the New Arrangement becomes effective it may be difficult or impossible to enforce a judgment rendered by a Hong Kong court in China if the parties in the dispute do not agree to enter into a choice of court agreement in writing. Additionally, there are uncertainties about the outcomes and effectiveness of enforcement or recognition of judgements under the New Arrangement.
Furthermore, China does not have treaties or agreements providing for the reciprocal recognition and enforcement of judgments awarded by courts of the United States, the United Kingdom, most other western countries or Japan. Hence, the recognition and enforcement in China of judgments of a court in any of these jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or even impossible.
We may be subject to fines due to the lack of registration of our leases.
Pursuant to the Measures for Administration of Lease of Commodity Properties, which was promulgated by the Ministry of Housing and Urban-Rural Development of China on December 1, 2010 and became effective on February 1, 2011, both lessors and lessees are required to file the lease agreements for registration and obtain property leasing filing certificates for their leases. As of the Latest Practicable Date, we leased certain properties primarily as office space in China and did not register all of our lease agreements as tenant. We may be required by relevant governmental authorities to file these lease agreements for registration within a time limit, and may be subject to a fine for non-registration
exceeding such time limit, which may range from RMB1,000 to RMB10,000 for each lease agreement. As of the Latest Practicable Date, we were not aware of any action, claim or investigation being conducted or threatened by the competent governmental authorities with respect to such defects in our leased properties.

Failure to renew our current leases or locate desirable alternatives for our leased properties could materially and adversely affect our business.
We lease properties for our offices and manufacturing facilities. We may not be able to successfully extend or renew such leases upon expiration of the current term on commercially reasonable terms or at all, and may therefore be forced to relocate our affected operations. This could disrupt our operations and result in significant relocation expenses, which could adversely affect our business, financial condition and results of operations. In addition, we compete with other businesses for premises at certain locations or of desirable sizes. As a result, even though we could extend or renew our leases, rental payments may significantly increase as a result of the high demand for the leased properties. In addition, we may not be able to locate desirable alternative sites for our current leased properties as our business continues to grow and failure in relocating our affected operations could adversely affect our business and operations.
Risks Related to Intellectual Property
If we are unable to obtain and maintain patent protection for our products and product candidates through intellectual property rights, or if the scope of such intellectual property rights obtained is not sufficiently broad, third parties may compete directly against us.
Our success depends, in part, on our ability to protect our products and product candidates from competition by obtaining, maintaining and enforcing our intellectual property rights, including patent rights. We seek to protect the products and product candidates and technology that we consider commercially important by filing Chinese and international patent applications, relying on trade secrets or pharmaceutical regulatory protection or employing a combination of these methods. We also seek to protect our proprietary position by in-licensing
intellectual property relating to our technology and product candidates. We do not own or exclusively license any issued patents with respect to certain of our products and product candidates in all territories in which we plan to commercialize our products and product candidates. For example, we do not own or exclusively license any issued patents covering ZEJULA in Macau. We do not own or exclusively license any issued patents covering margetuximab, tebotelimab and a pre-clinical
multi-specific TRIDENT molecule in Macau, but we do exclusively license issued patents or pending patent applications in China, Hong Kong or Taiwan covering them. We do not own or exclusively license any issued patents or pending patent applications covering Tumor Treating Fields in Macau or Taiwan, but we do exclusively license issued patents and pending patent applications covering Tumor Treating Fields in China and Hong Kong. We in-license
one issued patent in Taiwan, two pending patent applications in China, one pending patent application in each of Taiwan and Hong Kong, which are all related to retifanlimab (INCMGA0012
(PD-1)).
We
in-license
two issued patents in each of China, Hong Kong and Taiwan relating to durlobactam, but we do not own or exclusively license any issued patents or pending application in Macau. We cannot predict whether such patent applications or any of our other owned or in-licensed
pending patent applications will result in the issuance of any patents that effectively protect our products and product candidates. If we or our licensors are unable to obtain or maintain patent protection with respect to our products or product candidates and technology we develop, our business, financial condition, results of operations and prospects could be materially harmed.
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, our license and intellectual property-related agreements may not provide us with exclusive rights to use our in-licensed
intellectual property rights relating to the applicable products and product candidates in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. For example, under our agreements with GSK for ZEJULA, our licenses are limited to China, Hong Kong, and Macau. In the case of our agreements with Turning Point for
TPX-0022
and repotrectinib
(TPX-0005),
Cullinan for
CLN-081,
argenx for efgartigimod, Regeneron for odronextamab (REGN1979), Novocure for Tumor Treating Fields, Paratek for omadacycline
(ZL-2401),
Five Prime for bemarituzumab (FPA144), and MacroGenics for margetuximab, tebotelimab and a pre-clinical
multi-specific TRIDENT molecule, Deciphera for QINLOCK and Incyte for retifanlimab (INCMGA0012
(PD-1)),
our

licenses or, as applicable, our rights are limited to Greater China. Also, in the case of our agreement with Entasis for durlobactam, our license is limited to China, Hong Kong, Macau, Taiwan, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand and Japan. In the case of our agreement with Takeda for simurosertib
(TAK-931),
our license is worldwide except for Japan. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in all such fields and territories.
Patents may be invalidated and patent applications relating to bemarituzumab (FPA144), Tumor Treating Fields, margetuximab, tebotelimab, durlobactam, a pre-clinical
multi-specific TRIDENT molecule or retifanlimab (INCMGA0012
(PD-1))
as well as Regeneron’s patents relating to odronextamab (REGN1979), may not be granted for a number of reasons, including known or unknown prior art, deficiencies in the patent application or the lack of novelty of the underlying invention or technology. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure
and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and any other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or in-licensed
patents or pending patent applications or that we or our licensors were the first to file for patent protection of such inventions. Furthermore, China and the United States have adopted the
“first-to-file”
or the
“first-inventor-to
file” system under which whoever first files a patent application will be awarded the patent if all other patentability requirements are met. Under the first-to-file
or the
first-inventor-to
file system third parties may be granted a patent relating to a technology, which we invented.
In addition, under Chinese Patent Law, any organization or individual that applies for a patent in a foreign country for an invention or utility model accomplished in China is required to report to the CNIPA for confidentiality examination. Otherwise, if an application is later filed in China, the patent right will not be granted. Moreover, even if patents do grant from any of the applications, the grant of a patent is not conclusive as to its scope, validity or enforceability.
The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. In addition, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in China, United States and abroad. We and our licensors and collaboration partners may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, re-examination,
post-grant and
inter partes
review, or interference proceedings or similar proceedings in foreign jurisdictions challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or in-licensed
patent rights, allow third parties to commercialize our technology, products or product candidates and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products or product candidates without infringing, misappropriating or otherwise violating third-party patent rights. Moreover, we, or one of our licensors or collaboration partners, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge the priority of our or our licensor’s or collaboration partner’s invention or other features of patentability of our owned or in-licensed
patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, limit the duration of the patent protection of our technology, or limit the price at which we can sell our products and product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Consequently, we do not know whether any of our technology, products or product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our owned or in-licensed
patents by developing similar or alternative technologies or products in a non-infringing
manner.
Furthermore, the terms of patents are finite. The patents we own or in-license
and the patents that may issue from our currently pending owned and in-licensed
patent applications generally have a
20-year
protection period starting from such patents’ filing date (or the priority date, if priority is claimed). Given the amount of time required for the development, testing and regulatory review of products and new product candidates, patents protecting such products and product candidates might expire before or shortly after such products or product candidates are commercialized. While the patent laws in jurisdictions we operate in, including in the United States and China, enable the term of the patent term to be extend to account for the time required for the development, testing and regulatory review of products and new product candidates, we may not be able to successfully obtain any extension of terms of our owned or in-licensed
patents, and, in China, the legal regime for obtaining patent term extensions is being developed and not yet mature. As a result, our owned or in-licensed
patents and patent applications may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our patents and patent applications are, and may in the future be, co-owned
with third parties. If we are unable to obtain an exclusive license to any such third party co-owners’
interest in such patents or patent applications, such
co-owners
may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners
of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
Our owned or
in-licensed
patents could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.
We or our licensors or collaboration partners may become involved in patent litigation against third parties to enforce owned or in-licensed
patent rights, to invalidate patents held by such third parties or to defend against such claims. A court may refuse to stop the other party from using the technology at issue on the grounds that patents owned or in-licensed
by us, our licensors or our collaboration partners do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe, misappropriate or otherwise violate their intellectual property or that a patent we or our licensors or collaboration partners have asserted against them is invalid or unenforceable. In patent litigation, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In addition, third parties may initiate legal proceedings before administrative bodies in the United States or abroad, even outside the context of litigation, against us or our licensors with respect to our owned or in-licensed
intellectual property to assert such challenges to such intellectual property rights. Such mechanisms include re-examination,
inter partes
review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our products and product candidates.

The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement.
Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid. Even if we are successful in defending against such challenges, the cost to us of any patent litigation or similar proceeding could be substantial, and it may consume significant management and other personnel time. We do not maintain insurance to cover intellectual property infringement, misappropriation or violation.
An adverse result in any litigation or other intellectual property proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability of our patents covering one or more of our products or product candidates, we would lose at least part, and perhaps all, of the patent protection covering such products or product candidates. Competing products or drugs may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our products or drugs in one or more foreign countries. Any of these outcomes would have a materially adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to protect our intellectual property in China or other jurisdictions.
The validity, enforceability and scope of protection available under the relevant intellectual property laws in China are uncertain and still evolving. Implementation and enforcement of Chinese intellectual property-related laws have historically been deficient and ineffective. Accordingly, intellectual property and confidentiality legal regimes in China may not afford protection to the same extent as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or our licensors to determine the enforceability, scope and validity of our proprietary rights or those of others. As noted above, we may need to rely on our licensors to enforce and defend our technologies. The experience and capabilities of Chinese courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require a significant expenditure of cash and may divert management’s attention from our operations, which could harm our business, financial condition and results of operations. An adverse determination in any such litigation could materially impair our intellectual property rights and may harm our business, prospects and reputation.
Filing, prosecuting, maintaining and defending patents on products and product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or China or from selling or importing products made using our inventions in and into the United States, China or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own competing products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions, including China. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Furthermore, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
Developments in patent law could have a negative impact on our business.
Changes in either the patent laws or interpretation of the patent laws in the United States, China and other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, including changing the standards of patentability, and any such changes could have a negative impact on our business. For example, in the United States, the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in September 2011, includes a number of significant changes to U.S. patent law. These changes include a transition from a
“first-to-invent”
system to a
“first-to-file”
to a
“first-inventor-to
file” system as of March 2013, changes to the way issued patents are challenged, and changes to the way patent applications are disputed during the examination process. These include allowing third party submission and explanation of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post grant proceedings, including post grant review, inter partes
review, and derivation proceedings. As a result of these changes, patent law in the United States may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The USPTO has developed new and untested regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and, in particular, the first-inventor-to-file
provisions became effective in March 2013.
Substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and if obtained, to enforce or defend them. Accordingly, it is not clear what, if any, impact the America Invents Act will have on the cost of prosecuting our patent applications and our ability to obtain patents based on our discoveries and to enforce or defend any patents that may issue from our patent applications, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In China, it has become challenging to obtain patents that claim aspects of a product other than the direct compound structure of the active pharmaceutical ingredient of a pharmaceutical or biopharmaceutical product, such as selection patents, polymorphs, enantiomers, salts, ethers and esters, compositions, doses, combinations, prodrugs, metabolites and new medical uses. Additionally, because a Markush claim lists alternative elements and thus claims numerous lots of chemicals, a Markush claim is much easier than a direct compound structure of the active pharmaceutical ingredient claim to be invalidated. Even if these so-called
“secondary patents” are granted in China, they remain challenging to enforce against potential infringers and are invalidated or declared unenforceable at a high rate when challenged. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the Chinese government, the People’s Courts and the China National Intellectual Property Administration, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.
If we are unable to maintain the confidentiality of our trade secrets, our business and competitive position may be harmed.
In addition to the protection afforded by registered patents and pending patent applications, we rely upon unpatented trade secret protection, unpatented know-how
and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how
can be difficult to protect. We also seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with parties that have access to them, such as our partners, collaborators, scientific advisors, employees, consultants and other third parties, and invention assignment agreements with our consultants and employees. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical know-how
or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. If any of the partners, collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements or otherwise discloses our proprietary information, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Enforcing a claim that a third party illegally disclosed or misappropriated our trade secrets, including through intellectual property litigations or other proceedings, is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts in China and other jurisdictions inside and outside the United States are less prepared, less willing or unwilling to protect trade secrets.
Our trade secrets could otherwise become known or be independently discovered by our competitors or other third parties. For example, competitors could purchase our products and product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe, misappropriate or otherwise violate our intellectual property rights, design around our intellectual property protecting such technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be disclosed or independently developed by a competitor, we would have no right to prevent them, or others to whom they communicate it, from using that technology or information to compete against us, which may have a material adverse effect on our business, prospects, financial condition and results of operations.
If our products or product candidates infringe, misappropriate or otherwise violate the intellectual property rights of third parties, we may incur substantial liabilities, and we may be unable to sell or commercialize these products and product candidates.
Our commercial success depends significantly on our ability to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the patents and other proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. In China and the United States, invention patent applications are generally maintained in confidence until their publication 18 months from the filing date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and invention patent applications are filed. Even after reasonable investigation, we may not know with certainty whether any third-party may have filed a patent application without our knowledge while we are still developing or producing that product. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any products or product candidates we may develop, including interference proceedings, post-grant review, inter partes
review and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions.
Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any products or product candidates we may develop and any other products, product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. There is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent.
If we are found to infringe a third party’s patent rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to:

•
obtain royalty-bearing licenses from such third party to such patents, which may not be available on commercially reasonable terms, if at all and even if we were able to obtain such licenses, they could be non-exclusive,
thereby giving our competitors and other third parties access to the same technologies licensed to us, and could require us to make substantial licensing and royalty payments;

•	defend litigation or administrative proceedings;

•	reformulate product(s) so that it does not infringe the intellectual property rights of others, which may not be possible or could be very expensive and time consuming;

•	cease developing, manufacturing and commercializing the infringing technology, products or product candidates; and

•	pay such third party significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right.
Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects. Even if we are successful in such litigations or administrative proceedings, such litigations and proceedings may be costly and could result in a substantial diversion of management resources. Any of the foregoing may have a material adverse effect on our business, prospects, financial condition and results of operations.
Intellectual property litigation and proceedings could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
Even if resolved in our favor, litigation or other legal proceedings relating to our, our licensor’s or other third parties’ intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

We may be subject to claims that we or our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of competitors or their current or former employers or are in breach of non-competition
or
non-solicitation
agreements with competitors or other third parties.
We could in the future be subject to claims that we or our employees, consultants or advisors have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of current or former employers, competitors or other third parties. Many of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not improperly use the intellectual property, proprietary information, know-how
or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have breached the terms of his or her non-competition
or
non-solicitation
agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a current or former employer, competitor or other third parties.
Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management and research personnel. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our products and product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business and may prevent us from successfully commercializing our products and product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products and product candidates, which would have a material adverse effect on our business, results of operations and financial condition.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be successful in obtaining necessary intellectual property rights to product candidates for our development pipeline through acquisitions and in-licenses.
Although we also intend to develop product candidates through our own internal research, our near-term business model is predicated, in large part, on our ability to successfully identify and acquire or in-license
product candidates to grow our product candidate pipeline. However, we may be unable to acquire or in-license
intellectual property rights relating to, or necessary for, any such product candidates from third parties on commercially reasonable terms or at all, including because we are focusing on specific areas of care such as oncology and inflammatory and infectious diseases. In that event, we may be unable to develop or commercialize such product candidates. We may also be unable to identify product candidates that we believe are an appropriate strategic fit for our company and intellectual property relating to, or necessary for, such product candidates. Any of the foregoing could have a materially adverse effect on our business, financial condition, results of operations and prospects.
The
in-licensing
and acquisition of third-party intellectual property rights for product candidates is a competitive area, and a number of more established companies are also pursuing strategies to in-license
or

acquire third-party intellectual property rights for product candidates that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to successfully obtain rights to suitable product candidates, our business, financial condition, results of operations and prospects for growth could suffer.
In addition, we expect that competition for the
in-licensing
or acquisition of third-party intellectual property rights for product candidates that are attractive to us may increase in the future, which may mean fewer suitable opportunities for us as well as higher acquisition or licensing costs. We may be unable to in-license
or acquire the third-party intellectual property rights for product candidates on terms that would allow us to make an appropriate return on our investment.
If we or our licensors or collaboration partners do not obtain patent term extension and data exclusivity for our products or their products or any product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of our products or any product candidates we may develop, one or more of our owned or in-licensed
U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch Waxman Amendments. The Hatch Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.
On October 17, 2020, the National People’s Congress Standing Committee of China passed the Fourth Amendment to the Patent Law which, when it takes effect on June 1, 2021, will for the first time, provide for patent term extension and adjustments for patents and a patent linkage system. Under the new Patent Law, patent term extensions can be obtained for regulatory delays in the review and approval of new drugs but are limited to no more than five years and the total post-marketing patent term of the new drug cannot exceed 14 years. The new Patent Law also provides for patent term adjustments where there is an unreasonable delay caused during patent examination. A patentee may apply for a patent term adjustment where the patent is granted at least four years after the filing date, and at least three years after substantive examination was requested. In addition, the Patent Law, for the first time, introduces in China a patent linkage system for the early resolution of patent disputes concerning generic drug applications similar to the Hatch Waxman Act in the United States, and around the same time of the new Patent Law, the National Medical Products Administration and the China National Intellectual Property Administration jointly issued on September 11, 2020 a draft of the Implementation Measures for Early Resolution Mechanism of Pharmaceutical Patent Disputes (for Trial Implementation) for public comment which sets forth, for the first time, details of how such patent linkage system would be implemented. However, to be implemented, the patent term extensions and adjustments and patent linkage system require further promulgation of regulations and detailed implementation measures. Additionally, in China, there is currently no effective law or regulation providing for data exclusivity, although Chinese regulators have proposed a framework for integrating data exclusivity into the Chinese regulatory regime. Until the new provisions of the Patent Law providing for patent term extensions and adjustments and the proposed framework for a patent linkage system and data exclusivity can be implemented through the promulgation of additional laws, regulations and detailed implementation measures, a lower-cost generic or biosimilar drug can emerge onto the market more quickly. Consequently, the absence of currently implemented laws and regulations on patent term extension and adjustment, patent linkage, and data exclusivity or the cancellation of the previous five-year administrative exclusivity for domestically manufactured new drugs could result in much weaker protection for us against generic competition in China. For instance, if we are unable to obtain patent term extension or adjustment or the term of any such extension or adjustment is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance
with these requirements.
Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and
non-U.S.
patent agencies. The USPTO and various
non-U.S.
government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance
can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Intellectual property rights do not necessarily address all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to any product or product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we license or may own in the future;

•
we, our licensors, patent owners of patent rights that we have in-licensed,
or current or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;

•
we, our licensors, patent owners of patent rights that we have in-licensed,
or current or future collaborators might not have been the first to file patent applications covering certain of our or their inventions;

•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;

•	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;

•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents of others may harm our business; and

•
we may choose not to file a patent in order to maintain certain trade secrets or know how, and a third party may discover certain technologies containing such trade secrets or know how through independent research and development and/or subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Our ADSs and Ordinary Shares
If we fail to establish and maintain proper internal financial reporting controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to file a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The presence of material weaknesses in internal control over financial reporting could result in financial statement errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to restate our operating results. We might not identify one or more material weaknesses in our internal controls in connection with evaluating our compliance with Section 404 of the Sarbanes-Oxley Act. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we will need to expend significant resources and provide significant management oversight. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in maintaining the adequacy of our internal control.
If we fail to maintain effective internal control over financial reporting in the future, our management and our independent registered public accounting firm may not be able to conclude that we have effective internal controls over financial reporting, investors may lose confidence in our operating results, the price of our ordinary shares and/or ADSs could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, the ADSs may not be able to remain listed on the Nasdaq Global Market.
We do not currently intend to pay dividends on our securities, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our ordinary shares and/or ADSs.
We have never declared or paid any dividends on our ordinary shares. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, investors are not likely to receive any dividends on their ordinary shares and/or ADSs at least in the near term, and the success of an investment in our ordinary shares and/or ADSs will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our ordinary shares and/or ADSs after price appreciation, which may never occur, to realize any future gains on their investment. There is no guarantee that our ordinary shares and/or ADSs will appreciate in value or even maintain the price at which our investors purchased the ordinary shares and/or ADSs.
The market price for our ADSs and/or our ordinary shares may be volatile which could result in substantial loss to you.
The market price for our ADSs and/or ordinary shares has been volatile. From September 20, 2017 to February 26, 2021, the closing price of our ADSs on the Nasdaq Global Market ranged from a high of $191.71 to a low of $14.95 per ADS. From September 28, 2020 to February 26, 2021, the closing price of our ordinary shares on the Stock Exchange of Hong Kong ranged from a high of HKD 1504.00 to a low of HKD 610.00 per ordinary share.
The market price of our ADSs and ordinary shares are likely to continue to be highly volatile and subject to wide fluctuations in response to factors, including the following:

•	announcements of competitive developments;

•	regulatory developments affecting us, our customers or our competitors;

•	announcements regarding litigation or administrative proceedings involving us;

•	actual or anticipated fluctuations in our period-to-period operating results;

•	changes in financial estimates by securities research analysts;

•	additions or departures of our executive officers;

•	fluctuations of exchange rates between the RMB and the U.S. dollar;

•	release or expiration of lock-up or other transfer restrictions on our outstanding ordinary shares or ADSs; and

•	sales or perceived sales of additional ordinary shares or ADSs.
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. For example, since August 2008, multiple exchanges in the United States and other countries and regions, including China, experienced sharp declines in response to the growing credit market crisis and the recession in the United States. In the year ended December 31, 2020, there were multiple severe daily drops in the global stock market. Prolonged global capital markets volatility may affect overall investor sentiment towards our ADSs and/or ordinary shares, which would also negatively affect the trading prices for our ADSs and ordinary shares.
Fluctuations in the value of the RMB may have a material adverse effect on our results of operations and the value of your investment.
The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, China government changed its decade-old
policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted, and the exchange rate between the RMB and U.S. dollar remained within a narrow band. In June 2010, the People’s Bank of China, or PBOC, announced that China government would increase the flexibility of the exchange rate, and thereafter allowed the RMB to appreciate slowly against the U.S. dollar within the narrow band fixed by the PBOC. However, more recently, on August 11, 12 and 13, 2015, the PBOC significantly devalued the RMB by fixing its price against the U.S. dollar 1.9%, 1.6%, and 1.1% lower than the previous day’s value, respectively. On October 1, 2016, the RMB joined the International Monetary Fund’s basket of currencies that make up the Special Drawing Right, or SDR, along with the U.S. dollar, the Euro, the Japanese yen and the British pound. In the fourth quarter of 2016, the RMB depreciated significantly while the U.S. dollar surged and China experienced persistent capital outflows. With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the Chinese government may in the future announce further changes to the exchange rate system. There is no guarantee that the RMB will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
Significant revaluation of the RMB may have a material adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the

U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or ADSs or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, appreciation or depreciation in the value of the RMB relative to U.S. dollars would affect our financial results reported in U.S. dollar terms regardless of any underlying change in our business or results of operations.
Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.
Holders of ADSs have fewer rights than shareholders and must act through the depositary to exercise their rights.
Holders of our ADSs do not have the same rights as our shareholders and may only exercise the voting rights with respect to the underlying ordinary shares in accordance with the provisions of the deposit agreement. Under our fourth amended and restated articles of association, an annual general meeting and any extraordinary general meeting may be called with not less than seven days’ notice. When a general meeting is convened, you may not receive sufficient notice of a shareholders’ meeting to permit you to withdraw the ordinary shares underlying your ADSs to allow you to vote with respect to any specific matter. If we ask for your instructions, we will give the depositary notice of any such meeting and details concerning the matters to be voted upon at least 30 days in advance of the meeting date and the depositary will send a notice to you about the upcoming vote and will arrange to deliver our voting materials to you. The depositary and its agents, however, may not be able to send voting instructions to you or carry out your voting instructions in a timely manner. We will make all commercially reasonable efforts to cause the depositary to extend voting rights to you in a timely manner, but we cannot assure you that you will receive the voting materials in time to ensure that you can instruct the depositary to vote the ordinary shares underlying your ADSs. Furthermore, the depositary will not be liable for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a holder or beneficial owner of ADSs, you may have limited recourse if we or the depositary fail to meet our respective obligations under the deposit agreement or if you wish us or the depositary to participate in legal proceedings. As a result, you may not be able to exercise your right to vote and you may lack recourse if your ADSs are not voted as you request. In addition, in your capacity as an ADS holder, you will not be able to call a shareholders’ meeting.
Under the deposit agreement, for the ADSs, the depositary will give us a discretionary proxy to vote the ordinary shares underlying your ADS at shareholders’ meeting if you do not give instructions to the depositary, unless (i) we have failed to timely provide the depositary with our notice of meeting and related voting materials, (ii) we have instructed the depositary that we do not wish a discretionary proxy to be given, (iii) we have informed the depositary that there is a substantial opposition as to a matter to be voted on at the meeting or (iv) a matter to be voted on at the meeting would have a material adverse impact on shareholders.
The effect of this discretionary proxy is that, if you fail to give voting instructions to the depositary, you cannot prevent the ordinary shares underlying your ADSs from being voted, except under the circumstances described above. This may adversely affect your interests and make it more difficult for ADS holders to influence the management of our company. Holders of our ordinary shares are not subject to this discretionary proxy.

You may not receive distributions on our ADSs or any value for them if such distribution is illegal or impractical or if any required government approval cannot be obtained in order to make such distribution available to you.
Although we do not have any present plan to pay any dividends, the depositary of our ADSs has agreed to pay to you the cash dividends or other distributions it or the custodian receives on ordinary shares or other deposited securities underlying our ADSs, after deducting its fees and expenses and any applicable taxes and governmental charges. You will receive these distributions in proportion to the number of ordinary shares your ADSs represent. However, the depositary is not responsible if it decides that it is unlawful or impractical to make a distribution available to any holders of ADSs. For example, it would be unlawful to make a distribution to a holder of ADSs if it consists of securities whose offering would require registration under the Securities Act but are not so properly registered or distributed under an applicable exemption from registration. The depositary may also determine that it is not reasonably practicable to distribute certain property. In these cases, the depositary may determine not to distribute such property. We have no obligation to register under the U.S. securities laws any offering of ADSs, ordinary shares, rights or other securities received through such distributions. We also have no obligation to take any other action to permit the distribution of ADSs, ordinary shares, rights or anything else to holders of ADSs. This means that you may not receive distributions we make on our ordinary shares or any value for them if it is illegal or impractical for us to make them available to you. These restrictions may cause a material decline in the value of our ADSs.
Your right to participate in any future rights offerings may be limited, which may cause dilution to your holdings.
We may from time to time distribute rights to our shareholders, including rights to acquire our securities. However, we cannot make rights available to you in the United States unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. Also, under the deposit agreement, the depositary bank will not make rights available to you unless either both the rights and any related securities are registered under the Securities Act, or the distribution of them to ADS holders is exempted from registration under the Securities Act. We are under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective. Moreover, we may not be able to establish an exemption from registration under the Securities Act. If the depositary does not distribute the rights, it may, under the deposit agreement, either sell them, if possible, or allow them to lapse. Accordingly, you may be unable to participate in our rights offerings and may experience dilution in your holdings.
Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.
We are incorporated under the laws of the Cayman Islands and currently have subsidiaries in China, Hong Kong, Taiwan, the Cayman Islands, the United States, Australia and the British Virgin Islands. If we succeed in growing our business we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us, our parent company and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
A tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.
There is no assurance that we will not be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for any taxable year, which could subject U.S. investors in our ADSs or shares to significant adverse U.S. federal income tax consequences.
In general, a
non-U.S.
corporation will be a PFIC for any taxable year in which (i) 75% or more of its gross income consists of passive income or (ii) 50% or more of the value of its assets (generally determined on a quarterly average basis) consists of assets that produce, or are held for the production of, passive income (the “asset test”). For purposes of the above calculations, a
non-U.S.
corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as if it held its proportionate share of the assets of the other corporation and received directly its proportionate share of the income of the other corporation. Passive income generally includes interest, dividends and gains from certain property transactions, rents and royalties (other than certain rents or royalties derived in the active conduct of a trade or business). For these purposes, cash is a passive asset and the value of a
non-U.S.
corporation’s goodwill (which may be determined by reference to the excess of the sum of its market capitalization and liabilities over its booked assets) generally should be an active asset to the extent attributable to business activities that produce non-passive
income.
Based on the current market price of our ADSs and our current and expected composition of income and assets, we do not expect the Company and its subsidiaries to be PFICs for our current taxable year. However, our assets other than goodwill are expected to consist primarily of cash and cash equivalents for the foreseeable future. Therefore, whether we will satisfy the asset test for the current or any future taxable year will depend largely on the quarterly value of our goodwill (which may be determined by reference to the market price of our ADSs, which could be volatile given the nature and early stage of our business). If our market capitalization declines while we continue to hold a significant amount of cash (including cash raised in this offering) the risk that we will be a PFIC will increase. Furthermore, we may be a PFIC for any taxable year in which our interest and other investment income constitutes 75% or more of the sum of (i) such interest and investment income and (ii) the excess of our revenue over cost of goods sold. In addition, a company’s PFIC status is an annual determination that can be made only after the end of each taxable year. Therefore, we cannot give any assurance as to whether we are a PFIC for the current or any future taxable year.
Subject to the discussion in the next paragraph, if we are or become a PFIC, U.S. investors generally would be subject to adverse U.S. federal income tax consequences, such as increased tax liabilities on capital gains and certain distributions, and interest charges on taxes deemed to be deferred. If we are a PFIC for any taxable year during which a U.S. investor owns ADSs or shares, we will generally continue to be treated as a PFIC with respect to such investor for all succeeding years during which the investor own ADSs or shares (unless the investor timely makes a valid “deemed sale” election), even if we cease to meet the threshold requirements for PFIC status. A mark-to-market
election may be available with respect our ADSs, which would result in U.S. federal income tax consequences to holders of our ADSs that are different from those described above.
If a U.S. investor owns ADSs or shares during any year in which we are a PFIC, such investor generally will be required to file annual reports on IRS Form 8621 (or any successor form) with respect to us, generally with their U.S. federal income tax return for that year. U.S. investors should consult their tax advisors regarding the determination of whether we are a PFIC for any taxable year and the potential application of the PFIC rules.
If a United States person is treated as owning at least 10% of our ordinary shares, such holder may be subject to adverse U.S. federal income tax consequences.
If a U.S. Holder (as defined below under “Material United States Federal Income Tax Considerations”) is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ADSs, such U.S. Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Because our group includes at least one U.S. subsidiary (Zai Lab (US) LLC), certain of our
non-U.S.
subsidiaries will be treated as controlled foreign corporations (regardless of whether Zai Lab Limited is treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed
income” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether any of our
non-U.S.
subsidiaries, if any, are treated as a controlled foreign corporation or whether such investor is treated as a United States shareholder with respect to any of such controlled foreign corporations. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. Failure to comply with these reporting obligations may subject you to significant monetary penalties and may prevent the statute of limitations with respect to your U.S. federal income tax return for the year for which reporting was due from starting. U.S. holders should consult their tax advisors regarding the potential application of these rules to their investment in our ADSs.
Changes in tax law may adversely affect our business and financial results.
Under current law, we expect to be treated as a
non-U.S.
corporation for U.S. federal income tax purposes. The tax laws applicable to our business activities, however, are subject to change and uncertain interpretation. Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in jurisdictions in which we do business. Our actual tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (i) the jurisdictions in which profits are determined to be earned and taxed; (ii) the resolution of issues arising from any future tax audits with various tax authorities; (iii) changes in the valuation of our deferred tax assets and liabilities; (iv) our ability to use net operating loss carryforwards to offset future taxable income and any adjustments to the amount of the net operating loss carryforwards we can utilize, and (v) changes in tax laws or the interpretation of such tax laws, and changes in U.S. GAAP.
On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law which significantly revised the Internal Revenue Code of 1986, as amended (“The Code”). The Tax Act, significantly changed certain aspects of corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. In addition, the Code has recently been amended by the Coronavirus Adi, Relief, and Economic Security Act. Because regulations and other official interpretations have not yet been issued with respect to some of these changes, their impact on holders of our ADSs may be uncertain and could be adverse. We urge holders of our ADS to consult with their legal and tax advisors with respect to such changes and about the potential tax consequences of investing in or holding our ADSs.

Our corporate actions are substantially controlled by our directors, executive officers and other principal shareholders, who can exert significant influence over important corporate matters, which may reduce the price of the ordinary shares and/or ADSs and deprive you of an opportunity to receive a premium for your ordinary shares and/or ADSs.
These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
You may have difficulty enforcing judgments obtained against us.
We are a company incorporated under the laws of the Cayman Islands, and substantially all of our assets are located outside the United States. Substantially all of our current operations are conducted in China. In addition, some of our directors and officers are nationals and residents of countries or regions other than the United States or Hong Kong. A substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States or Hong Kong upon these persons, or to bring an action against us or against these individuals in the United States or Hong Kong in the event that they believe that their rights have been infringed under the U.S. federal securities laws, Hong Kong laws or otherwise. Even if shareholders are successful in bringing an action of this kind, the laws of the Cayman Islands and China may render them unable to enforce a judgment against our assets or the assets of our directors and officers. There is uncertainty as to whether the courts of the Cayman Islands or China would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.
The recognition and enforcement of foreign judgments are provided for under China Civil Procedures Law. Chinese courts may recognize and enforce foreign judgments in accordance with the requirements of China Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to China Civil Procedures Law, China courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of Chinese laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a Chinese court would enforce a judgment rendered by a court in the United States.
Investors may be subject to limitations on transfers of their ADSs.
ADSs are transferable on the books of the depositary. However, the depositary may close its transfer books at any time or from time to time when it deems expedient in connection with the performance of its duties. In addition, the depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary deems it advisable to do so because of any requirement of law or of any government or governmental body, or under any provision of the deposit agreement, or for any other reason.
Substantial future sales or perceived potential sales of our ordinary shares, ADSs or other equity or equity-linked securities in the public market could cause the price of our ordinary shares and/or ADSs to decline.
Sales of our ordinary shares, ADSs or other equity or equity-linked securities in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares and/or ADSs to decline significantly. All of our ordinary shares represented by ADSs were freely transferable by persons other than our affiliates without restriction or additional registration under the U.S. Securities Act. The shares held by our affiliates are also available for sale, subject to volume and other restrictions as applicable under Rule 144 of the U.S. Securities Act, under trading plans adopted pursuant to Rule
10b5-1
or otherwise.
Divestiture in the future of our ordinary shares and/or ADSs by shareholders, the announcement of any plan to divest our ordinary shares and/or ADSs or hedging activity by third-party financial institutions in connection with similar derivative or other financing arrangements entered into by shareholders could cause the price of our ordinary shares and/or ADSs to decline.
Furthermore, although all of our directors and executive officers have agreed to a lock-up
of their ordinary shares, any major disposal of our ordinary shares and/or ADSs by any of them upon expiration of the relevant lock-up
periods (or the perception that these disposals may occur upon the expiration of the lock-up
period) may cause the prevailing market price of our ordinary shares and/or ADSs to fall, which could negatively impact our ability to raise equity capital in the future.
The different characteristics of the capital markets in Hong Kong and the U.S. may negatively affect the trading prices of our ordinary shares and/or ADSs.
We are subject to Hong Kong and Nasdaq listing and regulatory requirements concurrently. The Stock Exchange of Hong Kong and Nasdaq have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of our ordinary shares on the Stock Exchange of Hong Kong and our ADSs on Nasdaq may not be the same, even allowing for currency differences. Fluctuations in the price of our ordinary shares due to circumstances peculiar to the Hong Kong capital markets could materially and adversely affect the price of our ordinary shares and/or ADSs, or vice versa. Certain events having significant negative impact specifically on the Hong Kong capital markets may result in a decline in the trading price of our ADSs notwithstanding that such event may not impact the trading prices of securities listed in Hong Kong generally or to the same extent, or vice versa.
The depositary for the ADSs is entitled to charge holders fees for various services, including annual service fees. Dealings in the ordinary shares registered in our Hong Kong register of members will be subject to Hong Kong stamp duty.
The depositary for the ADSs is entitled to charge holders fees for various services including for the issuance of ADSs upon deposit of ordinary shares, cancellation of ADSs, distributions of cash dividends or other cash distributions, distributions of ADSs pursuant to share dividends or other free share distributions, distributions of securities other than ADSs and annual service fees. In the case of ADSs issued by the depositary into The Depository Trust Company (“DTC”), the fees will be charged by the DTC participant to the account of the applicable beneficial owner in accordance with the procedures and practices of the DTC participant as in effect at the time. Additionally, dealings in the ordinary shares registered in our Hong Kong register of members will be subject to Hong Kong stamp duty.
Exchange between our ordinary shares and our ADSs may adversely affect the liquidity and/or trading price of each other.
Subject to compliance with U.S. securities law and the terms of the deposit agreement, holders of our ordinary shares may deposit such ordinary shares with the depositary in exchange for the issuance of our ADSs. Any holder of ADSs may also withdraw the underlying ordinary shares represented by the ADSs pursuant to the terms of the deposit agreement for trading on the Stock Exchange of Hong Kong. In the event that a substantial number of our ordinary shares are deposited with the depositary in exchange for ADSs or vice versa, the liquidity and trading price of our ordinary shares on the Stock Exchange of Hong Kong and our ADSs on Nasdaq may be adversely affected.

The time required for the exchange between our ordinary shares and ADSs might be longer than expected and investors might not be able to settle or effect any sale of their securities during this period, and the exchange of ordinary shares into ADSs involves costs.
There is no direct trading or settlement between Nasdaq and the Stock Exchange of Hong Kong on which our ADSs and our ordinary shares are respectively traded. In addition, the time differences between Hong Kong and New York and unforeseen market circumstances or other factors may delay the deposit of ordinary shares in exchange of ADSs or the withdrawal of ordinary shares underlying the ADSs. Investors will be prevented from settling or effecting the sale of their securities during such periods of delay. In addition, there is no assurance that any exchange of ADSs into ordinary shares (and vice versa) will be completed in accordance with the timelines investors may anticipate.
Furthermore, the depositary for the ADSs is entitled to charge holders fees for various services including for the issuance of ADSs upon deposit of ordinary shares, cancelation of ADSs, distributions of cash dividends or other cash distributions, distributions of ADSs pursuant to share dividends or other free share distributions, distributions of securities other than ADSs and annual service fees. As a result, Shareholders who exchange ADSs into ordinary shares, and vice versa, may not achieve the level of economic return the Shareholders may anticipate.
There is uncertainty as to whether Hong Kong stamp duty will apply to the trading or conversion of our ADSs.
In connection with our initial public offering of our ordinary shares in Hong Kong, or the Hong Kong IPO, we established a branch register of members in Hong Kong, or the Hong Kong share register. Our ordinary shares that are traded on the Stock Exchange of Hong Kong are registered on the Hong Kong share register, and the trading of these ordinary shares on the Stock Exchange of Hong Kong will be subject to the Hong Kong stamp duty. To facilitate ADS ordinary share conversion and trading between Nasdaq and the Stock Exchange of Hong Kong, we have moved a portion of our issued ordinary shares from our register of members maintained in the Cayman Islands to our Hong Kong share register.
Under the Hong Kong Stamp Duty Ordinance, any person who effects any sale or purchase of Hong Kong stock, defined as stock the transfer of which is required to be registered in Hong Kong, is required to pay Hong Kong stamp duty. The stamp duty is currently set at a total rate of 0.2% of the greater of the consideration for, or the value of, shares transferred, with 0.1% payable by each of the buyer and the seller. To the best of our knowledge, Hong Kong stamp duty has not been levied in practice on the trading or conversion of ADSs of companies that are listed in both the United States and Hong Kong and that have maintained all or a portion of their ordinary shares, including ordinary shares underlying ADSs, in their Hong Kong share registers. However, it is unclear whether, as a matter of Hong Kong law, the trading or conversion of ADSs of these dual-listed companies constitutes a sale or purchase of the underlying Hong Kong-registered ordinary shares that is subject to Hong Kong stamp duty. We advise investors to consult their own tax advisors on this matter. If Hong Kong stamp duty is determined by the competent authority to apply to the trading or conversion of our ADSs, the trading price and the value of your investment in our ADSs and/or ordinary shares may be affected.
General Risk Factors
We are subject to the risks of doing business globally.
Because we operate in China and other countries outside of the United States, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; economic sanctions and export control laws, such as the Export Administration Regulations promulgated by the

United States Department of Commerce; laws and regulations on foreign investment, including the CFIUS regulations in the United States; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy, such as the
COVID-19
outbreak impacting China and elsewhere; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates.
We face risks related to public health crises, including the current ongoing
COVID-19
pandemic, which could have a material adverse effect on our business and results of operations.
Our global operations expose us to risks associated with public health crises, such as epidemics and pandemics, natural catastrophes, such as earthquakes, hurricanes, typhoons, or floods, or other disasters such as fires, explosions and terrorist activity or war that are outside of our control, including government reactions due to such events. Our business operations and those of our suppliers, CROs, contract manufacturing organizations, or CMOs, and other contractors may potentially suffer interruptions caused by any of these events.
In December 2019, a respiratory illness caused by a novel strain of coronavirus, SARS-CoV2, causing the Coronavirus Disease 2019, also known as
COVID-19
or coronavirus emerged. Global health concerns relating to the
COVID-19
pandemic have been weighing on the macroeconomic environment and the pandemic has significantly increased economic volatility and uncertainty. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place
or
stay-at-home
orders, and business shutdowns. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and travel bans and restrictions, quarantines, shelter-in-place
or
stay-at-home
orders and business shutdowns. The continued
COVID-19
pandemic could adversely impact our operations, given the impact it may have on the manufacturing and supply chain, sales and marketing and clinical trial operations of us and our business partners, and the ability to advance our research and development activities and pursue development of any of our pipeline products, each of which could have an adverse impact on our business and our financial results.
For example, due to business interruptions to hospitals and treatment centers in China arising in connection with the outbreak of
COVID-19,
some patients have experienced difficulties in accessing hospital care and, as a result, our commercialization team has had fewer opportunities to reach patients who could benefit from ZEJULA or Optune. In addition, we have experienced delays in the enrollment of patients in our clinical trials due to the outbreak of
COVID-19.
Our commercial partners and licensors also have similarly experienced delays in enrollment of patients to their clinical trials due to the outbreak of
COVID-19
in their respective territories. However, none of our NDA submission and acceptance nor CTA approvals have been materially delayed.
However, as the outbreak of
COVID-19
has largely been contained in China, we believe we have experienced only minimal disruption to our overall commercialization efforts for ZEJULA and Optune and our planned clinical trials since the outbreak. Nevertheless, outbreaks may occur again and may result in similar business interruptions in the future. Additionally, although we have not experienced material supply disruptions due to the outbreak of
COVID-19,
we cannot guarantee that we will not experience supply disruptions in the future due to
COVID-19
or any other pandemic, epidemic or other public health crises, natural catastrophe or other disasters.
There are no comparable recent events that provide guidance as to the effect the
COVID-19
outbreak as a global pandemic may have and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change, and the actual effects will depend on many factors beyond our control. To the extent the outbreak of
COVID-19
results in delays and interruptions to our or our commercial partners’ and licensors’ clinical trials in the future, such delays may result in increased development costs for our products and product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing.

If we or our CROs or CMOs fail to comply with environmental, health and safety laws and regulations of China, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We, our CROs, CMOs or other contractors are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. In addition, our construction projects can only be put into operation after certain regulatory procedures with the relevant administrative authorities in charge of environmental protection, health and safety have been completed. Our development operations primarily occur in China and the United States and involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We are therefore subject to Chinese laws and regulations as well as U.S. laws and regulations concerning the discharge of wastewater, gaseous waste and solid waste during our processes of research and development drugs. We generally contract with third parties for the disposal of these materials and wastes. We may not at all times comply fully with environmental regulations and we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources or insurance coverage. We also could incur significant costs associated with civil, administrative or criminal fines and penalties.
Although we maintain workers’ compensation insurance to cover us for costs and expenses that we may incur due to injuries to our employees resulting from the use of or exposure to hazardous materials, this insurance may not provide adequate coverage against potential liabilities. Furthermore, the Chinese government or the U.S. government may take steps towards the adoption of more stringent environmental regulations. Due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. If there is any unanticipated change in the environmental regulations, we may need to incur substantial capital expenditures to install, replace, upgrade or supplement our facilities and equipment or make operational changes to limit any adverse impact or potential adverse impact on the environment in order to comply with new environmental protection laws and regulations. If such costs become prohibitively expensive, we may be forced to cease certain aspects of our business operations. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage, use or disposal of biological or hazardous materials.
In addition, we may be required to incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
We may be at an increased risk of securities class action litigation.
We may be at an increased risk of securities class action litigation. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant share price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, the market price for our ordinary shares and/or ADSs and trading volume could decline.
The trading market for our ADSs and/or ordinary shares relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. If research analysts do not maintain adequate research coverage or if one or more of the analysts who covers us downgrades our ordinary shares and/or ADSs or publishes inaccurate or unfavorable research about our business, the market price for our ADSs and/or ordinary shares would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for the ADSs and/or ordinary shares to decline significantly.
We may rely on dividends and other distributions on equity paid by our Chinese subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our Chinese subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We are a holding company, and we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our Chinese subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Under Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of its respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, our Chinese subsidiary is required to set aside at least 10% of its accumulated after-tax
profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, our Chinese subsidiary may allocate a portion of its after-tax
profits based on Chinese accounting standards to a discretionary reserve fund.
Our Chinese subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As result, any restriction on currency exchange may limit the ability of our Chinese subsidiaries to use their RMB revenues to pay dividends to us.
In response to the persistent capital outflow in China and RMB’s depreciation against U.S. dollar in the fourth quarter of 2016, the People’s Bank of China, or PBOC, and the SAFE have promulgated a series of capital control measure in early 2017, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments.
The Chinese government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our Chinese subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about our products and the diseases our therapies are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and create uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Further, there is a risk that unmerited or unsupported claims about our products may circulate on social media. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions, or incur other harm to our business, including damage to the reputation of our products or Company.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease all of our facilities. We are headquartered in Shanghai where we have our main administrative and laboratory offices, which is 3,632 square meters in size. The lease for this facility expires in 2023. We also have a 2,475 square meter commercial office for in Shanghai, the lease for which expires in 2022, and a 493 square meter office in Beijing, the lease for which expires in 2022. We have a 445 square meter commercial office in Hong Kong, the leases for which expire in 2022. We lease an administrative office in Guangzhou from a third party. We also have a 2,652 square foot administrative office and an 18,707 square foot laboratory office in the San Francisco Bay area, the leases for which expire in 2021 and 2026, respectively. We also lease corporate offices in Cambridge, Massachusetts. In early 2017, we built a small molecule drug product facility in Suzhou, China, capable of supporting clinical and commercialized production, which is 4,223 square meters. The lease for this facility expires in 2023. In 2018, we built a large molecule facility in Suzhou, China, using GE Healthcare FlexFactory platform technology capable of supporting clinical production of our drug candidates, which is 4,223 square meters. The lease for this facility expires in 2021 and we do not expect difficulties in renewing such lease. The cost to complete the small molecule facility was approximately US$6.7 million and was paid with cash on hand. The construction of the large molecule facility was completed in 2018, which cost approximately US$12.9 million and was financed with cash. We believe our current facilities are sufficient to meet our near-term needs. In 2019, we acquired land use rights of 50,851 square meters in Suzhou for the purpose of constructing and operating the research center and biologics manufacturing facility in Suzhou. The terms of the land use rights are 30 years.
Please refer to “Note 22: Commitments and Contingencies” in the notes to our consolidated financial statements in this Annual Report for further information on our real property leases.
Item 3. Legal Proceedings
We may be, from time to time, subject to claims and suits arising in the ordinary course of business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or on our results of operations. We are not currently a party to, nor is our property the subject of, any actual or threatened material legal or administrative proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ADSs have been listed on the Nasdaq Global Market since September 20, 2017 under the symbol “ZLAB.” Our ordinary shares have been publicly traded on the Stock Exchange of Hong Kong since September 28, 2020 under the stock code “9688.”
Shareholders
As of February 15, 2021, we had approximately 27 holders of record of our ordinary shares and one holder of record of our ADSs. This number does not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name. Because many ordinary shares and ADSs are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.
Dividend Policy
We have never declared or paid dividends on our ordinary shares. We currently expect to retain all future earnings for use in the operation and expansion of our business and do not have any present plan to pay any dividends. The declaration and payment of any dividends in the future will be determined by our board of directors in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition, and contractual restrictions.
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference in the information in “Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of our ordinary shares during the fourth quarter of 2020.
Taxation
The following is a discussion of the material Cayman Islands, People’s Republic of China and U.S. federal income tax considerations that may be relevant to an investment decision by a potential investor with respect to our ADSs. This summary should not be considered a comprehensive description of all the tax considerations that may be relevant to the decisions to acquire ADSs.
Material Cayman Islands Taxation
The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation and there is no taxation in the nature of inheritance tax or estate duty. There are no other taxes likely to be material to us levied by the government of the Cayman Islands except for stamp duties which may be applicable on instruments executed in, or after execution brought within the jurisdiction of the Cayman Islands. The Cayman Islands is not party to any double tax treaties that are applicable to any payments made to or by our company. There are no exchange control regulations or currency restrictions in the Cayman Islands.

Material People’s Republic of China Taxation
We are a holding company incorporated in the Cayman Islands.
Under the EIT Law and its implementation rules, an enterprise established outside of China with a “de facto management body” within China is considered a “resident enterprise,” and will be subject to the EIT on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation issued SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a
PRC-controlled
enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, all offshore enterprises controlled by a PRC enterprise or a PRC enterprise will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China only if all of the following conditions are met:

(i)	the primary location of the day-to-day operational management is in China;

(ii)	decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in China;

(iii)	the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in China; and

(iv)	at least 50% of voting board members or senior executives habitually reside in China.
We believe that none of Zai Lab Limited and its subsidiaries outside of China is a PRC resident enterprise for PRC tax purposes. Zai Lab Limited is not controlled by a PRC enterprise or PRC enterprise group, and we do not believe that Zai Lab Limited meets all of the conditions above. Zai Lab Limited is a company incorporated outside China. As a holding company, some of its key assets are located, and its records (including the resolutions of its board of directors and the resolutions of its shareholders) are maintained, outside China. For the same reasons, we believe our other subsidiaries outside of China are also not PRC resident enterprises. However, the tax resident status of an enterprise is subject to determination by China tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”
If China tax authorities determine that Zai Lab Limited is a PRC resident enterprise for EIT purposes, we may be required to withhold tax at a rate of 10% on dividends we pay to our shareholders, including holders of our ADSs that are non-resident
enterprises. In addition,
non-resident
enterprise shareholders (including our ADS holders) may be subject to a 10% PRC withholding tax on gains realized on the sale or other disposition of ADS or ordinary shares, if such income is treated as sourced from within China. Furthermore, gains derived by our non-PRC
individual shareholders from the sale of our shares and ADSs may be subject to a 20% PRC withholding tax. It is unclear whether our non-PRC
individual shareholders (including our ADS holders) would be subject to any PRC tax (including withholding tax) on dividends received by such non-PRC
individual shareholders in the event we are determined to be a PRC resident enterprise. If any PRC tax were to apply to dividends realized by non-PRC
individuals, it will generally apply at a rate of 20%. China tax liability may be reduced under applicable tax treaties. However, it is unclear whether non-PRC
shareholders of Zai Lab Limited would be able to claim the benefits of any tax treaty between their country of tax residence and China in the event that Zai Lab Limited is treated as a PRC resident enterprise.
See “Part I—Item 1A—Risk Factors—Risks Related to Doing Business in China— If we are classified as a China resident enterprise for Chinese income tax purposes, such classification could result in unfavorable tax consequences to us and our non-Chinese
shareholders or ADS holders.”

Pursuant to the EIT Law and its implementation rules, if a
non-resident
enterprise has not set up an organization or establishment in China, or has set up an organization or establishment but the income derived has no actual connection with such organization or establishment, it will be subject to a withholding tax on its
PRC-sourced
income at a rate of 10%. Pursuant to the Arrangement between China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, the tax rate in respect to dividends paid by a PRC enterprise to a Hong Kong enterprise is reduced to 5% from a standard rate of 10% if the Hong Kong enterprise directly holds at least 25% of China enterprise. Pursuant to the Notice of the State Administration of Taxation on the Issues concerning the Application of the Dividend Clauses of Tax Agreements, or SAT Circular 81, a Hong Kong resident enterprise must meet the following conditions, among others, in order to enjoy the reduced tax rate: (i) it must directly own the required percentage of equity interests and voting rights in China resident enterprise; and (ii) it must have directly owned such percentage in China resident enterprise throughout the 12 months prior to receiving the dividends. Furthermore, the Administrative Measures for
Non-Resident
Taxpayer to Enjoy Treatments under Treaties became effective in January 2020, according to which, where non-resident
enterprises judge by themselves that they meet the conditions for entitlement to reduced tax rate according to tax treaties, they may enjoy such entitlement after reporting required information to competent tax authorities provided that they shall collect and retain relevant documents for future reference and inspections. Accordingly, our subsidiary Zai Lab (Hong Kong) Limited may be able to enjoy the 5% tax rate for the dividends it receives from its PRC incorporated subsidiaries if they satisfy the conditions prescribed under SAT Circular 81 and other relevant tax rules and regulations and complete the necessary government formalities. However, according to SAT Circular 81, if the relevant tax authorities determine our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable tax rate on dividends in the future.
If our Cayman Islands holding company, Zai Lab Limited, is not deemed to be a PRC resident enterprise, holders of our ADSs and ordinary shares who are not PRC residents will not be subject to PRC income tax on dividends distributed by us or gains realized from the sale or other disposition of our shares or ADSs.
Material United States Federal Income Tax Consideration
The following discussion, subject to the limitations set forth below, describes the material U.S. federal income tax consequences for a U.S. Holder (as defined below) of the acquisition, ownership and disposition of ADSs. It is not a comprehensive description of all tax considerations that may be relevant to a particular person’s decision to acquire our ADSs. This discussion is limited to U.S. Holders who hold such ADSs as capital assets (generally, property held for investment). This discussion is based on Internal Revenue Code of 1986, as amended, or the Code, U.S. Treasury Regulations promulgated thereunder and administrative and judicial interpretations thereof, and the income tax treaty between China and the United States, or the
U.S.-PRC
Tax Treaty, each as available and in effect on the date hereof, all of which are subject to change or differing interpretations, possibly with retroactive effect, which could affect the tax consequences described herein. In addition, this summary is based, in part, upon representations made by the depositary to us and assumes that the deposit agreement, and all other related agreements, will be performed in accordance with their terms.
For purposes of this summary, a “U.S. Holder” is a beneficial owner of an ADS that is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;

•	a corporation (or any other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States or any state thereof, or the District of Columbia;

•	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

•
a trust if (i) it has a valid election in effect to be treated as a U.S. person for U.S. federal income tax purposes or (ii) a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions.

Except as explicitly set forth below, this summary does not address all aspects of U.S. federal income taxation that may be applicable to U.S. Holders subject to special rules, including:

•	banks or other financial institutions;

•	insurance companies;

•	real estate investment trusts;

•	regulated investment companies;

•	grantor trusts;

•	tax-exempt organizations;

•	persons holding ADSs through a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) or S corporation;

•	dealers or traders in securities, commodities or currencies;

•	persons whose functional currency is not the U.S. dollar;

•	certain former citizens and former long-term residents of the United States;

•	persons holding ADSs as part of a position in a straddle or as part of a hedging, conversion or integrated transaction for U.S. federal income tax purposes; or

•	direct, indirect or constructive owners of 10% or more of our total combined voting power or value.
In addition, this summary does not address the 3.8% Medicare contribution tax imposed on certain net investment income, the U.S. federal estate and gift tax or the alternative minimum tax consequences of the acquisition, ownership, and disposition of ADSs. We have not received nor do we expect to seek a ruling from the U.S. Internal Revenue Service, or the IRS, regarding any matter discussed herein. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of those set forth below. Moreover, on December 22, 2017, the Tax Act which significantly revise the Code. In addition, the Code has recently been amended by the Coronavirus Aid, Relief, and Economic Security Act. Because regulations and other official interpretations have not yet been issued with respect to some of these changes, their impact on holders of our ADSs may be uncertain and could be adverse. Each prospective investor should consult its own tax advisors with respect to the U.S. federal, state, local and
non-U.S.
tax consequences of acquiring, owning and disposing of ADSs.
If an entity or arrangement treated as a partnership for U.S. federal income tax purposes holds ADSs, the tax treatment of the partnership and a partner in such partnership generally will depend on the status of the partner and the activities of the partnership. Such partner or partnership should consult its own tax advisors as to the U.S. federal income tax consequences of acquiring, owning and disposing of ADSs.
PROSPECTIVE INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS WITH REGARD TO THE PARTICULAR TAX CONSEQUENCES APPLICABLE TO THEIR SITUATIONS AS WELL AS THE APPLICATION OF ANY U.S. FEDERAL, STATE, LOCAL,
NON-U.S.
OR OTHER TAX LAWS, INCLUDING GIFT AND ESTATE TAX LAWS.
ADSs
A U.S. Holder of ADSs will generally be treated, for U.S. federal income tax purposes, as the owner of the underlying ordinary shares that such ADSs represent. Accordingly, no gain or loss will be recognized if a U.S. Holder exchanges ADSs for the underlying shares represented by those ADSs.
The U.S. Treasury has expressed concern that parties to whom ADSs are released before shares are delivered to the depositary or intermediaries in the chain of ownership between holders and the issuer of the security underlying the ADSs, may be taking actions that are inconsistent with the claiming of foreign tax credits by U.S. Holders of ADSs. These actions would also be inconsistent with the claiming of the reduced rate of tax, described below, applicable to dividends received by certain non-corporate
U.S. Holders. Accordingly, the creditability of
non-U.S.
withholding taxes (if any), and the availability of the reduced tax rate for dividends received by certain non-corporate
U.S. Holders, each described below, could be affected by actions taken by such parties or intermediaries.
Taxation of Dividends
We do not currently anticipate paying any distributions on our ADSs in the foreseeable future. However, subject to the discussion below in “—Passive Foreign Investment Company Considerations,” to the extent there are any distributions made with respect to our ADSs, the gross amount of any distribution on the ADSs (including withheld taxes, if any) made out of our current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) will generally be taxable to a U.S. Holder as ordinary dividend income on the date such distribution is actually or constructively received. Distributions in excess of our current and accumulated earnings and profits will be treated as a non-taxable
return of capital to the extent of the U.S. Holder’s adjusted tax basis in the ADSs and thereafter as capital gain. However, because we do not maintain calculations of our earnings and profits in accordance with U.S. federal income tax accounting principles, U.S. Holders should expect to treat distributions paid with respect to the ADSs as dividends. Dividends paid to corporate U.S. Holders generally will not qualify for the dividends received deduction that may otherwise be allowed under the Code. This discussion assumes that distributions on the ADSs, if any, will be paid in U.S. dollars.
Dividends paid to a
non-corporate
U.S. Holder by a “qualified foreign corporation” may be subject to reduced rates of U.S. federal income taxation if certain holding period and other requirements are met. A qualified foreign corporation generally includes a foreign corporation (other than a PFIC) if (1) its ordinary shares (or ADSs backed by ordinary shares) are readily tradable on an established securities market in the United States or (2) it is eligible for benefits under a comprehensive U.S. income tax treaty that includes an exchange of information program and which the U.S. Treasury Department has determined is satisfactory for these purposes.
Our ADSs are listed on the Nasdaq Global Market, which is an established securities market in the United States. IRS guidance indicates that the ADSs will be readily tradable for these purposes.
The United States does not have a comprehensive income tax treaty with the Cayman Islands. However, in the event that we were deemed to be a PRC resident enterprise under the EIT Law (see “—Material People’s Republic of China Taxation” above), although no assurance can be given, we might be considered eligible for the benefits of the
U.S.-PRC
Tax Treaty, and if we were eligible for such benefits, dividends paid on the ADSs, regardless of whether the ADSs are readily tradable on an established securities market in the United States, would be eligible for the reduced rates of U.S. federal income taxation, subject to applicable limitations. U.S. Holders should consult their own tax advisors regarding the availability of the reduced tax rates on dividends in light of their particular circumstances.
Non-corporate
U.S. Holders will not be eligible for reduced rates of U.S. federal income taxation on any dividends received from us if we are a PFIC in the taxable year in which such dividends are paid or in the preceding taxable year.
In the event that we were deemed to be a PRC resident enterprise under the EIT Law (see “—Material People’s Republic of China Taxation” above), ADS holders might be subject to PRC withholding taxes on dividends paid with respect to ADSs. In that case, subject to certain conditions and limitations, such PRC withholding tax may be treated as a foreign tax eligible for credit against a U.S. Holder’s U.S. federal income tax liability under the U.S. foreign tax credit rules. For purposes of calculating the U.S. foreign tax credit, dividends paid on the ADSs will be treated as income from sources outside the United States and will generally constitute passive category income. If a U.S. Holder is eligible for
U.S.-PRC
Tax Treaty benefits, any PRC taxes on dividends will not be creditable against such U.S. Holder’s U.S. federal income tax liability to the extent such tax is withheld at a rate exceeding the applicable
U.S.-PRC
Tax Treaty rate. An eligible U.S. Holder who does not elect to claim a foreign tax credit for PRC tax withheld may instead be eligible to claim a deduction, for U.S. federal income tax purposes, in respect of such withholding but only for the year in which such U.S. Holder elects to do so for all creditable foreign income taxes. The U.S. foreign tax credit rules are complex. U.S. Holders should consult their own tax advisors regarding the foreign tax credit or deduction rules in light of their particular circumstances.
Taxation of Capital Gains
Subject to the discussion below in “—Passive Foreign Investment Company Considerations” below, upon the sale, exchange, or other taxable disposition of ADSs, a U.S. Holder generally will recognize gain or loss on the taxable sale or exchange in an amount equal to the difference between the amount realized on such sale or exchange and the U.S. Holder’s adjusted tax basis in the ADSs. The initial tax basis of ADSs to a U.S. Holder will generally be the U.S. Holder’s U.S. dollar purchase price for the ADS.
Subject to the discussion below in “—Passive Foreign Investment Company Considerations” below, such gain or loss will be capital gain or loss. Under current law, capital gains of non-corporate
U.S. Holders derived with respect to capital assets held for more than one year are generally eligible for reduced rates of taxation. The deductibility of capital losses is subject to limitations. Capital gain or loss, if any, recognized by a U.S. Holder generally will be treated as U.S. source income or loss for U.S. foreign tax credit purposes. U.S. Holders are encouraged to consult their own tax advisors regarding the availability of the U.S. foreign tax credit in consideration of their particular circumstances.
If we were treated as a PRC resident enterprise for EIT Law purposes and PRC tax were imposed on any gain (see “—Material People’s Republic of China Taxation” above), and if a U.S. Holder is eligible for the benefits of the
U.S.-PRC
Tax Treaty, the holder may be able to treat such gain as PRC source gain under the treaty for U.S. foreign tax credit purposes. A U.S. Holder will be eligible for
U.S.-PRC
Tax Treaty benefits if (for purposes of the treaty) such holder is a resident of the United States and satisfies the other requirements specified in the
U.S.-PRC
Tax Treaty. Because the determination of treaty benefit eligibility is fact-intensive and depends upon a holder’s particular circumstances, U.S. Holders should consult their tax advisors regarding
U.S.-PRC
Tax Treaty benefit eligibility. U.S. Holders are also encouraged to consult their own tax advisors regarding the tax consequences in the event PRC tax were to be imposed on a disposition of ADSs, including the availability of the U.S. foreign tax credit and the ability and whether to treat any gain as PRC source gain for the purposes of the U.S. foreign tax credit in consideration of their particular circumstances.
Passive Foreign Investment Company Considerations
Status as a PFIC
The rules governing PFICs can have adverse tax effects on U.S. Holders. We generally will be classified as a PFIC for U.S. federal income tax purposes if, for any taxable year, either: (1) 75% or more of our gross income consists of certain types of passive income (the Income Test), or (2) the average value (determined on a quarterly basis), of our assets that produce, or are held for the production of, passive income (including cash) is 50% or more of the value of all of our assets (the Asset Test).
Passive income generally includes dividends, interest, rents and royalties (other than certain rents and royalties derived in the active conduct of a trade or business), annuities and gains from assets that produce passive income. If a
non-U.S.
corporation owns at least 25% by value of the stock of another corporation, the
non-U.S.
corporation is treated for purposes of the PFIC tests as owning its proportionate share of the assets of the other corporation and as receiving directly its proportionate share of the other corporation’s income.
Whether we are a PFIC for any taxable year is a factual determination that can be made only after the end of each taxable year and which depends on the composition of our income and the composition and value of our assets for the relevant taxable year. The fair market value of our assets for purposes of the PFIC rules (including goodwill) may be determined in large part by reference to the quarterly market price of our ADSs, which is likely to fluctuate significantly. In addition, the composition of our income and assets will be affected by how, and how quickly, we use the cash in our business, including any cash that is raised in a financing transaction.
We do not expect that the Company and its subsidiaries will be treated as PFICs for the current taxable year. However, because we hold a substantial amount of passive assets, including cash, and because the value of our assets (including goodwill) may be determined by reference to the market value of our ADSs, which may be especially volatile due to the early stage of our drug candidates, we cannot give any assurance that we will not be a PFIC for the current or any future taxable year.
If we are a PFIC in any taxable year with respect to which a U.S. Holder owns ADSs, we generally will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding taxable years, regardless of whether we continue to meet the tests described above, unless we cease to be a PFIC and (i) the U.S. Holder makes the “deemed sale election” described below, (ii) the U.S. Holder has a valid mark-to-market
election in effect as described below, or (iii) the U.S. Holder makes a QEF election with respect to all taxable years in which we are a PFIC during such U.S. Holder’s holding period or makes a purging election to cause a deemed sale of the PFIC shares at their fair market value in connection with a QEF election (as discussed below). If a U.S. Holder makes a deemed sale election, such U.S. Holder will be deemed to have sold the shares held by such U.S. Holder at their fair market value, and any gain from such deemed sale would be subject to the rules described below. After the deemed sale election, so long as we do not become a PFIC in a subsequent taxable year, a U.S. Holder’s ADSs subject to such election will not be treated as shares in a PFIC, and the rules described below with respect to any “excess distributions” or any gain from an actual sale or other disposition of the ADSs will not apply. Prospective investors should consult their own tax advisors regarding our PFIC status for the current or any future taxable years.
U.S. Federal Income Tax Treatment of a Shareholder of a PFIC
If we are a PFIC for any taxable year during which a U.S. Holder owns ADSs, the U.S. Holder, absent the elections listed above, generally will be subject to adverse rules (regardless of whether we continue to be a PFIC) with respect to (1) any “excess distributions” (generally, any distributions received by the U.S. Holder on its ADSs in a taxable year that are greater than 125% of the average annual distributions received by the U.S. Holder in the three preceding taxable years or, if shorter, the U.S. Holder’s holding period for its ADSs) and (2) any gain realized on the sale or other disposition, including in certain circumstances a pledge, of its ADSs.
Under these adverse rules (a) the excess distribution or gain will be allocated ratably over the U.S. Holder’s holding period, (b) the amount allocated to the current taxable year and any taxable year prior to the first taxable year in which we are a PFIC will be taxed as ordinary income and (c) the amount allocated to each other taxable year during the U.S. Holder’s holding period in which we were a PFIC (i) will be subject to tax at the highest rate of tax in effect for the applicable category of taxpayer for that year and (ii) will be subject to an interest charge at a statutory rate with respect to the resulting tax attributable to each such other taxable year.
Non-corporate
U.S. Holders will not be eligible for reduced rates of U.S. federal income taxation on any dividends received from us if we were a PFIC in the taxable year in which such dividends are paid or in the preceding taxable year.
If we are a PFIC, a U.S. Holder will generally be treated as owning a proportionate amount (by value) of stock or shares owned by us in any direct or indirect subsidiaries that are also PFICs, or Lower-tier PFICs, and will be subject to similar adverse rules with respect to any distributions we receive from, and dispositions we make of, the stock or shares of such subsidiaries. U.S. Holders are urged to consult their tax advisors about the application of the PFIC rules to any of our subsidiaries.
PFIC
“Mark-to-Market”
Election
In certain circumstances if we are a PFIC for any taxable year, a U.S. Holder can be subject to rules different from those described above by making a mark-to-market
election with respect to its ADSs, provided

that the ADSs are “marketable.” ADSs will be marketable if they are “regularly traded” on a “qualified exchange” or other market within the meaning of applicable U.S. Treasury Regulations. ADSs will be treated as “regularly traded” in any calendar year in which more than a de minimis quantity of the ADSs are traded on a qualified exchange on at least 15 days during each calendar quarter. A “qualified exchange” includes a national securities exchange that is registered with the SEC.
Under current law, the
mark-to-market
election may be available to U.S. Holders of ADSs if the ADSs are listed on the Nasdaq Global Market (which constitutes a qualified exchange) and such ADSs are “regularly traded” for purposes of the mark-to-market
election (for which no assurance can be given).
A U.S. Holder that makes a
mark-to-market
election must include in gross income, as ordinary income, for each taxable year that we are a PFIC an amount equal to the excess, if any, of the fair market value of the U.S. Holder’s ADSs at the close of the taxable year over the U.S. Holder’s adjusted tax basis in its ADSs. Accordingly, such mark-to-market
election may accelerate the recognition of income without a corresponding receipt of cash. An electing U.S. Holder may also claim an ordinary loss deduction for the excess, if any, of the U.S. Holder’s adjusted tax basis in its ADSs over the fair market value of its ADSs at the close of the taxable year, but this deduction is allowable only to the extent of any net mark-to-market
gains previously included in income. The adjusted tax basis of a U.S. Holder’s ADSs will be adjusted to reflect amounts included in gross income or allowed as a deduction because of such mark-to-market
election. If a U.S. Holder makes an effective
mark-to-market
election, gains from an actual sale or other disposition of ADSs in a year in which we are a PFIC will be treated as ordinary income, and any losses incurred on a sale or other disposition of ADSs will be treated as ordinary losses to the extent of any net mark-to-market
gains previously included in income.
If we are a PFIC for any taxable year in which a U.S. Holder owns ADSs but before a mark-to-market
election is made, the adverse PFIC rules described above will apply to any mark-to-market
gain recognized in the year the election is made. Otherwise, a mark-to-market
election will be effective for the taxable year for which the election is made and all subsequent taxable years unless the ADSs are no longer regularly traded on a qualified exchange or the IRS consents to the revocation of the election.
A
mark-to-market
election is not permitted for the shares of any of our subsidiaries that are also classified as PFICs (unless the shares of such subsidiaries are themselves marketable). Prospective investors should consult their own tax advisors regarding the availability of, and the procedure for making, a mark-to-market
election, and whether making the election would be advisable, including in light of their particular circumstances.
PFIC “QEF” Election
Alternatively, if we provide the necessary information, a U.S. Holder can be subject to rules different from those described above by electing to treat us (and each Lower-tier PFIC, if any) as a “qualified electing fund” or QEF under Section 1295 of the Code in the first taxable year that we (and each Lower-tier PFIC) are treated as a PFIC with respect to the U.S. Holder. A U.S. Holder must make the QEF election for each PFIC by attaching a separate properly completed IRS Form 8621 for each PFIC to the U.S. Holder’s timely filed U.S. federal income tax return.
In any year in which we determine that we are a PFIC, we will provide the information necessary for a U.S. Holder to make a QEF election with respect to us upon the request of a U.S. Holder and will endeavor to cause each Lower-tier PFIC that we control to provide such information with respect to such Lower-tier PFIC. However, there can be no assurance that we will be able to cause any Lower-tier PFIC we do not control to provide such information. We may elect to provide the information necessary to make such QEF elections on our website.
If you make a QEF election with respect to a PFIC, you will be taxed currently on your pro rata share of the PFIC’s ordinary earnings and net capital gain (at ordinary income and capital gain rates, respectively) for each taxable year that the entity is classified as a PFIC, even if no distributions were received. If a U.S. Holder makes a QEF election with respect to us, any distributions paid by us out of our earnings and profits that were previously included in the U.S. Holder’s income under the QEF election would not be taxable to the U.S. Holder. A U.S. Holder will increase its tax basis in its ADSs by an amount equal to any income included under the QEF election and will decrease its tax basis by any amount distributed on the ADSs that is not included in the U.S. Holder’s income. In addition, a U.S. Holder will recognize capital gain or loss on the disposition of ADSs in an amount equal to the difference between the amount realized and the U.S. Holder’s adjusted tax basis in the ADSs, as determined in U.S. dollars. Once made, a QEF election remains in effect unless invalidated or terminated by the IRS or revoked by the U.S. Holder. A QEF election can be revoked only with the consent of the IRS. A U.S. Holder will not be currently taxed on the ordinary income and net capital gain of a PFIC with respect to which a QEF election was made for any taxable year of the
non-U.S.
corporation for which such corporation does not satisfy the PFIC Income Test or Asset Test.
U.S. Holders should note that if they make QEF elections with respect to us and any Lower-tier PFIC, they may be required to pay U.S. federal income tax with respect to their ADSs for any taxable year significantly in excess of any cash distributions received on the ADSs for such taxable year. U.S. Holders should consult their tax advisers regarding the advisability of, and procedure for, making QEF elections in their particular circumstances.
PFIC Information Reporting Requirements
If we are a PFIC in any year with respect to a U.S. Holder, such U.S. Holder will be required to file an annual information return on IRS Form 8621 regarding distributions received on, and any gain realized on the disposition of, our ADSs, and certain U.S. Holders will be required to file an annual information return (also on IRS Form 8621) relating to their ownership of our ADSs.
THE U.S. FEDERAL INCOME TAX RULES RELATING TO PFICS ARE COMPLEX. PROSPECTIVE INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE OPERATION OF THE PFIC RULES AND RELATED REPORTING REQUIREMENTS IN LIGHT OF THEIR PARTICULAR CIRCUMSTANCES, INCLUDING THE ADVISABILITY OF MAKING ANY ELECTION THAT MAY BE AVAILABLE.
U.S. Backup Withholding and Information Reporting
Backup withholding and information reporting requirements may apply to distributions on, and proceeds from the sale or disposition of, ADSs that are held by U.S. Holders. The payor may be required to withhold U.S. backup withholding tax on payments made with respect to the ADSs to a U.S. Holder, other than an exempt recipient, if the U.S. Holder fails to furnish its correct taxpayer identification number or otherwise fails to comply with, or establish an exemption from, the backup withholding requirements. Backup withholding is not an additional tax. Amounts withheld as backup withholding may be credited against a U.S. Holder’s U.S. federal income tax liability (if any) or refunded provided the required information is furnished to the IRS in a timely manner.
Certain U.S. Holders of specified foreign financial assets with an aggregate value in excess of the applicable dollar threshold are required to report information relating to their holding of ADSs, subject to certain exceptions (including an exception for shares held in accounts maintained by certain financial institutions) with their tax return for each year in which they hold ADSs. U.S. Holders should consult their own tax advisors regarding the information reporting obligations that may arise from their acquisition, ownership or disposition of ADSs.
THE ABOVE DISCUSSION DOES NOT COVER ALL TAX MATTERS THAT MAY BE OF IMPORTANCE TO A PARTICULAR INVESTOR. PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE TAX CONSEQUENCES OF AN INVESTMENT IN THE ADSs.

Item 6. Selected Consolidated Financial Data

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and restricted cash	$442,859	$76,442	$62,952	$229,600	$83,949
Short-term investments (1)	$744,676	$200,000	$200,350	$—	$—
Total assets	$1,297,638	$355,153	$301,987	$249,634	$88,907
Total mezzanine equity and shareholders’ equity	$1,169,345	$294,660	$251,081	$235,171	$(82,956)
Total current liabilities	$98,043	$46,635	$48,842	$12,069	$5,173
Total non-current liabilities	$30,250	$13,858	$2,064	$2,394	$778
(1) The short-term investment primarily comprises of the time deposits with original maturities between three months and one year.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$48,958	$12,985	$129	$—	$—
Expenses:
Cost of sales	(16,736)	(3,749)	(43)	—	—
Research and development	(222,711)	(142,221)	(120,278)	(39,342)	(32,149)
Selling, general and administrative	(111,312)	(70,211)	(21,576)	(12,049)	(6,380)

Loss from operations	$(301,801)	$(203,196)	$(141,768)	$(51,391)	$(38,529)
Interest income	5,120	8,232	3,261	527	403
Interest expenses	(181)	(293)	(40)	—	—
Changes in fair value of warrants	—	—	—	200	(1,920)
Other income, net	29,076	938	59	530	2,534

Loss before income tax and share of loss from equity method investment	$(267,786)	$(194,319)	$(138,488)	$(50,134)	$(37,512)
Income tax expense	—	—	—	—	—
Share of loss from equity method investment	(1,119)	(752)	(587)	(250)	—

Net loss	$(268,905)	$(195,071)	$(139,075)	$(50,384)	$(37,512)
Weighted-average shares used in calculating net loss per ordinary share, basic and diluted (1)	77,667,743	64,369,490	52,609,810	21,752,757	9,439,028
Loss per share, basic and diluted (1)	(3.46)	(3.03)	(2.64)	(2.32)	(3.97)
(1)   See Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form
10-K
for a description of the method used to calculate basic and diluted net loss per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with “Part II—Item 6—Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report, including those set forth under “Part I—Item 1A—Risk Factors” and under “Forward-Looking Statements and Market Data” in this Annual Report.

A.	Operating Results.
Overview
We are a commercial stage, biopharmaceutical company with a substantial presence in both Greater China and the United States. We are developing and commercializing innovative products that target medical conditions with unmet needs affecting patients in China and worldwide, particularly in the areas of oncology, autoimmune disorders, and infectious diseases. As described in “Part I—Item 1—Business,” we currently have two commercialized products that have received marketing approval and eleven programs in late-stage product development. Refer to “Part I—Item 1—“Business” for a summary of our clinical programs.
Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. Developing high quality product candidates requires a significant investment related to our research and development activities over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. Our ability to generate profits and to generate positive cash flow from operations over the next several years depends upon our ability to successfully market our current two commercial products ZEJULA and Optune and our other product candidates that we are able to successfully commercialize. We expect to continue to incur substantial expenses related to our research and development activities. In particular, our licensing and collaboration agreements require us to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones as well as tiered royalties based on the net sales of the licensed products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our consolidated financial statements and totaled $59.2 million, $58.7 million and $108.2 million for the years ended December 31, 2018, 2019 and 2020, respectively. Accordingly, we expect to incur substantial costs related to the commercialization of our product candidates.
Furthermore, as we pursue our strategy of growth and development, we anticipate that our financial results will fluctuate from quarter to quarter based upon the balance between the successful marketing of our commercial products and our significant research and development expenses. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
Recent Business Developments
In January 2021, we entered into an exclusive development and commercialization agreement with argenx, a global immunology company, for efgartigimod in Greater China. Pursuant to the terms of the agreement, we have agreed to fund and undertake all clinical development and regulatory submissions in the territories, and plan to launch and commercialize both products once approved. argenx received a $75.0 million upfront payment in the form of 568,182 newly issued Zai Lab shares calculated at a price of $132.00 per share, and will receive $75.0 million as a guaranteed non-creditable, non-refundable development cost-sharing payment, and an additional $25.0 million milestone payment upon approval of efgartigimod in the United States. argenx is also eligible to receive tiered royalties
(mid-teen
to
low-twenties
on a percentage basis) based on annual net sales of

efgartigimod in the licensed territories. In addition, in January 2021, we entered into an exclusive development and commercialization agreement with Turning Point for
TPX-0022,
its MET, SRC and CSF1R inhibitor, in Greater China. Turning Point received a $25.0 million upfront payment, and will receive with up to approximately $336.0 million in potential development, regulatory and sales-based milestone payments. Turning Point will also be eligible to receive mid-teen-
to
low-twenty-percent
royalties based on annual net sales of
TPX-0022
in the licensed territories.
Basis of Presentation
Our consolidated statement of operations data for the years ended December 31, 2018, 2019 and 2020 and our consolidated statement of financial position data as of December 31, 2019 and 2020 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. Our consolidated financial statements appearing elsewhere in this Annual Report have been prepared in accordance with U.S. GAAP.
Factors Affecting our Results of Operations
Innovation Platform
Research and Development Expenses
We believe our ability to successfully develop product candidates will be the primary factor affecting our long-term competitiveness, as well as our future growth and development. Developing high quality product candidates requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. As a result of this commitment, our pipeline of product candidates has been steadily advancing and expanding, with eleven late-stage clinical product candidates being investigated. For more information on the nature of the efforts and steps necessary to develop our product candidates, see “Business” and “Government Regulation.”
To date, we have financed our activities primarily through private placements, our initial public offering in September 2017, multiple follow-on
offerings and a secondary listing on the Stock Exchange of Hong Kong. Through December 31, 2020, we have raised approximately $164.6 million in private equity financing and approximately $1,644.6 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering, our subsequent follow-on
offerings, and our secondary listing. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $97.5 million, $191.0 million and $216.1 million, for the years ended December 31, 2018, 2019 and 2020, respectively. We expect our expenditures to increase significantly in connection with our ongoing activities, particularly as we advance the clinical development of our eleven late-stage clinical product candidates and continue research and development of our pre-clinical-stage
product candidates and initiate additional clinical trials of, and seek regulatory approval for, these and other future product candidates. These expenditures include:

•	expenses incurred for payments to CROs, investigators and clinical trial sites that conduct our clinical studies;

•	employee compensation related expenses, including salaries, benefits and equity compensation expense;

•	expenses for licensors;

•	the cost of acquiring, developing and manufacturing clinical study materials;

•	facilities, depreciation and other expenses, which include office leases and other overhead expenses;

•	costs associated with pre-clinical activities and regulatory operations;

•	expenses associated with the construction and maintenance of our manufacturing facilities; and

•	costs associated with operating as a public company.
For more information on the research and development expenses incurred for the development of our product candidates, see “Key Components of Results of Operations—Research and Development Expenses.”
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of personnel compensation and related costs, including share-based compensation for commercial and administrative personnel. Other selling, general and administrative expenses include product distribution and promotion costs, professional service fees for legal, intellectual property, consulting, auditing and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in selling, general and administrative activities. We anticipate that our selling, general and administrative expenses will increase in future periods to support increases in our commercial and research and development activities and as we continue to commercialize, develop, and manufacture our products and assets. These increases will likely include increased headcount, increased share compensation charges, increased product distribution and promotion costs, expanded infrastructure and increased costs for insurance. We also incur increased legal, compliance, accounting and investor and public relations expenses associated with being a public company.
Our Ability to Commercialize Our Product Candidates
All of our product candidates are still in development in China (including, with respect to ZEJULA, for indications not yet approved in China). As of December 31, 2020, ten of our product candidates are in clinical development and various others are in pre-clinical
development in China. Our ability to generate revenue from our product candidates is dependent on their receipt of regulatory approval for and successful commercialization of such products, which may never occur. Certain of our product candidates may require additional pre-clinical
and/or clinical development, regulatory approval in multiple jurisdictions, manufacturing supply, substantial investment and significant marketing efforts before we generate any revenue from product sales.
Our License Arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration and development agreements. We are required to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones for the relevant product under these agreements as well as tiered royalties based on the net sales of the licensed products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our consolidated financial statements and totaled $59.2 million, $58.7 million and $108.2 million for the years ended December 31, 2018, 2019 and 2020, respectively.
Key Components of Results of Operations
Taxation
Cayman Islands
Zai Lab Limited is incorporated in the Cayman Islands. The Cayman Islands currently levies no taxes on profits, income, gains or appreciation earned by individuals or corporations. In addition, our payment of dividends, if any, is not subject to withholding tax in the Cayman Islands. For more information, see “Taxation—Material Cayman Islands Taxation.”

People’s Republic of China
Our subsidiaries incorporated in China are governed by the EIT Law and regulations. Under the EIT Law, the standard EIT rate is 25% on taxable profits as reduced by available tax losses. Tax losses may be carried forward to offset any taxable profits for up to following five years. For more information, see “Taxation—Material People’s Republic of China Taxation.”
Hong Kong
Our subsidiaries incorporated in Hong Kong are subject to
two-tiered
tax rates for the years ended December 31, 2020, 2019 and 2018 on assessable profits earned in Hong Kong where the profits tax rate for the first HK$2 million of assessable profits is subject to profits tax rate of 8.25% and the assessable profits above HK$2 million is subject to profits tax rate of 16.5%. Our subsidiaries incorporated in Hong Kong did not have assessable profit for the years ended December 31, 2020, 2019 and 2018.
Results of Operations
The following table sets forth a summary of our consolidated results of operations for the periods indicated. This information should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

(in thousands, except share and per share data)	Year ended December 31,
	2020	2019	2018
Comprehensive Loss Data:
Revenue	$48,958	$12,985	$129
Expenses:
Cost of sales	(16,736)	(3,749)	(43)
Research and development	(222,711)	(142,221)	(120,278)
Selling, general and administrative	(111,312)	(70,211)	(21,576)

Loss from operations	$(301,801)	$(203,196)	$(141,768)
Interest income	5,120	8,232	3,261
Interest expenses	(181)	(293)	(40)
Other income, net	29,076	938	59

Loss before income tax and share of loss from equity method investment	$(267,786)	$(194,319)	$(138,488)
Income tax expense	—	—	—
Share of loss from equity method investment	(1,119)	(752)	(587)

Net loss attributable to ordinary shareholders	$(268,905)	$(195,071)	$(139,075)
Weighted-average shares used in calculating net loss per ordinary share, basic and diluted	77,667,743	64,369,490	52,609,810
Net loss per share, basic and diluted	$(3.46)	$(3.03)	$(2.64)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue
Our revenue is primarily derived from the sale of ZEJULA and Optune in China and Hong Kong. The following table disaggregates net revenue by product for the years ended December 31, 2020 and December 31, 2019:

(in thousands)	Year ended December 31,
	2020	%	2019	%
ZEJULA	$32,138	65.7	$6,625	51.0
Optune	16,418	33.5	6,360	49.0
Others	402	0.8	—	0.0

Total product revenue—Net	$48,958	100.0	$12,985	100.0

Research and Development Expenses
The following table sets forth the components of our research and development expenses for the years indicated.

(in thousands)	Year ended December 31,
	2020	%	2019	%
Research and development expenses:
Personnel compensation and related costs	$40,257	18.1	$30,820	21.6
Licensing fees	108,169	48.6	58,682	41.3
Payment to CROs/CMOs/Investigators	53,275	23.9	36,814	25.9
Other costs	21,010	9.4	15,905	11.2

Total	$222,711	100.0	$142,221	100.0

Research and development expenses increased by $80.5 million to $222.7 million for year ended December 31, 2020 from $142.2 million for year ended December 31, 2019. The increase in research and development expenses included the following:

•
$9.4 million for increased personnel compensation and related costs which was primarily attributable to increased employee compensation costs, due to hiring of more personnel during the year ended December 31, 2020 and the grants of new share options and vesting of restricted shares to certain employees;

•	$49.5 million for increased licensing fees in connection with the upfront and milestone fee paid for licensing agreement;

•	$16.5 million for increased payment to CROs/CMOs/Investigators in fiscal year 2020 as we advanced our drug candidate pipeline; and

•	$5.1 million for increased lab consumables and professional service expenses.

The following table summarizes our research and development expenses by program for the years ended December 31, 2020 and 2019, respectively:

(in thousands)	Year ended December 31,
	2020	%	2019	%
Research and development expenses:
Clinical programs	$160,674	72.1	$96,442	67.8
Pre-clinical programs	10,598	4.8	8,268	5.8
Unallocated research and development expenses	51,439	23.1	37,511	26.4

Total	$222,711	100.0	$142,221	100.0

During the year ended December 31, 2020, 72.1% and 4.8% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. During the year ended December 31, 2019, 67.8% and 5.8% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively.
ZL-1307,
ZL-2308,
ZL-2310
and ZEJULA represented approximately 19%, 15%, 11%, 7% of our external research and development expense, which includes licensing fees and payment to CROs, CMOs and investigators, respectively, for the year ended December 31, 2020. No other programs represented a significant amount of research and development expense for the years ended December 31, 2020. ZEJULA,
ZL-2401,
ZL-1306
and
ZL-2307
presented approximately 17%, 7%, 17% and 25% of our external research and development expense, which includes licensing fees and payment to CROs, CMOs and investigators, for the year ended December 31, 2019. Though we manage our external research and development expenses by program we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any time.
Selling, General and Administrative Expenses
The following table sets forth the components of our selling, general and administrative expenses for the years indicated.

(in thousands)	Year ended December 31,
	2020	%	2019	%
Selling, General and Administrative Expenses:
Personnel compensation and related costs	$63,010	56.6	$43,572	62.1
Professional service fees	12,751	11.5	2,887	4.1
Other costs	35,551	31.9	23,752	33.8

Total	$111,312	100.0	$70,211	100.0

Selling, general and administrative expenses increased by $41.1 million to $111.3 million for year ended December 31, 2020 from $70.2 million for year ended December 31, 2019. The increase in general and administrative expenses included the following:

•
$19.4 million for increased personnel compensation and related costs which was primarily attributable to increased commercial and administrative personnel costs, due to hiring of more personnel during year ended December 31, 2020 and the grants of new share options and vesting of restricted shares to certain employees;

•
$9.9 million for increased professional service fee, mainly attributable to our increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and in connection with sales of ZEJULA and Optune in China after our commercial launch of these two commercialized products; and

•	$11.8 million for increased other costs, mainly including selling, rental, and administrative expenses primary attributable to the commercial operation in Hong Kong and PRC.
Interest Income
Interest income decreased by $3.1 million for year ended December 31, 2020 primary due to the decrease interest rate for short-term investments in 2020.
Interest Expenses
Interest expenses decreased by $0.1 million for year ended December 31, 2020 primary attributable to less short-term borrowings balance in 2020.
Share of loss from equity method investment
In June 2017, we entered into an agreement with three third-parties to launch JING Medicine Technology (Shanghai) Ltd., or JING, an entity that will provide services for drug discovery and development, consultation and transfer of pharmaceutical technology. We account for our investment using the equity method of accounting because we do not control the investee but have the ability to exercise significant influence over the operating and financial policies of the investee. An investment loss of $1.1 million and $0.8 million related to this investment was recorded for the year ended December 31, 2020 and 2019, respectively.
Other Income, net
Other income, net increased by $28.1 million for year ended December 31, 2020 primarily as a result of an increase in governmental subsidies and foreign exchange gain.
Net Loss Attributable to Ordinary Shareholders
As a result of the foregoing, we had net loss attributable to ordinary shareholders of $268.9 million for the year ended December 31, 2020 compared to net loss attributable to ordinary shareholders of $195.1 million for the year ended December 31, 2019.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Research and Development Expenses
The following table sets forth the components of our research and development expenses for the years indicated.

(in thousands)	Year ended December 31,
	2019	%	2018	%
Research and development expenses:
Personnel compensation and related costs	$30,820	21.6	$16,755	13.9
Licensing fees	58,682	41.3	59,152	49.2
Payment to CROs/CMOs/Investigators	36,814	25.9	32,282	26.8
Other costs	15,905	11.2	12,089	10.1

Total	$142,221	100.0	$120,278	100.0

Research and development expenses increased by $21.9 million to $142.2 million for year ended December 31, 2019 from $120.3 million for year ended December 31, 2018. The increase in research and development expenses included the following:

•	$14.1 million for increased personnel compensation and related costs which was primarily attributable to increased employee compensation costs, due to hiring of more personnel during the year ended

December 31, 2019 and the grants of new share options and vesting of restricted shares to certain employees;

•	$4.5 million for increased payment to CROs/CMOs/Investigators in fiscal year 2019 as we advanced our drug candidate pipeline; and

•	$3.8 million for increased lab consumables and professional service expenses.
The following table summarizes our research and development expenses by program for the years ended December 31, 2019 and 2018, respectively:

(in thousands)	Year ended December 31,
	2019	%	2018	%
Research and development expenses:
Clinical programs	$96,442	67.8	$89,556	74.5
Pre-clinical programs	8,268	5.8	8,102	6.7
Unallocated research and development expenses	37,511	26.4	22,620	18.8

Total	$142,221	100.0	$120,278	100.0

During the year ended December 31, 2019, 67.8% and 5.8% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. During the year ended December 31, 2018, 74.5% and 6.7% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. ZEJULA represented approximately 17% and 13% of our external research and development expense, which includes payments to CROs, CMOs and investigators, for the year ended December 31, 2019 and 2018, respectively. Omadacycline
(ZL-2401)
represented approximately 7% and 12% of our external research and development expense, which includes licensing fees and payment to CROs, CMOs and investigators, for the year ended December 31, 2019 and 2018; bemarituzumab (FPA144) represented approximately 5% and 12%, of our external research and development expense, which includes licensing fees and payment to CROs, CMOs and investigators, for the year ended December 31, 2019 and 2018;
ZL-1306
and
ZL-2307
represented approximately 17% and 25% of our external research and development expense, which includes licensing fees and payment to CROs, CMOs and investigators, for the year ended December 31, 2019, respectively. No other programs represented a significant amount of research and development expense for the years ended December 31, 2019 or 2018. Though we manage our external research and development expenses by program we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any time.
Selling, General and Administrative Expenses
The following table sets forth the components of our selling, general and administrative expenses for the years indicated.

(in thousands)	Year ended December 31,
	2019	%	2018	%
Selling, General and Administrative Expenses:
Personnel compensation and related costs	$43,572	62.1	$13,410	62.2
Professional service fees	2,887	4.1	3,266	15.1
Other costs	23,752	33.8	4,900	22.7

Total	$70,211	100.0	$21,576	100.0

Selling, general and administrative expenses increased by $48.6 million to $70.2 million for year ended December 31, 2019 from $21.6 million for year ended December 31, 2018. The increase in general and administrative expenses included the following:

•
$30.2 million for increased personnel compensation and related costs which was primarily attributable to increased commercial and administrative personnel costs, due to hiring of more personnel during year ended December 31, 2019 and the grants of new share options and vesting of restricted shares to certain employees; and

•	$18.9 million for increased selling, rental, and travel expenses primary attributable to the commercial operation in Hong Kong and PRC for the year ended December 31, 2019.
Interest Income
Interest income increased by $5.0 million for year ended December 31, 2019 primary attributable to interest income on higher cash and short-term investments balance in 2019.
Interest Expenses
Interest expenses increased by $0.3 million for year ended December 31, 2019 primary attributable to more short-term borrowings balance in 2019.
Share of loss from equity method investment
In June 2017, we entered into an agreement with three third-parties to launch JING Medicine Technology (Shanghai) Ltd., or JING, an entity that will provide services for drug discovery and development, consultation and transfer of pharmaceutical technology. We account for our investment using the equity method of accounting because we do not control the investee but have the ability to exercise significant influence over the operating and financial policies of the investee. An investment loss of $0.8 million and $0.6 million related to this investment was recorded for the year ended December 31, 2019 and 2018, respectively.
Other Income, net
Other income, net increased by $0.9 million for year ended December 31, 2019 primarily as a result of an increase in governmental subsidies.
Net Loss Attributable to Ordinary Shareholders
As a result of the foregoing, we had net loss attributable to ordinary shareholders of $195.1 million for the year ended December 31, 2019 compared to net loss attributable to ordinary shareholders of $139.1 million for the year ended December 31, 2018.
Critical Accounting Policies and Significant Judgments and Estimates
We prepare our financial statements in conformity with U.S. GAAP, which requires us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. Some of our accounting policies require a higher degree of judgment than others in their application and require us to make significant accounting estimates.

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.
Revenue recognition
In 2018, we adopted of ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers, in recognition of revenue. Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied.
Our revenue is all from product sales. We recognize revenue from product sales when we have satisfied the performance obligation by transferring control of the product to the customers. Control of the product generally transfers to the customers when the delivery is made and when title and risk of loss transfers to the consumers. Cost of sales mainly consists of the acquisition cost of products and royalty fee.
We have applied the practical expedients under ASC 606 with regard to assessment of financing component and concluded that there is no significant financing component given that the period between delivery of goods and payment is generally one year or less. We started to generate product sales revenue since 2018. For the year ended December 31, 2019 and 2020, our product revenues were generated from the sale of ZEJULA (niraparib) and OPTUNE (Tumor Treating Fields) to customers.
In China, we sell the products to distributors, who ultimately sell the products to health care providers. Based on the nature of the arrangements, the performance obligations are satisfied upon the products delivery to distributors. Rebates are offered to distributors, consistent with pharmaceutical industry practices. The estimated amount of unpaid or unbilled rebates is recorded as a reduction of revenue if any. Estimated rebates are determined based on contracted rates, sales volumes and distributor inventories. We regularly review the information related to these estimates and adjust the amount accordingly.
In Hong Kong, we sell the products to customers, which are typically healthcare providers such as oncology centers. We utilize a third party for warehousing services. Based on the nature of the arrangement, we have determined that we are a principal in the transaction since we are primarily responsible for fulfilling the promise to provide the products to the customers, maintain inventory risk until delivery to the customers and have latitude in establishing the price. Revenue is recognized at the amount to which we expect to be entitled in exchange for the sale of the products, which is the sales price agreed with the customers. Consideration paid to the third party is recognized in operating expenses.
We did not recognize any contract assets and contract liabilities as of December 31, 2019 and 2020.
Share-Based Compensation
We grant share options and
non-vested
restricted shares to eligible employees, management and directors and accounts for these share based awards in accordance with ASC 718, Compensation-Stock Compensation.

Employees’ share-based awards are measured at the grant date fair value of the awards and recognized as expenses (1) immediately at grant date if no vesting conditions are required; or (2) using graded vesting method over the requisite service period, which is the vesting period.
To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed.
We determined the fair value of the stock options granted to employees using the Black-Scholes option valuation model.
We grant share options to eligible
Non-Employees
and accounts for these share based awards in accordance with ASC 718, Compensation-Stock Compensation.
Non-Employees’
share-based awards are measured at the grant date fair value of the awards and recognized as expenses (1) immediately at grant date if no vesting conditions are required; or (2) using graded vesting method over the requisite service period, which is the vesting period. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. We determined the fair value of the stock options granted to
Non-Employees
using the Black-Scholes option valuation model.
Income Taxes
Current income taxes are provided on the basis of net income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions. We follow the liability method of accounting for income taxes.
Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements carrying amounts and tax bases of assets and liabilities by applying enacted statutory tax rates that will be in effect in the period in which the temporary differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rate is recognized in our consolidated financial statements in the period of change.
In accordance with the provisions of ASC 740,
Income Taxes
, we recognize in our financial statements the benefit of a tax position if the tax position is “more likely than not” to prevail based on the facts and technical merits of the position. Tax positions that meet the “more likely than not” recognition threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We estimate our liability for unrecognized tax benefits which are periodically assessed and may be affected by changing interpretations of laws, rulings by tax authorities, changes and/or developments with respect to tax audits, and expiration of the statute of limitations. The ultimate outcome for a particular tax position may not be determined with certainty prior to the conclusion of a tax audit and, in some cases, appeal or litigation process.
We consider positive and negative evidence when determining whether some portion or all of our deferred tax assets will not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, our historical results of operations, and our tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of our historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will not realize the deferred tax assets resulted from the tax loss carried forward in the future periods.

The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period in which the audit is concluded. Additionally, in future periods, changes in facts, circumstances and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the changes occur. As of December 31, 2019 and 2020, we did not have any significant unrecognized uncertain tax positions.
B. Liquidity and Capital Resources.
To date, we have financed our activities primarily through private placements, our September 2017 initial public offering on the Nasdaq stock exchange, various follow-on
offerings, and our September 2020 secondary listing on the Stock Exchange of Hong Kong. Through December 31, 2020, we have raised approximately $164.6 million in private equity financing and approximately $1,644.6 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering, subsequent follow-on
offerings, and our secondary listing. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $97.5 million, $191.0 million and $216.1 million, for the years ended December 31, 2018, 2019 and 2020, respectively.
As of December 31, 2020, we had cash and cash equivalents, restricted cash and short-term investments of $1,187.5 million. Our expenditures as a company principally focused on research and development, are largely discretionary and as such our current losses and cash used in operations do not present immediate going concern issues. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of March 1, 2021, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this Annual Report are issued. However, in order to bring to fruition our research and development objectives, we will ultimately need additional funding sources and there can be no assurances that they will be made available.
The following table provides information regarding our cash flows for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	Year ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(216,055)	$(191,011)	$(97,538)
Net cash used in investing activities	(554,830)	(14,892)	(212,554)
Net cash provided by financing activities	1,132,440	219,302	144,147
Effect of foreign exchange rate changes	4,862	91	(763)

Net increases(decrease) in cash, cash equivalents and restricted cash	$366,417	$13,490	$(166,708)

Net cash used in operating activities
During the year ended December 31, 2020, our operating activities used $216.1 million of cash, which resulted principally from our net loss of $268.9 million, adjusted for non-cash
charges of $34.6 million, and by cash provided in our operating assets and liabilities of $18.2 million. Our net non-cash
charges during the year ended December 31, 2020 primarily consisted of $4.6 million depreciation expense, $24.8 million share-based compensation expense and $4.3 million noncash lease expense.
During the year ended December 31, 2019, our operating activities used $191.0 million of cash, which resulted principally from our net loss of $195.1 million, adjusted for non-cash
charges of $27.3 million, and by cash used in our operating assets and liabilities of $23.2 million. Our net non-cash
charges during the year ended December 31, 2019 primarily consisted of $3.8 million depreciation expense, $20.3 million share-based compensation expense and $2.8 million noncash lease expense.

During the year ended December 31, 2018, our operating activities used $97.5 million of cash, which resulted principally from our net loss of $139.1 million, adjusted for non-cash
charges of $14.2 million, and by cash provided by our operating assets and liabilities of $27.4 million. Our net non-cash
charges during the year ended December 31, 2018 primarily consisted of $1.6 million depreciation expense, $12.2 million share-based compensation expense and a $0.6 million share of loss from equity method investment and offset by a $0.3 million amortization of deferred income.
Net cash used in investing activities
Net cash used in investing activities was $554.8 million for the year ended December 31, 2020 compared to $14.9 million for the year ended December 31, 2019. The increase in cash used in investing activities was primary due to the purchases of short-term investments, net of the proceeds from maturity of short-term investments.
Net cash used in investing activities was $14.9 million for the year ended December 31, 2019 compared to $212.6 million for the year ended December 31, 2018. The decrease in cash used in investing activities was primary due to the purchases of short-term investments, net of proceeds from maturity of short-term investments.
Net cash used in investing activities was $212.6 million for the year ended December 31, 2018 compared to $10.4 million for the year ended December 31, 2017. The increase in cash used in investing activities was due to purchases of short-term investments, construction of our large molecule facility and other investments in 2018.
Net cash provided by financing activities
Net cash provided by financing activities was $1,132.4 million for the year ended December 31, 2020 compared to $219.3 million for the year ended December 31, 2019. The cash provided by financing activities was mainly attributable to the issuance of ADSs in our subsequent follow-on
offering in 2020 as well as and a secondary listing on the Stock Exchange of Hong Kong in September 2020.
Net cash provided by financing activities was $219.3 million for the year ended December 31, 2019 compared to $144.1 million for the year ended December 31, 2018. The cash provided by financing activities was mainly attributable to the issuance of ADSs in our subsequent follow-on
offering in 2019.
Net cash provided by financing activities was $144.1 million for the year ended December 31, 2018 compared to $187.9 million for the year ended December 31, 2017. The cash provided by financing activities was mainly attributable to the issuance of ADSs in our subsequent follow-on
offering in 2018.
C. Research and Development, Patents and Licenses, etc.
Full details of our research and development activities and expenditures are given in the “Business” and “Operating and Financial Review and Prospects” sections of this Annual Report above.
D. Trend Information.
Other than as described elsewhere in this Annual Report on Form
10-K,
we are not aware of any trends, uncertainties, demands, commitments or events that are reasonably likely to have a material adverse effect on our revenue, income from continuing operations, profitability, liquidity or capital resources, or that would cause our reported financial information not necessarily to be indicative of future operation results or financial condition.
E.
Off-balance
Sheet Arrangements.
We currently do not engage in trading activities involving
non-exchange
traded contracts or interest rate swap transactions or foreign currency forward contracts. In the ordinary course of our business, we do not enter into transactions involving, or otherwise form relationships with, unconsolidated entities or financial partnerships that are established for the purpose of facilitating off-balance
sheet arrangements or other contractually narrow or limited purposes.
F. Tabular Disclosure of Contractual Obligations.
The following table sets forth our contractual obligations as of December 31, 2020. Amounts we pay in future periods may vary from those reflected in the table.

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Purchase Obligations	$4,505	$4,143	$362	$—	$—
Operating Lease Obligations	19,237	5,434	6,763	4,430	2,610
We also have obligations to make future payments to third party licensors that become due and payable on the achievement of certain development, regulatory and commercial milestones as well as tiered royalties on net sales. We have not included these commitments on our balance sheet or in the table above because the commitments are cancellable if the milestones are not complete and achievement and timing of these obligations are not fixed or determinable.
Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, please see “Part II—Item 8—Financial Statements and Supplementary Data—Recent accounting pronouncements” in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk, credit risk, cash flow interest rate risk and liquidity risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of our company included aggregated amounts of RMB155.9 million and RMB47.2 million, which were denominated in RMB, as of December 31, 2020 and 2019, respectively, representing 5% and 9% of the cash and cash equivalents as of December 31, 2020 and 2019, respectively.
Our business mainly operates in China with a significant portion of our transactions settled in RMB, and our financial statements are presented in U.S. dollars. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge our exposure to such risk. Although, in general, our exposure to foreign exchange risks should be limited, the value of your investment in our ADSs will be affected by the exchange rate between the U.S. dollar and the RMB because the value of our business is effectively denominated in RMB, while the ADSs will be traded in U.S. dollars.
The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the PBOC. On July 21, 2005, China changed its decade-old
policy of pegging the value of the RMB to the U.S. dollar. Under the revised policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in a more than 20% appreciation of the RMB against the U.S. dollar in the following three years. Between July 2008 and June 2010, this appreciation halted, and the exchange rate between the RMB and U.S. dollar remained within a narrow band. In June 2010, the PBOC announced that China government would increase the flexibility of the exchange rate, and thereafter allowed the RMB to appreciate slowly against the U.S. dollar within the narrow band fixed by the PBOC. However, in August 2015, the PBOC significantly devalued the RMB.
To the extent that we need to convert U.S. dollars into RMB for our operations or if any of our arrangements with other parties are denominated in U.S. dollars and need to be converted into RMB, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or ADSs or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amounts available to us.
Credit Risk
Our credit risk is primarily attributable to the carrying amounts of cash and cash equivalents and short-term investment. The carrying amounts of cash and cash equivalents and short-term investment represent the maximum amount of loss due to credit risk. As of December 31, 2020 and 2019, all of our cash and cash equivalents and short-term investments were held by major financial institutions located in China and international financial institutions outside of China which we believe are of high credit quality, and we will continually monitor the credit worthiness of these financial institutions.
Inflation
In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this item are appended to this Annual Report. An index of those financial statements is in Part IV—Item 15—Exhibits, Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act) as of the end of the period covered by this Annual Report, as required by Rule
13a-15(b)
under the Exchange Act. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
Based upon that evaluation, our management has concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules
13a-15(f)
and
15d-15(f)
under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP in and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the Securities and Exchange Commission, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2020 using the criteria set forth in the report “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

(c)	Report of Registered Public Accounting Firm
The effectiveness of internal control over financial reporting as of December 31, 2020 has been audited by Deloitte Touche Tohmatsu Certified Public Accountants LLP, an independent registered public accounting firm, who has also audited our consolidated financial statements for the year ended December 31, 2020, as stated in their report which is included in “Part II—Item 8—Financial Statements and Supplementary Data” in this Annual Report.

(d)	Changes in Internal Control over Financial Reporting
There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during our fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.
PART IV
Item 15. Exhibits, Financial Statement Schedules
The financial statements listed in the Index to Consolidated Financial Statements beginning on page
F-1
are filed as part of this Annual Report.
No financial statement schedules have been filed as part of this Annual Report because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
The exhibits filed as part of this Annual Report are set forth on the Exhibit Index immediately following our consolidated financial statements. The Exhibit Index is incorporated herein by reference.
Item 16. Form
10-K
Summary
Not applicable.

Exhibit Index

Exhibit Number	Exhibit Title

3.1*	Fifth Amended and Restated Memorandum Association of Zai Lab Limited

3.2	Fourth Amended and Restated Articles of Association of Zai Lab Limited (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.2	Form of American Depositary Receipt (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.3	Registrant’s Specimen Certificate for Ordinary Shares (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.4	Third Amended and Restated Shareholders Agreement between Zai Lab Limited and other parties named therein dated June 26, 2017 (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

4.5*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act

10.1 #	Zai Lab Limited 2015 Omnibus Equity Incentive Plan as amended on February 3, 2016 and April 10, 2016 (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.2 #	Zai Lab Limited 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.3 #	Form Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.4 #	Form Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.5 #	Form of Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.6 *	Non-Employee Director Compensation Policy

10.7 #	Zai Lab Limited 2017 Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.8 +	Collaboration, Development and License Agreement by and between Tesaro, Inc. and Zai Lab (Shanghai) Co., Ltd. dated September 28, 2016 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

Exhibit Number	Exhibit Title

10.9	Amendment to Collaboration, Development and License Agreement by and between Tesaro, Inc. and Zai Lab (Shanghai) Co., Ltd., dated February 26, 2018 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 30, 2018)

10.10 +	License Agreement by and between Bristol-Myers Squibb Company and Zai Lab (Hong Kong) Limited dated March 9, 2015 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

10.11 +	License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd. dated April 21, 2017 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

10.12 +	License Agreement by and between Sanofi and Zai Lab (Hong Kong) Limited dated July 22, 2015 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

10.13 +	License Agreement by and between Five Prime Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated December 19, 2017 (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 30, 2018)

10.14 +	License and Collaboration Agreement by and between Entasis Therapeutics Holdings Inc. and Zai Lab (Shanghai) Co., Ltd. dated as of April 25, 2018 (incorporated by reference to Exhibit 10.12 to our Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-227159) filed with the SEC on September 5, 2018)

10.15 +	License and Collaboration Agreement by and between Novocure Limited and Zai Lab (Shanghai) Co., Ltd. dated September 10, 2018 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on March 29, 2019)

10.16 +	Collaboration Agreement by and between MacroGenics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated November 29, 2018 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on March 29, 2019)

10.17 ^	License Agreement between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. dated June 10, 2019 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 29, 2020)

10.18 ^	Amendment to License Agreement between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. dated January 17, 2020 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 29, 2020)

10.19 ^	Collaboration and License Agreement between Incyte Corporation and Zai Lab (Shanghai) Co., Ltd. dated July 1, 2019 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 29, 2020)

10.20* ^	Collaboration Agreement between Regeneron Ireland Designated Activity Company and Zai Lab (Shanghai) Co., Ltd. dated April 6, 2020

10.21* ^	License Agreement between Turning Point Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated July 6, 2020

10.22* ^	License Agreement between Cullinan Pearl Corp. and Zai Lab (Shanghai) Co., Ltd. dated December 24, 2020

Exhibit Number	Exhibit Title

10.23	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

10.24 #	Employment Agreement between Samantha (Ying) Du and Zai Lab (Shanghai) Co., Ltd. dated July 1, 2017 (English translation) (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.25 #	Letter Agreement between Samantha (Ying) Du and Zai Lab (US) LLC dated December 11, 2017 (incorporated by reference to Exhibit 4.16 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 30, 2018)

10.26 #	Fourth Amended and Restated Founder Employment Agreement between Samantha (Ying) Du and Zai Lab Limited dated December 1, 2018 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on March 29, 2019)

10.27 #	Amended and Restated Employment Agreement between Tao Fu and Zai Lab (US) LLC dated December 3, 2018 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on March 29, 2019)

10.28 #	Amended and Restated Employment Agreement between William Ki Chul Cho and Zai Lab (Hong Kong) Limited dated March 22, 2019 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on March 29, 2019)

10.29*#	Employment Agreement between F. Ty Edmondson and Zai Lab (US) LLC dated August 15, 2020

10.30*#	Employment Agreement between Alan Bart Sandler and Zai Lab (US) LLC dated December 1, 2020

10.31	Jinchuang Building House Leasing Contract by and between Zai Lab (Shanghai) Co., Ltd. and Shanghai Jinchuang Property Co., Ltd. dated September 1, 2016 (English translation) (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.32*	Lease by and between Menlo Prepi I, LLC, TPI Investors 9, LLC and Zai Lab (US) LLC dated August 14, 2019

10.33*	Indenture of Lease by and between MIT 314 Main Street Leasehold LLC and Zai Lab (US) LLC dated December 22, 2020

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte Touche Tohmatsu Certified Public Accountants LLP, an independent accounting firm, regarding the consolidated financial statements of Zai Lab Limited

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Title

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan
+	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
^	Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAI LAB LIMITED

Date: March 1, 2021	By:	/s/ Samantha (Ying) Du
	Name:	Samantha (Ying) Du
	Title:	Chief Executive Officer
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Samantha (Ying) Du, Billy Cho and F. Ty Edmondson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact
and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form
10-K
and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact
and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Samantha (Ying) Du Samantha (Ying) Du	Chief Executive Officer and Chairwoman (Principal Executive Officer)	March 1, 2021

/s/ Billy Cho Billy Cho	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021

/s/ John Diekman John Diekman	Director	March 1, 2021

/s/ Kai-Xian Chen Kai-Xian Chen	Director	March 1, 2021

/s/ Nisa Leung Nisa Leung	Director	March 1, 2021

/s/ William Lis William Lis	Director	March 1, 2021

/s/ Leon O. Moulder, Jr. Leon O. Moulder, Jr.	Director	March 1, 2021

/s/ Peter Wirth Peter Wirth	Director	March 1, 2021

ZAI LAB LIMITED

Report of independent registered public accounting firm
To the Shareholders and Board of Directors of Zai Lab Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zai Lab Limited and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and development expenses-
Cut-off
— Refer to Note 2(t) to the financial statements
Critical Audit Matter Description
As disclosed in the consolidated statements of operations, for the year ended December 31, 2020, the Company incurred significant research and development (“R&D”) expenses of approximately USD 223 million. A large portion of the Company’s R&D expenses are comprised of service fees paid to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) (collectively referred as “Outsourced Service Providers”).
The R&D activities contracted with these Outsourced Service Providers are documented in detailed agreements and are generally performed over an extended period. There are also typically several milestones pertaining to the services in one agreement, therefore allocation of the service expenses to the appropriate financial reporting period based on the progress of the R&D projects involved judgement and estimation.
We identified
cut-off
of R&D activities as a critical audit matter due to the potential significance of misstatements to the financial statements that could arise from not accruing R&D expenses incurred for services provided by the Outsourced Service Providers in the appropriate reporting period.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the
cut-off
of research and development expenses included the following, among others:

•	We tested the effectiveness of key controls over the accrual of the R&D expenses payable to the Outsourced Service Providers.

•
We obtained and read the key terms set out in the research agreements with Outsourced Service Providers and evaluated the completion status with reference to the progress reported by the representatives of the Outsourced Service Providers, on a sample basis, to determine whether the service fees were recorded based on respective contract sums, progress and/or milestones achieved.

•
We sent audit confirmations to Outsourced Service Providers, on a sample basis, to confirm the amount of the R&D service fees incurred for the year ended December 31, 2020 and the amounts payable under the contracts as of December 31, 2020.

•
We selected projects from the open contract list as of December 31, 2020 on a sample basis, made inquiries of responsible personnel regarding the project status and inspected invoices and other communications from the Outsourced Service Providers to identify potential additional Outsourced Service Providers and related unrecorded R&D expenditures.

/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP
Shanghai, China
March 1, 2021
We have served as the Company’s auditor since 2017.

Report of independent registered public accounting firm
To the Shareholders and Board of Directors of Zai Lab Limited
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Zai Lab Limited and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2020, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP
Shanghai, China
March 1, 2021

Zai Lab Limited
Consolidated balance sheets
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		As of December 31,
		2019	2020
	Notes	$	$
Assets
Current assets:
Cash and cash equivalents	3	75,932	442,116
Short-term investments	5	200,000	744,676
Accounts receivable (net of allowance of nil and $1 as of December 31, 2019 and 2020, respectively)	6	3,791	5,165
Inventories	7	6,005	13,144
Prepayments and other current assets		6,736	10,935

Total current assets		292,464	1,216,036
Restricted cash, non-current	4	510	743
Investments in equity investees	8	2,398	1,279
Prepayments for equipment		440	274
Property and equipment, net	9	21,353	29,162
Operating lease right-of-use assets	10	15,071	17,701
Land use rights, net		7,655	7,908
Intangible assets, net		1,148	1,532
Long term deposits		377	862
Value added tax recoverable		13,737	22,141

Total assets		355,153	1,297,638

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	13	6,450	—
Accounts payable		22,660	62,641
Current operating lease liabilities	10	4,351	5,206
Other current liabilities	14	13,174	30,196

Total current liabilities		46,635	98,043
Deferred income		2,881	16,858
Non-current operating lease liabilities	10	10,977	13,392

Total liabilities		60,493	128,293

Commitments and contingencies (Note 22)
Shareholders’ equity
Ordinary shares (par value of $0.00006 per share; 500,000,000 shares authorized, 68,237,247 and 87,811,026 shares issued and outstanding as of December 31, 2019 and 2020, respectively)		4	5
Additional paid-in capital		734,734	1,897,467
Accumulated deficit		(444,698)	(713,603)
Accumulated other comprehensive income (loss)	18	4,620	(14,524)

Total shareholders’ equity		294,660	1,169,345

Total liabilities and shareholders’ equity		355,153	1,297,638

The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated statements of operations
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		Year ended December 31,
		2018	2019	2020
	Notes	$	$	$
Revenue	11	129	12,985	48,958
Expenses:
Cost of sales		(43)	(3,749)	(16,736)
Research and development		(120,278)	(142,221)	(222,711)
Selling, general and administrative		(21,576)	(70,211)	(111,312)

Loss from operations		(141,768)	(203,196)	(301,801)
Interest income		3,261	8,232	5,120
Interest expenses		(40)	(293)	(181)
Other income, net		59	938	29,076

Loss before income tax and share of loss from equity method investment		(138,488)	(194,319)	(267,786)
Income tax expense	12	—	—	—
Share of loss from equity method investment		(587)	(752)	(1,119)

Net loss		(139,075)	(195,071)	(268,905)

Net loss attributable to ordinary shareholders		(139,075)	(195,071)	(268,905)

Loss per share — basic and diluted	15	(2.64)	(3.03)	(3.46)
Weighted-average shares used in calculating net loss per ordinary share — basic and diluted		52,609,810	64,369,490	77,667,743
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated statements of comprehensive loss
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Year ended December 31,
	2018	2019	2020
	$	$	$
Net loss	(139,075)	(195,071)	(268,905)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	2,212	1,958	(19,144)

Comprehensive loss	(136,863)	(193,113)	(288,049)

The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated statements of shareholders’ (deficit) equity
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Ordinary shares		Additional paid in capital			Accumulated other comprehensive (loss) income
	Number of Shares	Amount		Subscription receivable	Accumulated deficit		Total
		$	$	$	$	$	$
Balance at January 1, 2018	49,912,570	3	345,270	0	(110,552)	450	235,171
Issuance of ordinary shares upon vesting of restricted shares	338,332	0	0	0	—	—	—
Exercise of shares option	256,065	0	196	—	—	—	196
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $652	7,500,000	0	140,348	—	—	—	140,348
Share-based compensation	—	—	12,229	—	—	—	12,229
Net loss	—	—	—	—	(139,075)	—	(139,075)
Foreign currency translation	—	—	—	—	—	2,212	2,212
Balance at December 31, 2018	58,006,967	3	498,043	—	(249,627)	2,662	251,081
Issuance of ordinary shares upon vesting of restricted shares	539,733	0	0	—	—	—	—
Exercise of shares option	670,939	0	1,055	—	—	—	1,055
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $854	9,019,608	1	215,345	—	—	—	215,346
Share-based compensation	—	—	20,291	—	—	—	20,291
Net loss	—	—	—	—	(195,071)	—	(195,071)
Foreign currency translation	—	—	—	—	—	1,958	1,958
Balance at December 31, 2019	68,237,247	4	734,734	—	(444,698)	4,620	294,660
Issuance of ordinary shares upon vesting of restricted shares	225,768	0	0	—	—	—	—
Exercise of shares option	899,361	0	6,664	—	—	—	6,664
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $746	6,300,000	0	280,549	—	—	—	280,549
Issuance of ordinary shares upon secondary listing , net of issuance cost of $ 5,698	12,148,650	1	850,690	—	—	—	850,691
Share-based compensation	—	—	24,830	—	—	—	24,830
Net loss	—	—	—	—	(268,905)	—	(268,905)
Foreign currency translation	—	—	—	—	—	(19,144)	(19,144)

Balance at December 31, 2020	87,811,026	5	1,897,467	—	(713,603)	(14,524)	1,169,345

The accompanying notes are an integral part of these consolidated financial statements.
“0” in above table means less than 1,000 dollars.

Zai Lab Limited
Consolidated statements of cash flows
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Year ended December 31,
	2018	2019	2020
	$	$	$
Operating activities
Net loss	(139,075)	(195,071)	(268,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	—	1
Inventory write-down	—	—	29
Depreciation and amortization expenses	1,650	3,766	4,640
Amortization of deferred income	(312)	(312)	(312)
Share-based compensation	12,229	20,291	24,830
Share of loss from equity method investment	587	752	1,119
Loss (gain) on disposal of property and equipment	1	15	(21)
Noncash lease expenses	—	2,831	4,318
Changes in operating assets and liabilities:
Accounts receivable	(90)	(3,701)	(1,375)
Inventories	(4)	(6,001)	(7,168)
Prepayments and other current assets	(4,794)	(1,125)	(4,199)
Long term deposits	(250)	180	(485)
Value added tax recoverable	(2,982)	(5,693)	(8,404)
Accounts payable	28,464	(14,772)	39,981
Other current liabilities	7,056	9,136	(10,977)
Operating lease liabilities	—	(2,436)	(3,416)
Deferred income	(18)	1,129	14,289

Net cash used in operating activities	(97,538)	(191,011)	(216,055)

Cash flows from investing activities:
Purchases of short-term investments	(200,350)	(277,640)	(949,161)
Proceeds from maturity of short-term investments	—	277,990	405,000
Purchase of equity method investment	(2,086)	—	—
Purchase of property and equipment	(10,015)	(6,035)	(10,130)
Purchase of land use rights	—	(7,836)	—
Purchase of intangible assets	(103)	(1,371)	(539)

Net cash used in investing activities	(212,554)	(14,892)	(554,830)

Cash flows from financing activities:
Proceed s from short-term borrowings	3,643	7,252	—
Repayment of short-term borrowings	—	(4,351)	(6,527)
Proceeds from exercises of stock options	196	1,055	6,664
Proceeds from issuance of ordinary shares upon public offerings	141,000	216,200	1,137,683
Payment of public offering costs	(692)	(854)	(5,380)

Net cash provided by financing activities	144,147	219,302	1,132,440

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(763)	91	4,862

Net (decrease) increase in cash, cash equivalents and restricted cash	(166,708)	13,490	366,417
Cash, cash equivalents and restricted cash — beginning of the year	229,660	62,952	76,442

Cash, cash equivalents and restricted cash — end of the year	62,952	76,442	442,859

Zai Lab Limited
Consolidated statements of cash flows
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Year ended December 31,
	2018	2019	2020
	$	$	$
Supplemental disclosure on non-cash investing and financing activities:
Payables for purchase of property and equipment	1,709	416	788
Payables for intangible assets	225	—	70
Payables for public offering costs	—	—	1,063

Supplemental disclosure of cash flow information:
Cash and cash equivalents	62,952	75,932	442,116
Restricted cash, non-current	—	510	743

Total cash and cash equivalents and restricted cas h	62,952	76,442	442,859

Interest paid	36	288	189
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

1.	Organization and principal activities
Zai Lab Limited (the “Company”) was incorporated on March 28, 2013 in the Cayman Islan
d
s as an exempted company with limited liability under the Companies Law of the Cayman Islands. The Company and its subsidiaries (collectively referred to as the “Group”) are focused on developing and commercializing therapies that address medical conditions with unmet medical needs including, in particular, oncology, autoimmune disorders and infectious diseases.
The Group’s principal operations and geographic markets are in the People’s Republic of China (“PRC”). The Group has a substantial presence in China (refers to mainland China hereinafter), Hong Kong, Macau and Taiwan (collectively referred to as the “Greater China”) and the United States. The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries.
As of December 31, 2020, the Group’s significant operating subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Percentage of ownership	Principal activities

Zai Lab (Hong Kong) Limited	Hong Kong	April 29, 2013	100%	Operating company for business development and R&D activities and commercialization of innovative medicines and device
Zai Lab (Shanghai) Co., Ltd.	PRC	January 6, 2014	100%	Development and commercialization of innovative medicines and devices
Zai Lab (AUST) Pty., Ltd.	Australia	December 10, 2014	100%	Clinical trial activities
Zai Lab (Suzhou) Co., Ltd.	PRC	November 30, 2015	100%	Development and commercialization of innovative medicines
Zai Biopharmaceutical (Suzhou) Co., Ltd.	PRC	June 15, 2017	100%	Development and commercialization of innovative medicines
Zai Lab (US) LLC	U.S.	April 21, 2017	100%	Operating company for business development and R&D activities
Zai Lab International Trading (Shanghai) Co., Ltd.	PRC	November 6, 2019	100%	Commercialization of innovative medicines and devices
Zai Auto Immune (Hong Kong) Limited	Hong Kong	November 4, 2020	100%	Operating company for business development and R&D activities

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

2.	Summary of significant accounting policies
(a) Basis of presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Significant accounting policies followed by the Group in the preparation of the accompanying consolidated financial statements are summarized below.
(b) Principles of consolidation
The consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances among the Group and its subsidiaries are eliminated upon consolidation.
(c) Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating the current expected credit losses for financial assets, assessing the impairment of long-lived assets, discount rate of operating lease liabilities, revenue recognition, allocation of the research and development service expenses to the appropriate financial reporting period based on the progress of the research and development projects, share-based compensation expenses, recoverability of deferred tax assets and the fair value of the financial instruments. Management bases the estimates on historical experience and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
(d) Foreign currency translation
The functional currency of Zai Lab Limited, Zai Lab (Hong Kong) Limited, Zai Lab (US) LLC and Zai Auto Immune (Hong Kong) Limited are the United States dollar (“$”). The Group’s PRC subsidiaries determined their functional currency to be Chinese Renminbi (“RMB”). The Group’s Australia subsidiary determined its functional currency to be Australian dollar (“A$”). The determination of the respective functional currency is based on the criteria of Accounting Standard Codification (“ASC”) 830,
Foreign Currency Matters
. The Group uses the United States dollar as its reporting currency.
Assets and liabilities are translated from each entity’s functional currency to the reporting currency at the exchange rate on the balance sheet date. Equity amounts are translated at historical exchange rates, and expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive loss in the consolidated statements of changes in shareholders’ equity and comprehensive loss.
Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date.
Non-monetary
assets and liabilities are translated into the applicable functional currencies at historical exchange

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

rates. Transactions in currencies other than the applicable functional currencies during the year are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the consolidated statements of operations.
(e) Cash, cash equivalents and restricted cash
Cash and cash equivalents
The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on hand, demand deposits and highly liquid investments with maturity of less than three months and are stated at cost plus interests earned, which approximates fair value.
Restricted cash
Restricted cash mainly consists of the bank deposits held as collateral for issuance of letters of credit.
(f) Short-term investments
Short-term investments are time deposits with original maturities more than three months. Short-term investments are stated at cost, which approximates fair value. Interest earned is included in interest income.
(g) Accounts receivable
From January 1, 2020, the Group adopted the ASU
2016-13,
Credit Losses, Measurement of Credit Losses on Financial Instruments
. Accounts receivable are recorded at the amounts due from customers and net of allowances for credit losses. The allowance for credit losses reflects the Group’s current estimate of credit losses expected to be incurred over the life of the receivables. The Group considers various factors in establishing, monitoring, and adjusting its allowance for credit losses including the aging of receivables and aging trends, customer creditworthiness and specific exposures related to particular customers. The Group also monitors other risk factors and forward-looking information, such as country specific risks and economic factors that may affect a customer’s ability to pay in establishing and adjusting its allowance for credit losses. Accounts receivable are written off when deemed uncollectible.
(h) Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average basis. The Group periodically reviews the composition of inventory and shelf life of inventory in order to identify obsolete, slow-moving or otherwise non-saleable
items. The Group will record a write-down to its net realizable value in cost of sales in the period that the decline in value is first identified. Nil and $29 inventory write-downs were
recorded as of December 31, 2019 and 2020, respectively.
(i) Investments in equity investees
The Group uses the equity method to account for an equity investment over which it has significant influence but does not own a majority equity interest or otherwise control. The Group records equity method adjustments in

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

share of earnings and losses. Equity method adjustments include the Group’s proportionate share of investee income or loss, adjustments to recognize certain differences between the Group’s carrying value and its equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method. Dividends received are recorded as a reduction of carrying amount of the investment. Cumulative distributions that do not exceed the Group’s cumulative equity in earnings of the investee are considered as a return on investment and classified as cash inflows from operating activities. Cumulative distributions in excess of the Group’s cumulative equity in the investee’s earnings are considered as a return of investment and classified as cash inflows from investing activities.
The Group is required to perform an impairment assessment of its investments whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary. No impairment was recorded for the years ended December 31, 2018, 2019 and 2020.
(j) Prepayments for equipment
The prepayments for equipment purchase are recorded in long term prepayments considering the prepayments are all related to property and equipment.
(k) Property and equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Useful life
Office equipment	3 years
Electronic equipment	1.25-3 years
Vehicles	4 years
Laboratory equipment	5 years
Manufacturing equipment	10 years
Leasehold improvements	lesser of useful life or lease term
Construction in progress represents property and equipment under construction and pending installation and is stated at cost less impairment losses if any.
(l) Lease
From January 1, 2019, the Group adopted the ASC Topic 842,
Leases
(“ASC 842”). The Group adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods.
The Group determines if an arrangement is a lease at inception. The Group classifies the lease as a finance lease if it meets certain criteria or as an operating lease when it does not. The Group has lease agreements with lease and non-lease
components, which the Group has elected to account for the components as a single lease component. The Group leases facilities for office, research and development center, and manufacturing facilities in China, Hong Kong, and the United States, which are all classified as operating leases with fixed lease payments, or minimum payments, as contractually stated in the lease agreements. The Group’s leases do not contain any material residual value guarantees or material restrictive covenants.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

At the commencement date of a lease, the Group recognizes a lease liability for future fixed lease payments and a right-of-use
(“ROU”) asset representing the right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term. The lease term includes periods for which it’s reasonably certain that the renewal options will be exercised and periods for which it’s reasonably certain that the termination options will not be exercised. The future fixed lease payments are discounted using the rate implicit in the lease, if available, or the incremental borrowing rate (“IBR”). Upon adoption of ASU
2016-02,
the Group elected to use the remaining lease term as of January 1, 2019 in the Group’s estimation of the applicable discount rate for leases that were in place at adoption. For the initial measurement of the lease liability for leases commencing after January 1, 2019, the Group uses the discount rate as of the commencement date of the lease, incorporating the entire lease term. Additionally, the Group elected not to recognize leases with lease terms of 12 months or less at the commencement date in the consolidated balance sheets.
The ROU asset is measured at the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by the Group and lease incentives. Under ASC 842, land use rights agreements are also considered to be operating lease contracts. The Group will evaluate the carrying value of ROU assets if there are indicators of impairment and review the recoverability of the related asset group. If the carrying value of the asset group is determined to not be recoverable and is in excess of the estimated fair value, the Group will record an impairment loss in other expenses in the consolidated statements of operations. ROU assets for operating leases are included in operating lease right-of-use
assets in the consolidated balance sheets.
Operating leases are included in operating lease
right-of-use
assets and operating lease liabilities in the consolidated balance sheets. Operating lease liabilities that become due within one year of the balance sheet date are classified as current operating lease liabilities.
Lease expense is recognized on a straight-line basis over the lease term.
(m) Land use rights
All land in the PRC is owned by the PRC government. The PRC government may sell land use rights for a specified period of time. The purchase price of land use rights represents the operating lease prepayments for the rights to use the land in the PRC under ASC 842 and is recorded as land use rights on the balance sheet, which is amortized over the remaining lease term.
In 2019, the Group acquired land use rights from the local Bureau of Land and Resources in Suzhou for the purpose of constructing and operating the research center and biologics manufacturing facility in Suzhou. The land use rights are being amortized over the respective lease terms, which are 30 years.
(n) Long term deposits
Long term deposits represent amounts paid in connection with the Group’s long-term lease agreements.
(o) Value added tax recoverable
Value added tax recoverable represent amounts paid by the Group for purchases. The amounts were recorded as long-term assets considering they are expected to be deducted from future value added tax payables arising on the Group’s future revenues.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

(p) Intangible assets
Intangible assets mainly consist of externally purchased software which are amortized over one to five years on a straight-line basis. Amortization expenses for the years ended December 31, 2018, 2019 and 2020 were $15, $305 and $307, respectively. Amortization expenses of the Group’s intangible assets are expected to be approximately $402, $399, $386, $270 and $55 for the years ended December 31, 2021, 2022, 2023, 2024, and 2025 and thereafter, respectively.
(q) Impairment of long-lived assets
Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the years ended December 31, 2018, 2019 and 2020, there was no impairment of the value of the Group’s long-lived assets.
(r) Fair value measurements
The Group applies ASC topic 820 (“ASC 820”),
Fair Value Measurements and Disclosures
, in measuring fair value. ASC 820 defines fair value, establishes a framework for measuring fair value and requires disclosures to be provided on fair value measurement.
ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
ASC 820 describes three main approaches
to measuring the fair value of assets and liabilities: (i) market approach; (ii) income approach; and (iii) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.
Financial instruments of the Group primarily include cash, cash equivalents and restricted cash, short-term investments, accounts receivable, prepayments and other current assets, short-term borrowings, accounts payable and other current liabilities. As of December 31, 2019 and 2020, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, prepayments and other current assets, short-term borrowings, accounts payable and other current liabilities approximated their fair values due to the short-term maturity of these instruments, and the carrying value of restricted cash approximates its fair value based on the nature and the assessment of the ability to recover these amounts.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

(s) Revenue recognition
In 2018, the Group adopted of ASC Topic 606 (“ASC 606”),
Revenue from Contracts with Customers,
in recognition of revenue
.
Under ASC 606, the Group recognizes revenue when its customer obtains control of promised goods or services, in an a
m
ount that reflects the consideration expected to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Group determines are within the scope of ASC 606, the Group performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Group satisfies a performance obligation. The Group only applies the five-step model to contracts when it is probable that the Group will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Group reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Group recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied.
The Group’s revenue is all from product sales. The Group recognizes revenue from product sales when the Group has satisfied the performance obligation by transferring control of the product to the customers. Control of the product generally transfers to the customers when the delivery is made and when title and risk of loss transfers to the consumers. Cost of sales mainly consists of the acquisition cost of products and royalty fee.
The Group has applied the practical expedients under ASC 606 with regard to assessment of financing component and concluded that there is no significant financing component given that the period between delivery of goods and payment is generally one year or less. The Group started to generate product sales revenue since 2018. For the year ended December 31, 2019 and 2020, the Group’s product revenues were mainly generated from the sale of ZEJULA
(niraparib) and Optune (Tumor Treating Fields) to customers.
In China, the Group sells the products to distributors, who ultimately sell the products to health care providers. Based on the nature of the arrangements, the performance obligations are satisfied upon the products delivery to distributors. Rebates are offered to distributors, consistent with pharmaceutical industry practices. The estimated amount of unpaid or unbilled rebates are recorded as a reduction of revenue if any. Estimated rebates are determined based on contracted rates, sales volumes and distributor inventories. The Group regularly reviews the information related to these estimates and adjusts the amount accordingly.
In Hong Kong, the Group sells the products to customers, which are typically healthcare providers such as oncology centers. The Group utilizes a third party for warehousing services. Based on the nature of the arrangement, the Group has determined that it is a principal in the transaction since the Group is primarily responsible for fulfilling the promise to provide the products to the customers, maintains inventory risk until delivery to the customers and has latitude in establishing the price. Revenue was recognized at the amount to which the Group expected to be entitled in exchange for the sale of the products, which is the sales price agreed with the customers. Consideration paid to the third party is recognized in operating expenses.
The Group didn’t recognize any contract assets and contract liabilities as of December 31, 2019 and 2020.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

(t) Research and development expenses
Elements of research and development expenses primarily include (i) payroll and other related costs of personnel engaged in research and development activities;
(ii) in-licensed
patent rights fees of exclusive development rights of products granted to the Group; (iii) costs related to pre-clinical
testing of the Group’s technologies under development and clinical trials such as payments to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), investigators and clinical trial sites that conduct our clinical studies; (iv) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses; and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to the Group’s research and development services and have no alternative future uses.
The Group has acquired rights to develop and commercialize product candidates. Upfront payments that relate to the acquisition of a new product compound, as well as pre-commercial
milestone payments, are immediately expensed as acquired
in-process
research and development in the period in which they are incurred, provided that the new product compound did not also include processes or activities that would constitute a “business” as defined under U.S. GAAP, and the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Milestone payments made to third parties subsequent to regulatory approval which meet the capitalization criteria would be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product. If the conditions enabling capitalization of development costs as an asset have not yet been met, all development expenditures are recognized in profit or loss when incurred.
(u) Deferred income
Deferred income mainly consists of deferred income from government grants, American Depositary Receipts (the “ADR”) Program Agreement with ADR depositary bank (the “DB”) in July 2017 and the upfront payments received from Huizheng (Shanghai) Pharmaceutical Technology Co., Ltd. (“Hanhui”).
Government grants consist of cash subsidies received by the Group’s subsidiaries in the PRC from local governments. Grants received as incentives for conducting business in certain local districts with no performance obligation or other restriction as to the use are recognized when cash is received. Cash grants of $1,332, $2,151 and $7,289 were included in other income for the years ended December 31, 2018, 2019 and 2020, respectively. Grants received with government specified performance obligations are recognized when all the obligations have been fulfilled. If such obligations are not satisfied, the Group may be required to refund the subsidy. Cash grants of $2,023 and $2,519 were recorded in deferred income as of December 31, 2019 and 2020 respectively, which will be recognized when the government specified performance obligation is satisfied.
According to the ADR program agreement, the Group has the right to receive reimbursements for using DB’s services, subject to the compliance by the Group with the terms of the agreement. The Group performed a detail assessment of the requirements and recognizes the reimbursements it expects to be entitled to over the five-year contract term as other income. For the years ended December 31, 2018, 2019 and 2020, $312, $312 and $312 were recorded in other income, respectively. $858 and $546 were recorded in deferred income as of December 31, 2019 and 2020, respectively.
In March 2020, the Group entered into an exclusive promotion agreement with Hanhui. Under the terms of the agreement, the Group will leverage Hanhui’s existing infrastructure to optimize an anticipated future commercial

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

launch of omadacycline in China given that omadacycline is a broad-spectrum antibiotic in both the hospital and community care facilities. In exchange for the exclusive promotion rights in China, Hanhui has agreed to pay the Group a non-creditable, upfront payment in the amount of

RMB230,000,
of
which RMB90,000 was received in April 2020. The Group assessed and determined that the income recognition criteria was not met and recorded the upfront payment as deferred income. As of December 31, 2020, a total amount of RMB
90,000
($13,793) was recorded in deferred income.
(v) Comprehensive loss
Comprehensive loss is defined as the changes in equity of the Group during a period from transactions and o
t
her events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220,
Comprehensive Income
, requires that all items that are required to be recognized under current accounting standards as components of comprehensive loss be reported in a financial statement that is displayed with the same prominence as other financial statements. For each of the periods presented, the Group’s comprehensive loss includes net loss and foreign currency translation adjustments, which are presented in the consolidated statements of comprehensive loss.
(w) Share-based compensation
The Group grants share options and
non-vested
restricted shares to eligible employees, management and directors and accounts for these share-based awards in accordance with ASC 718,
Compensation-Stock Compensation.
Employees’ share-based awards are measured at the grant date fair value of the awards and recognized as expenses (i) immediately at grant date if no vesting conditions are required; or (ii) using graded vesting method over the requisite service period, which is the vesting period.
All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.
To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed.
The Group determined the fair value of the stock options granted to employees using the Black-Scholes option valuation model.
Awards Granted to
Non-Employees
The Group grants share options to eligible
Non-Employees
and accounts for these share-based awards in accordance with ASC 718,
Compensation-Stock Compensation.
Non-Employees’
share-based awards are measured at the grant date fair value of the awards and recognized as expenses (i) immediately at grant date if no vesting conditions are required; or (ii) using graded vesting method over the requisite service period, which is the vesting period. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

issued, whichever is more reliably measurable. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. The Group determined the fair value of the stock options granted to
Non-Employees
using the Black-Scholes option valuation model.
(x) Income taxes
Income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances; (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority; and
(iii) non-current
tax expense, which represents the increases and decreases in amounts related to uncertain tax positions from prior periods and not settled with cash or other tax attributes.
The Group recognizes deferred tax assets and liabilities for temporary differences between the financial statement and income tax bases of assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Group evaluates its uncertain tax positions using the provisions of ASC 740,
Income Taxes
, which requires that realization of an uncertain income tax position be recognized in the financial statements. The benefit to be recorded in the financial statements is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. It is the Group’s policy to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense. No unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented.
(y) Earnings (loss) per share
Basic earnings (loss) per ordinary share is computed by dividing net income (loss) attributable to ordinary shareholders by weighted average number of ordinary shares outstanding during the period.
Diluted earnings (loss) per ordinary share reflects the potential dilution that could occur if securities were exercised or converted into ordinary shares. The Group had stock options and non-vested
restricted shares, which could potentially dilute basic earnings (loss) per share in the future. To calculate the number of shares for diluted earnings (loss) per share, the effect of the stock options and non-vested
restricted shares is computed using the treasury stock method. The computation of diluted earnings (loss) per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.
(z) Segment information
In accordance with ASC 280,
Segment Reportin
g, the Group’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results when making decisions about allocating resources and assessing performance of the Group as a whole and hence, the Group has only one reportable segment. The Group does not distinguish between markets or segments for the purpose of internal reporting. As the Group’s long-lived assets are substantially located in and derived from China, no geographical segments are presented.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

(aa) Concentration of risks
Concentration of customers
The following customers accounted for 10% or more of revenue for the years en
d
ed December 31, 2018, 2019 and 2020:

	Year ended December 31,
	2018	2019	2020
	$	$	$
A	51	5,397	*
B	34	*	*
C	14	*	*
D	*	4,682	*
E	*	*	15,774

*	Represents less than 10% of revenue for the years ended December 31, 2018, 2019 and 2020.
Concentration of suppliers
The following suppliers accounted for 10% or more of research and development expenses and the inventory purchases for the years ended December 31, 2018, 2019 and 2020:

	Year ended December 31,
	2018	2019	2020
	$	$	$
A	25,515	*	*
B	14,664	*	*
C	*	27,966	*
D	*	18,362	*
E	*	*	33,564
F	*	*	26,710

*	Represents less than 10% of research and development expenses and the inventory purchases for the years ended December 31, 2018, 2019 and 2020.
Concentration of credit risk
Financial instruments that are potentially subject to significant concentration of credit risk consist of cash and cash equivalents, and short-term investments. The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. As of December 31, 2019 and 2020, all of the Group’s cash and cash equivalents and short-term investments were held by major financial institutions located in the PRC and international financial institutions outside of the PRC which management believes are of high credit quality and continually monitors the credit worthiness of these financial institutions.
Foreign currency risk
RMB is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Group included aggregated amounts of RMB47,168 and RMB155,934, which were denominated in RMB, as of December 31, 2019 and 2020, respectively, representing 9% and 5% of the cash and cash equivalents as of December 31, 2019 and 2020, respectively.
(ab) Recent accounting pronouncements
Adopted Accounting Standards
In June 2016, the FASB issued ASU
2016-13,
Credit Losses, Measurement of Credit Losses on Financial Instruments
, which has subsequently been amended by ASU
2018-19,
ASU
2019-04,
ASU
2019-05,
ASU
2019-10,
ASU
2019-11
and ASU
2020-03.
This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard has replaced incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standards are to be applied using a modified retrospective approach and are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted.
The Group adopted the standard on January 1, 2020. Based on the composition of the Group’s trade receivables and investment portfolio, the adoption of this standard did not have a material impact on the Group’s financial position or results of operations upon adoption. The Group has updated its accounting policy for accounts receivable and is providing additional disclosure about its allowance for credit losses, as required by the standard, upon adoption. The impact of other financial instrument is not material.
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement (Topic 820):
Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
. This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain disclosures required by this guidance must be applied on a retrospective basis and others on a prospective basis. The guidance is effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted. The Group adopted this standard on January 1, 2020. There was no impact to the Group’s financial position or results of operations upon adoption as the Group did not have any financial instruments that are measured as level 3.
In November 2018, the FASB issued ASU
2018-18,
Collaborative Arrangements (Topic 808)
: Clarifying the Interaction between Topic 808 and Topic 606. This update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The update is effective in fiscal years beginning after December 15, 2019, and interim periods therein, and early adoption is permitted for entities that have adopted ASC 606. The Group adopted this standard on January 1, 2020. There was no material impact to the Group’s financial position or results of operations upon adoption.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Future Adoption of Accounting Standards
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740):
Simplifying the Accounting for Income Taxes
. This update simplifies the accounting for income taxes as part of the FASB’s overall initiative to reduce complexity in accounting standards. The amendments include removal of certain exceptions to the general principles of ASC 740,
Income taxes
, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The update is effective in fiscal years beginning after Dec
e
mber 15, 2020, and interim periods therein, and early adoption is permitted. Certain amendments in this update should be applied retrospectively or modified retrospectively, all other amendments should be applied prospectively. The Group is currently evaluating the impact on its financial statements of adopting this guidance.

3.	Cash and cash equivalents

	As of December 31,
	2019	2020
	$	$
Cash at bank and in hand	75,111	441,283
Cash equivalents	821	833

	75,932	442,116

Denominated in:
US$	62,478	297,813
RMB (note (i))	6,761	23,898
Hong Kong dollar (“HK$”)	5,948	119,695
Australian dollar (“A$”)	745	710

	75,932	442,116

Note:

(i)
Certain cash and bank balances denominated in RMB were deposited with banks in the PRC. The conversion of these RMB denominated balances into foreign currencies is subject to the rules and regulations of foreign exchange control promulgated by the PRC government.

4.	Restricted cash, non-current
The Group’s restricted cash balance of $510 and $743 as of December 31, 2019 and 2020 was long-term bank deposits held as collateral for issuance of letters of credit. These deposits will be released when the related letters of credit are settled by the Group.

5.	Short-term investments
Short-term investments are primarily comprised of
time deposits with original maturities between three months and one year. For the years ended December 31, 2018, 2019 and 2020, the Group recorded the interest income of $2,359, $7,778 and $4,860
, respectively, from the short-term investments in the consolidated statements of operations.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

As of December 31, 2020, the Group’s short-term investments consisted entirely of short-term held to maturity debt instruments with high credit ratings,
which were determined to have
no
risk of expected credit loss. Accordingly,
no
allowance for credit loss was recorded as of December 31, 2019 and 2020.

6.	Accounts receivable
The roll-forward of the allowance for credit losses related to accounts receivable for the year ended December 31, 2020 consists of the following activity:

Allowance for Credit Losses
$
Balance as of December 31, 2019	—
Current period provision for expected credit losses	1
Amounts written-off	—
Recoveries of amounts previously written-off	—

Balance as of December 31, 2020	1

The Group did not have any allowance for credit losses for the years ended December 31, 2018 and 2019.

7.	Inventories
The Group’s inventory balance of $6,005 and $13,144 as of December 31, 2019 and 2020,
respectively, mainly consisted of finished goods purchased from Tesaro Inc., now GlaxoSmithK
l
ine (GSK) and NovoCure Limited (“NovoCure”) for distribution in Hong Kong, as well as finish goods and certain raw materials for ZEJULA commercialization in China.

	As of December 31,
	2019	2020
	$	$
Finished goods	593	3,041
Raw materials	5,412	10,103

Inventories	6,005	13,144

The Group write-down inventory for any excess or obsolete inventories or when the Group believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2018, 2019 and 2020, the Group recorded write-downs of $
Nil
,
 $Nil and $
29
, respectively, in cost of revenues.

8.	Investments in equity investees
In June 2017, the Group entered into an agreement with three third-parties to launch JING Medicine Technology (Shanghai) Ltd. (“JING”), an entity which provides services for product
discovery and development, consultation and transfer of pharmaceutical technology. The capital contribution by the Group was RMB26,250 in cash,

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

representing 20% of the equity interest of JING, which was paid by the Group in 2017 and 2018. The Group accounts for this investment using the equity method of accounting due to the fact that the Group can exercise significant influence on the investee and recorded its share of loss in this investee of $587, $752 and $1,119 for the years ended December 31, 2018, 2019 and 2020, respectively.

9.	Property and equipment, net
Property and equipment consist of the following:

	As of December 31,
	2019	2020
	$	$
Office equipment	397	430
Electronic equipment	1,482	2,646
Vehicle	76	143
Laboratory equipment	5,854	11,933
Manufacturing equipment	11,049	12,198
Leasehold improvements	7,528	9,641
Construction in progress	428	2,423

	26,814	39,414
Less: accumulated depreciation	(5,461)	(10,252)

Property and equipment, net	21,353	29,162

Depreciation expenses for the years ended December 31, 2018, 2019 and 2020 were $1,634, $3,372 and $4,324, respectively.

10.	Lease
The Group leases facilities for office, research and development and manufacturing facilities in China, Hong Kong, and the United States.
Lease terms vary based on the nature of operations and the market dynamics, however, all leased facilities are classified as operating leases with remaining lease terms between one
and seven years.
Total lease expense related to short-term leases was insignificant for the year ended December 31, 2019 and 2020.
Supplemental information related to leases was as follows:

	Year ended December 31,
	2019	2020
	$	$
Operating fixed lease cost	3,245	4,539

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2019	2020
	$	$
Cash paid for amounts included in measurement of lease liabilities	2,778	4,056
Non-cash operating lease liabilities arising from obtaining operating right-of-use assets	10,876	6,393
The maturities of lease liabilities in accordance with
Leases (Topic 842)
in each of the next five years and thereafter as of December 31, 2020 were as follows:

Year ended December 31
$
2021	5,434
2022	4,362
2023	2,401
2024	2,238
2025	2,192
Thereafter	2,610
Total lease payments	19,237
Less: imputed interest	(639)

Present value of minimum operating lease payments	18,598

Weighted-average remaining lease terms and discount rates are as follows:

	Year ended December 31,
	2019	2020
Weighted-average remaining lease term	4.4 years	5.0 years
Weighted-average discount rate	3.1%	2.3%

11.	Revenue
The Group’s revenue is primarily derived from the sale of ZEJULA and Optune in China and Hong Kong. The table below presents the Group’s net product sales for the years ended December 31, 2018, 2019 and 2020.

	Year ended December 31,
	2018	2019	2020
	$	$	$
Product revenue — gross	129	12,985	57,355
Less: Rebate and sales return	—	—	(8,397)

Product revenue — net	129	12,985	48,958

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Sales rebates are offered to distributors in China and the amounts are recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates, sales volumes and distributor inventories.
The following table disaggregates net revenue by product for the years ended December 31, 2018, 2019 and 2020:

	Year ended December 31,
	2018	2019	2020
	$	$	$
ZEJULA	129	6,625	32,138
Optune	—	6,360	16,418
Others	—	—	402

Total product revenue — net	129	12,985	48,958

12.	Income Tax
Cayman Islands (“Cayman”)
Zai Lab Limited, ZLIP Holding Limited, Zai Auto Immune Limited, and Zai Anti Infectives Limited are incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, Zai Lab Limited, ZLIP Holding Limited, Zai Auto Immune Limited, and Zai Anti Infectives Limited are not subject to tax on income or capital gain. Additionally, the Cayman Islands does not impose a withholding tax on payments of dividends to shareholders.
British Virgin Islands Taxation (“BVI”)
ZL Capital Limited is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, ZL Capital Limited is not subject to income tax.
Australia (“AUST”)
Zai Lab (AUST) Pty., Ltd. is incorporated in Australia and is subject to corporate income tax at a rate of 30%. Zai Lab (AUST) Pty., Ltd. has no taxable income for all periods presented, therefore, no provision for income taxes is required.
United States. (“U.S.”)
Zai Lab (US) LLC is incorporated
in U.S. and is subject to U.S. federal corporate income tax at a rate of 21%. Zai Lab (US) LLC is also subject to state income tax in Delaware. Zai Lab (US) LLC has no taxable income for all periods presented, therefore, no provision for income taxes is required.
Hong Kong (“HK”)
Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited are incorporated in Hong Kong. Companies registered in Hong Kong

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

are subject to Hong Kong profits tax on the taxable income as reported in their respective statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Under the two-tiered
profits tax rates regime in Hong Kong, the first HK$2 million of profits of the qualifying group entity will be taxed at 8.25%, and profits above HK$2 million will be taxed at 16.5%. For the years ended December 31, 2018, 2019 and 2020, Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong for any of the periods presented. Under the Hong Kong tax law, Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited are exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.
PRC
Under PRC’s Enterprise Income Tax Law (“EIT Law”), the statutory income tax rate is 25%, and the EIT rate will
be reduced to 15% for state-encouraged High and New Technology Enterprises (“HNTE”). Zai Lab (Shanghai) Co., Ltd., first obtained a HNTE certificate in 2018 and began to enjoy the preferential tax rate of 15% from 2018 to 2020. Zai Lab International Trading (Shanghai) Co., Ltd., Zai Lab (Suzhou) Co., Ltd., Zai Biopharmaceutical (Suzhou) Co., Ltd., and Zai Lab Trading (Suzhou) Co., Ltd. are subject to the statutory rate of 25%.
No provision for income taxes has been required to be accrued because the Company and all of its subsidiaries are in cumulative loss positions for all the periods presented.
Loss (income) before income taxes consists of:

	Year ended December 31,
	2018	2019	2020
	$	$	$
Cayman	1,218	(3,241)	2,612
BVI	2	2	3
PRC	127,711	185,239	220,813
HK	7,778	3,271	20,022
US	2,351	9,786	24,616
AUST	15	14	839

	139,075	195,071	268,905

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Reconciliations of the differences between the PRC statutory income tax rate and the Group’s effective income tax rate for the years ended December 31, 2018, 2019 and 2020 are as follows:

	Year ended December 31,
	2018	2019	2020
Statutory income tax rate	25%	25%	25%
Share-based compensations	(1.93%)	(1.51%)	(1.36%)
Non-deductible expenses	(0.38%)	(0.39%)	(1.17%)
Prior year tax filing adjustment	1.55%	1.93%	1.78%
Effect of different tax rate of subsidiary operation in other jurisdictions	(0.76%)	0.07%	(1.04%)
Preferential tax rate	—	(9.14%)	(7.48%)
Effect of change in tax rate	—	(9.15%)	—
Changes in valuation allowance	(23.48%)	(6.81%)	(15.73%)

Effective income tax rate	—	—	—

The principal components of the deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2018	2019	2020
	$	$	$
Deferred tax assets:
Depreciation of property and equipment, net	15	57	84
Government grants	187	325	400
Deferred revenue	—	—	2,069
Public welfare donations	—	—	7,627
Net operating loss carry forwards	49,726	62,833	94,954
Less: valuation allowance	(49,928)	(63,215)	(105,134)

Deferred tax assets, net	—	—	—

The Group considers positive and negative evidence to determine whether some portion or all of the deferred tax assets will be more likely than not realized. This assessment considers, among other matters, the nature, frequency and severity of recent losses and forecasts of future profitability. These assumptions require significant judgment and the forecasts of future taxable income are consistent with the plans and estimates the Group is using to manage the underlying businesses. Valuation allowances are established for deferred tax assets based on a more likely than not threshold. The Group’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carry forward periods provided for in the tax law. In 2019 and 2020, the Group has determined that the deferred tax assets on temporary differences and net operating loss carry forwards are related to certain subsidiaries, for which the Group is not able to conclude that the future realization of those net operating loss carry forwards and other deferred tax assets are more likely than not. As such, it has fully provided valuation allowance for the deferred tax assets as of December 31, 2019 and 2020. Amounts of operating loss carry forwards were $204,693, $403,460 and $605,226 for the years ended December 31, 2018, 2019 and 2020, respectively, which are expected to expire from 2021 to 2030.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Movement of the valuation allowance is as follows:

	2019	2020
	$	$
Balance as of January 1,	(49,928)	(63,215)
Additions	(13,287)	(41,919)

Balance as of December 31,	(63,215)	(105,134)

Uncertainties exist with respect to how the current income tax law in the PRC applies to the Group’s overall operations, and more specifically, with regard to tax residency status. The EIT Law includes a provision specifying that legal entities organized outside of the PRC will be considered residents for Chinese income tax purposes if the place of effective management or control is within the PRC. The implementation rules to the EIT Law provide that non-resident
legal entities will be considered PRC residents if substantial and overall management and control over the manufacturing and business operations, personnel, accounting and properties, occurs within the PRC. Despite the present uncertainties resulting from the limited PRC tax guidance on the issue, the Group does not believe that the legal entities organized outside of the PRC within the Group should be treated as residents for EIT Law purposes. If the PRC tax authorities subsequently determine that the Company and its subsidiaries registered outside the PRC should be deemed resident enterprises, the Company and its subsidiaries registered outside the PRC will be subject to the PRC income taxes, at a rate of 25%. The Group is not subject to any other uncertain tax position.

13.	Short-term borrowings
On June 25, 2018, Zai Lab (Suzhou) Co. Ltd. entered into a three-year facility agreement for RMB25,000 with a local commercial bank, and the outstanding borrowing under this agreement was nil as of December 31, 2020. The borrowing is guaranteed by Zai Lab (Shanghai) Co. Ltd., with an average interest rate of 4.785%. For the year ended December 31, 2020, Zai Lab (Suzhou) Co. Ltd. repaid the outstanding principal of RMB25, 000. For the year ended December 31, 2019, Zai Lab (Suzhou) Co. Ltd. drawn down an aggregate of RMB
30, 000
of this loan and repaid the outstanding principal of RMB 25,000. For the year ended December 31, 2018, Zai Lab (Suzhou) Co. Ltd. drawn down an aggregate of RMB
20, 000
of this loan.
On December 12, 2018, Zai Biopharmaceutical (Suzhou) Co. Ltd. entered into a three-year facility agreement for RMB40,000 with a local commercial bank, the outstanding borrowing under this agreement was nil as of December 31, 2020. The borrowing is guaranteed by Zai Lab (Shanghai) Co., Ltd., with average interest rate of 4.785%. For the year ended December 31, 2020, Zai Biopharmaceutical (Suzhou) Co. Ltd. repaid the outstanding principal RMB20, 000. For the year ended December 31, 2019, Zai Biopharmaceutical (Suzhou) Co. Ltd.
drew
down an aggregate of RMB
20, 000
of this loan and repaid the outstanding principal of RMB5,000. For the year ended December 31, 2018, Zai Biopharmaceutical (Suzhou) Co. Ltd.
drew
down an aggregate of RMB
5, 000
of this loan.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

14.	Other current liabilities
Other current liabilities consist of followings:

	As of December 31,
	2019	2020
	$	$
Payroll	9,590	13,694
Professional service fee	774	3,128
Payables for purchase of property and equipment	416	788
Payables for purchase of intangible assets	—	70
Accrued rebate to distributors	—	7,067
Others (note (i))	2,394	5,449

Total	13,174	30,196

Note:

(i)	Others are mainly payments from employees for exercising the share-based compensations, tax payables, and payables related to travel and business entertainment expenses and conference fee.

15.	Loss per share
Basic and diluted net loss per share for each of the years presented are calculated as follow:

	For the years ended December 31,
	2018	2019	2020
Numerator:
Net loss attributable to ordinary shareholders	(139,075)	(195,071)	(268,905)
Denominator:
Weighted average number of ordinary shares- basic and diluted	52,609,810	64,369,490	77,667,743

Net loss per share-basic and diluted	(2.64)	(3.03)	(3.46)

As a result of the Group’s net loss for the three years ended December 31, 2018, 2019 and 2020, share options and non-vested
restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	As of December 31,
	2018	2019	2020
Share options	8,761,735	9,122,980	8,755,920
Non-vested restricted shares	1,112,001	743,268	541,750

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

16.	Related party transactions
The table below sets forth the major related party and the relationship with the Group as of December 31, 2020:

Company Name	Relationship with the Group
MEDx (Suzhou) Translational Medicine Co., Ltd. (Formerly known as Qiagen (Suzhou) translational medicine Co., Ltd)	Significant influence held by Samantha (Ying) Du’s (Director, Chairwoman and Chief Executive Officer of the Company) immediate family
For the years ended December 31, 2018, 2019 and 2020, the Group incurred $126, $234 and $678 research and development expense with MEDx (Suzhou) Translational Medicine Co., Ltd. for product
research and development services, respectively. All of the transactions are carried out with normal business terms and are on arms’ length basis.

17.	Share-based compensation
Share options
On March 5, 2015, the Board of Directors of the Company approved an Equity Incentive Plan (the “2015 Plan”) which is administered by the Board of Directors. Under the 2015 Plan, the Board of Directors may grant options to purchase ordinary shares to management including officers, directors, employees and individual advisors who render services to the Group to purchase an aggregate of no more than 4,140,945 ordinary shares of the Group (“Option Pool”). Subsequently, the Board of Directors approved the increase in the Option Pool to 7,369,767 ordinary shares.
In connection with the completion of the initial public offering (the “IPO”), the Board of Directors has approved the 2017 Equity Incentive Plan (the “2017 Plan”) and all equity-based awards subsequent to the IPO would be granted under the 2017 Plan.
In 2018, the Group granted 2,759,750 share options to certain management and employees of the Group at the exercise price ranging from $17.60 to $24.58 per share under the 2017 Plan. These options granted have a contractual term of 10 years and generally vest over a five-year period, with 20% of the awards vesting beginning on the anniversary date one year after the grant date.
In 2019, the Group granted 1,067,385 share options to certain management, employees and individual advisors of the Group at the exercise price ranging from $27.23 to $41.59 per share under the 2017 Plan. These options granted have a contractual term of ten years
and generally vest over a five or three-year period, with 20% or 33.3% of the awards vesting beginning on the anniversary date one year after the grant date.
In 2020, the Group granted 1,220,177 share options to certain management, employees and individual advisors of the Group at the exercise price ranging from $44.94 to $128.72 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a five or three-year period, with 20% or 33.3% of the awards vesting beginning on the anniversary date one year after the grant date.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

The following table presents the assumptions used to estimate the fair values of the share options granted in the years presented:

	2018	2019	2020

Risk-free rate of return	2.7%-3.2%	1.6%-2.5%	0.4%-0.8%
Contractual life of option	10 years	10 years	10 years
Expected term	6.5 years	6 or 6.5 years	6 or 6.5 years
Estimated volatility rate	70%	70%	70%
Expected dividend yield	0%	0%	0%
Fair value of underlying ordinary shares	$17.60-$24.58	$27.23-$41.59	$44.94-$128.72
A summary of option activity under the 2015 Plan and 2017 Plan during the years ended December 31, 2018, 2019 and 2020 is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		$	Years	$
Outstanding at January 1, 2018	6,548,377	1.28	8.06	130,669
Granted	2,759,750	21.15	—	—
Exercised	(256,065)	0.76	—	—
Forfeited	(290,327)	3.73	—	—
Outstanding at December 31, 2018	8,761,735	7.47	7.80	138,010
Granted	1,067,385	32.22	—	—
Exercised	(670,939)	1.57	—	—
Forfeited	(35,201)	25.99	—	—
Outstanding at December 31, 2019	9,122,980	10.73	7.16	281,562
Granted	1,220,177	63.98	—	—
Exercised	(899,361)	7.41	—	—
Forfeited	(687,876)	26.37	—	—
Outstanding at December 31, 2020	8,755,920	17.26	6.53	1,033,899

Vested and exercisable as of December 31, 2020	5,073,001	4.90	5.47	661,708
Vested or expected to vest as of December 31, 2020	8,755,920	17.26	6.53	1,033,899

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

The weighted-average grant-date fair value of the options granted in 2018, 2019 and 2020 were $14.03, $20.98 and $40.60 per share, respectively. The Group recorded compensation expense related to the options of $9,403, $14,925 and $18,695 for the years ended December 31, 2018, 2019 and 2020, respectively, which were classified in the accompanying consolidated statements of operations as follows:

	Year ended December 31,
	2018	2019	2020
	$	$	$
Selling, general and administrative	4,428	6,931	11,492
Research and development	4,975	7,994	7,203
Total	9,403	14,925	18,695

As of December 31, 2020, there was $71,909 of total unrecognized compensation expense related to unvested share options granted. That cost is expected to be recognized over a weighted-average period of 1.58 years.
Non-vested
restricted shares
In 2018, 62,500 ordinary shares were authorized for grant to the independent directors, respectively. The restricted shares shall vest and be released from the restrictions in full on the first anniversary from the date of the agreement.
Upon termination of an independent director’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In 2018, 694,500 ordinary shares were authorized for grant to certain management.
One fifth
of the restricted shares shall vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In 2019, 50,000 ordinary shares were authorized for grant to the independent directors, respectively. The restricted shares shall vest and be released from the restrictions in full on the first anniversary from the date of the agreement.
Upon termination of an independent director’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In 2019, 121,000 ordinary shares were authorized for grant to certain management.
One fifth
of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In 2020, 50,000 ordinary shares were authorized for grant to the independent directors. The restricted shares will
vest and be released from the restrictions in full on the first anniversary from the date of the agreement. Upon termination of the independent directors’ service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In 2020, 109,250 ordinary shares were authorized for grant to certain management. One fifth of the restricted shares will
vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

The Group measured the fair value of the
non-vested
restricted shares as of respective grant dates and recognized the amount as compensation expense over the deemed service period using a graded vesting attribution model on a straight-line basis.
The following table summarized the Group’s
non-vested
restricted share activity in 2020:

	Numbers of non-vested restricted shares	Weighted average grant date fair value
		$
Non-vested as of January 1, 2019	1,112,001	15.13
Granted	171,000	27.55
Vested	(539,733)	8.97
Non-vested as of December 31, 2019	743,268	22.45
Granted	159,250	74.55
Vested	(225,768)	22.98
Forfeited	(135,000)	23.20

Non-vested as of December 31, 2020	541,750	37.36

As of December 31, 2020, there was $16,335 of total unrecognized compensation expense related to non-vested
restricted shares. The Group recorded compensation expense related to the restricted shares of $2,826, $5,366 and $6,135 for the years ended December 31, 2018, 2019 and 2020, respectively, which were classified in the accompanying consolidated statements of operations as follows:

	Year ended December 31,
	2018	2019	2020
	$	$	$
Selling, general and administrative	2,206	3,643	4,226
Research and development	620	1,723	1,909

Total	2,826	5,366	6,135

18.	Accumulated other comprehensive income (loss)
The movement of accumulated other comprehensive income (loss) is as follows:

Foreign currency translation adjustments
$
Balance as of January 1, 2018	450
Other comprehensive income	2,212
Balance as of December 31, 2018	2,662
Other comprehensive income	1,958
Balance as of December 31, 2019	4,620
Other comprehensive loss	(19,144)

Balance as of December 31, 2020	(14,524)

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

19.	Licenses and collaborative arrangement
The following is a description of the Group’s significant ongoing collaboration agreements for the years ended December 31, 2020.
License and collaboration agreement with GSK
In September 2016,

the Group entered into a collaboration, development and license agreement with Tesaro, Inc, a company later acquired by GSK, pursuant to which it obtained an exclusive sublicense under certain patents and know-how of GSK (including such patents and know-how licensed from Merck, Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., and AstraZeneca UK Limited) to develop, manufacture and commercialize GSK’s proprietary PARP inhibitor, niraparib, in China, Hong Kong and Macau for the diagnosis and prevention of any human diseases or conditions (other than prostate cancer). We also obtained the right of first negotiation to obtain a license to develop and commercialize certain follow-on compounds of niraparib being developed by GSK in the licensed territory. Under the agreement, the Group agreed not to research, develop or commercialize certain competing products, and we also granted GSK the right of first refusal to license certain immuno-oncology assets developed by us.

In February 2018,
the Group entered into an amendment with GSK that eliminated GSK’s option to co-market niraparib in the licensed territory.
Under the terms of the agreement, the Group made an upfront payment of $15,000 and accrued two development milestone payments totaling
$4,500 to
GSK
. On top of those, if the Group achieves other specified regulatory, development and commercialization milestones, the Group may be additionally required to pay further milestone payments up to $36,000 to
GSK
. In addition, if the Group successfully develops and commercializes the licensed products, the Group will pay
GSK
tiered royalties on the net sales of the licensed products, until the later of the expiration of the last-to-expire
licensed patent covering the licensed product, the expiration of regulatory exclusivity for the licensed product, or the tenth anniversary of the first commercial sale of the licensed product, in each case on a product-by-product
and
region-by-region
basis.
The Group has the right to terminate this agreement at any time by providing written notice of termination.
License and collaboration agreement with Paratek Bermuda Ltd. (“Paratek”)
In April 2017,
the Group entered into a license and collaboration agreement with Paratek Bermuda Ltd., a subsidiary of Paratek Pharmaceuticals, Inc., pursuant to which it obtained both an exclusive license under certain patents and know-how of Paratek and an exclusive sub-license under certain intellectual property that Paratek licensed from Tufts University to develop, manufacture and commercialize products containing omadacycline (ZL-2401) as an active ingredient in Greater China in the field of all human therapeutic and preventative uses other than biodefense. Under certain circumstances, the exclusive sub-license to certain intellectual property Paratek licensed from Tufts University may be converted to a non-exclusive license if Paratek’s exclusive license from Tufts University is converted to a non-exclusive license under the Tufts Agreement. The Group also obtained the right of first negotiation to be Paratek’s partner to develop certain derivatives or modifications of omadacycline in our licensed territory. Paratek retains the right to manufacture the licensed product in our licensed territory to support development and commercialization of the same outside our licensed territory. The Group also granted to Paratek a non-exclusive license to certain of our intellectual property. Under the agreement, the Group agreed not to commercialize certain competing products in our licensed territory.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Under the terms of the agreement, the Group made an upfront payment of $7,500 to Paratek and two milestone payments totaling $8,000 to Paratek and the Group may be required to pay further milestone payments of up to an aggregate of $46,500 to Paratek for the achievement of certain development and sales milestone events. In addition, the Group will pay to Paratek tiered royalties on the net sales of licensed products, until the later of the abandonment, expiration or invalidation of the last-to-expire
licensed patent covering the licensed product, or the eleventh anniversary of the first commercial sale of the licensed product, in each case on a product-by-product
and
region-by-region
basis.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Paratek.
License and collaboration agreement with Five Prime Therapeutics, Inc. (“Five Prime”)
In December 2017,
the Group entered into a license and collaboration agreement with Five Prime, pursuant to which it obtained an exclusive license under certain patents and know-how of Five Prime to develop and commercialize products containing Five Prime’s proprietary afucosylated FGFR2b antibody known as bemarituzumab (FPA144) as an active ingredient in the treatment or prevention of any disease or condition in humans in Greater China.
Under the terms of the agreement, the Group made an upfront payment of $5,000 and a milestone payment of $2,000 to Five Prime. Additionally, the Group may be required to pay further development and regulatory milestone payments of up to an aggregate of $37,000 to Five Prime. The Group is also be obligated to pay Five Prime a royalty, on a licensed product-by-licensed
product and
region-by-region
basis, depending on the number of patients the Group enrolls in the bemarituzumab study, subject to reduction in certain circumstances, on net sales of each licensed product in the licensed territory until the latest of (i) the 11th anniversary of the first commercial sale of such licensed product in such region, (ii) the expiration of certain patents covering such licensed product in such region, and (iii) the date on which any applicable regulatory, pediatric, orphan product
or data exclusivity with respect to such licensed product expires in such region.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Five Prime.
License and collaboration agreement with Entasis Therapeutics Holdings Inc.(“Entasis”)
In April 2018,
the Group entered into a license and collaboration agreement with Entasis, pursuant to which it obtained an exclusive license under certain patents and know-how of Entasis to develop and commercialize products containing Entasis’ proprietary compounds known as durlobactam (ETX2514) and Sulbactam (ETX2514SUL) as an active ingredient with the possibility of developing and commercializing a combination of such compounds with Imipenem in all human diagnostic, prophylactic and therapeutic uses in Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand and Japan. The Group’s rights to develop and commercialize the licensed products are limited to the lead product (Sulbactam) until such lead product receives initial FDA approval in the United States.
Under the terms of the agreement, the Group made an upfront payment of $5,000 and two development milestone payments totaling $7,000 to Entasis. Additionally, the Group may be required to pay Entasis development,

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

regulatory and research milestone payments (other than existing ones) and commercial milestone payments of up to an aggregate of $91,600. The Group is also responsible for a portion of the costs of the global pivotal Phase III clinical trial of
SUL-DUR
outside of the territory. The Group is also obligated to pay Entasis a royalty based on a percentage of net sales of licensed products, depending on the amount of net sales of licensed products in the territory, subject to reduction in certain circumstances, until, with respect to a licensed product in a region in the territory, the latest of (i) the 10th anniversary of the first commercial sale of such licensed product in such region, (ii) the expiration of certain patents covering such licensed product in such region, and (iii) the date on which any applicable regulatory, pediatric, orphan product or data exclusivity with respect to such licensed product expires in such region.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Entasis.
License and collaboration agreement with Crescendo Biologics Ltd. (“Crescendo”)
In May 2018, the Group and Crescendo entered into an exclusive, worldwide licensing agreement, under which the Group will develop, commercialize, and manufacture a topical, innovative antibody VH domain therapeutic for potential application in inflammatory indications.
Under the terms of the agreement, Crescendo granted to the Group a worldwide exclusive license to develop and commercialize its product
candidate for all indications. The Group will be responsible for conducting all regulatory filings, clinical studies, and commercialization activities, with both companies participating in a Joint Development Committee.
In October 2020, the Group and Crescendo entered into a supplemental license agreement, under which Crescendo granted to the Group a non-exclusive,
worldwide license to use the Crescendo VH HLEs in connection with the development, commercialization, manufacture and other exploitation of VH HLE licensed products.
Under the terms of these two
agreements, the Group paid two upfront fe
es
of
$4,500 and two milestone payments of $2,000
, to Crescendo, and the Group will provide development, regulatory, and commercial milestones for multiple indications up to an aggregate of
$302,075. Crescendo will also be eligible to receive tiered royalties on global sales.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Crescendo.
License and collaboration agreement with NovoCure Limited (“NovoCure”)
In September 2018,
the Group entered into a license and collaboration agreement with NovoCure, pursuant to which it obtained an exclusive license under certain patents and know-how of NovoCure to develop and commercialize Tumor Treating Fields products in all human therapeutic and preventative uses in the field of oncology in Greater China.
Under the terms of the agreement, the Group paid an upfront license fee in the amount of $15,000 and two milestone payments of $10,000 to Novocure. The Group also agreed to pay certain development, regulatory and

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

commercial milestone payments up to an aggregate of $68,000, and tiered royalties at percentage rates on the net sales of the Licensed Products in the Territory. The Group will purchase licensed products exclusively from Novocure at Novocure’s fully burdened manufacturing cost.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Novocure.
License and collaboration agreement with MacroGenics Inc. (“MacroGenics”)
In November 2018, The Group entered into a collaboration agreement with MacroGenics, pursuant to which it obtained an exclusive license under certain patents and know-how of MacroGenics to develop and commercialize margetuximab, tebotelimab (MGD-013) and an undisclosed multi-specific TRIDENT molecule in pre-clinical
development, each as an active ingredient in all human fields of use, except to the extent limited by any applicable third party agreement of MacroGenics in Greater China.
Under the terms of the agreement, the Group paid an upfront license fee of $25,000 and two milestone payments in total of $4,000 to MacroGenics. The Group also agreed to pay certain development and regulatory-based milestone payments up to an aggregate of $136,000, and tiered royalties at percentage rates for net sales of Margetuximab, tebotelimab and TRIDENT molecule in the territory.
The Group has the right to terminate this agreement at any time by providing written notice of termination to MacroGenics.
License and collaboration agreement with Deciphera Pharmaceuticals, LLC (“Deciphera”)
In June 2019,
the Group entered into a license agreement with Deciphera, pursuant to which it obtained an exclusive license under certain patents and know-how of Deciphera to develop and commercialize products containing ripretinib in the field of the prevention, prophylaxis, treatment, cure or amelioration of any disease or medical condition in humans in Greater China.
Under the terms of the agreement, the Group paid Deciphera an upfront license fee of $20,000 and two milestone payments
of $7,000. The Group also agreed to pay certain additional development, regulatory and commercial milestone payments up to an aggregate of $178,000, and tiered royalties on the net sales of the licensed products in the territory.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Deciphera.
License and collaboration agreement with Incyte Corporation (“Incyte”)
In July 2019,
the Group entered into a collaboration and license Agreement with Incyte, pursuant to which it obtained an exclusive license under certain patents and know-how of Incyte to develop, and commercialize products containing retifanlimab (INCMGA012) as an active ingredient in the treatment, palliation, diagnosis or prevention of diseases in the fields of hematology or oncology in humans in Greater China.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Under the terms of agreement, the Group paid Incyte an upfront license fee of $17,500. The Group also agreed to pay certain development, regulatory and commercial milestone payments of up to an aggregate of $60,000, and tiered royalties at percentage rates on the net sales of retifanlimab in Greater China
.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Incyte.
Collaboration agreement with Regeneron Pharmaceuticals, Inc (“Regeneron”)
In April 2020,
the Group entered into a collaboration agreement with Regeneron Ireland Designated Activity Company, an affiliate of Regeneron pursuant to which it obtained for Greater China the oncology development and exclusive commercialization rights for products containing odronextamab as the sole active ingredient.
The Group will make payments to Regeneron based on net sales, such that Regeneron shares in a significant portion of any potential profits. Regeneron will be responsible for the manufacture and supply of odronextamab for the Group’s development and commercialization in the region.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Regeneron.
License agreement with Turning Point Therapeutics Inc (“Turning Point”)
In July 2020
,
the Group entered into an exclusive license agreement with Turning Point pursuant to which Turning Point exclusively licensed to the Group the rights to develop and commercialize products containing repotrectinib as an active ingredient in all human therapeutic indications, in Greater China.
Under the terms of the agreements, the Group paid an upfront payment of $25,000 to Turning Point. Turning Point is also eligible to receive up to $151,000 in development, regulatory and sales milestones. Turning Point will also be eligible to receive mid-to-high
teen royalties based on annual net sales of repotrectinib in mainland China, Hong Kong, Macau and Taiwan.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Turning Point.
License agreement with Cullinan Pearl Corp. (“Cullinan”)
In December 2020,
the Group entered into a license agreement with Cullinan Pearl, a subsidiary of Cullinan Management, Inc., formerly Cullinan Oncology, LLC, or Cullinan, pursuant to which it obtained an exclusive license under certain patents and know-how of Cullinan to develop, manufacture and commercialize products containing CLN-081 as an active ingredient in all uses in humans and animals in Greater China.
Under the terms of the agreement, the Group accrued an upfront payment of $20,000 to Cullinan. Cullinan is also eligible to receive up to $211,000 in development, regulatory and sales-based milestone payments. Cullinan is also eligible to receive high-single-digit to low-teen
tiered royalties based on annual net sales of
CLN-081
in Greater China.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

The Group has the right to terminate this agreement at any time by providing written notice of termination to Cullinan.
License agreement with Takeda Pharmaceutical Company Limited (“Takeda”)
In December 2020, the Group entered into an exclusive license agreement with Takeda. Under the terms of the license agreement, Takeda exclusively licensed to the Group the right to exploit products in the licensed field during the term.
Under the terms of the agreement, the Group accrued an upfront payment of $6,000 to Takeda. Takeda is also eligible to receive up to $481,500 in development, regulatory and sales-based milestone payments. Takeda is also eligible to receive high-single-digit to low-teen
tiered royalties based on net sales of each product sold by selling party during each year of the applicable royalty term.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Takeda.
As noted above, the Group has entered into various license and collaboration agreements with third party licensors to develop and commercialize product candidates. Based on the terms of these agreements the Group is contingently obligated to make additional material payments upon the achievement of certain contractually defined milestones. Based on management’s evaluation of the progress of each project noted above, the licensors will be eligible to receive from the Group up to an aggregate of approximately $2,514,147 in future milestone payments upon the achievement of contractually specified development milestones, such as regulatory approval for the product candidates, which may be before the Group has commercialized the product or received any revenue from sales of such product candidate, which may never occur.

20.	Restricted net assets
The Group’s ability to pay dividends may depend on the Group receiving distributions of funds from its PRC subsidiary. Relevant PRC statutory laws and regulations permit payments of dividends by the Group’s PRC subsidiary only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Group’s PRC subsidiary.
In accordance with the Company law of the PRC, a domestic enterprise is required to provide statutory reserves of at least 10% of its annual after-tax
profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the Board of Directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. The Group’s PRC subsidiary was established as domestic invested enterprise and therefore is subject to the above
-
mentioned restrictions on distributable profits.
During the years ended December 31, 2018, 2019 and 2020, no appropriation to statutory reserves was made because the PRC subsidiary had substantial losses during such periods.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of
10
% of
after-tax
income to be set aside, prior to payment of dividends, as general reserve fund, the Group’s PRC subsidiary is restricted in their ability to transfer a portion of their net assets to the Group.
Foreign exchange and other regulation in the PRC may further restrict the Group’s PRC subsidiary from transferring funds to the Group in the form of dividends, loans and advances. As of December 31, 2019, and 2020, amounts restricted are the paid-in
capital of the Group’s PRC subsidiaries, which amounted to $
155,858
and $
255,858
respectively.

21.	Employee defined contribution plan
Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Group’s PRC subsidiary make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,425, $5,406 and $4,373 for the years ended December 31, 2018, 2019 and 2020, respectively.

22.	Commitments and Contingencies

(a)	Purchase commitments
As of December 31, 2020, the Group’s commitments related to purchase of property and equipment contracted but not yet reflected in the consolidated financial statement were $4,143 and $362 which are expected to be incurred in the years ended December 31, 2021 and 2022, respectively.

(b)	Contingencies
The Group is a party to or assignee of license and collaboration agreements that may require it to make future payments relating to milestone fees and royalties on future sales of licensed products (Note 19).

23.	Subsequent events
In January 2021, the Group entered into a collaboration and license agreement with argenx BV
(“argenx”), pursuant to which the Group obtained an exclusive license under certain patents and know-how of argenx to develop and commercialize products containing efgartigimod as an active ingredient in all human and animal uses for any preventative or therapeutic indications in Greater China.
Under the terms of the agreement,
the Group will be responsible for recruiting patients in China to argenx’s global registrational trials for the development of efgartigimod. A
$75,000 upfront payment had been made to
argenx
through the issuance by the Group of 568,182 ordinary shares calculated at a price of $132.00 per share, with par value $0.00006 per share. In addition, the Group will make a guaranteed non-creditable,
non-refundable
development cost-sharing payment of $75,000 to
argenx
, and a cash payment of $25,000 upon the first regulatory approval of a licensed product by the U.S. Food and Drug Administration for Myasthenia Gravis.

Additionally, the Group will have the right to commercialize such licensed product in the territory, during which argenx
is eligible to receive tiered royalties based on annual net sales of all licensed product in the territory.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2018, 2019 and 2020
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

In January 2021
,
the Group entered into a license agreement with Turning Point pursuant to which the Group received an exclusive license under certain patents and know-how to develop and commercialize products containing Turning Point’s product candidate, TPX-0022, as an active ingredient in all human therapeutic indications in Greater China. The Group may, at its election and expense, subject to specified exceptions, participate in future global clinical studies of the licensed products through clinical trial sites in the licensed territory. In addition, the Group granted Turning Point a first right to negotiate a license outside the original licensed territory to a potential product candidate from one of the Group’s pipeline programs if the Group file an investigational new product application for the product candidate. The Group paid an upfront license fee in the amount of $
25,000
to Turning Point. The Group also agreed to pay certain development, regulatory and commercial milestone payments up to an aggregate of $336,000. Turning Point will also be eligible to receive mid-teen
to
low-twenty-percent
basis and subject to certain reduction royalties based on annual net sales of
TPX-0022
in Greater China.