Form 10-Q
period 2021-03-31
Zai Lab Ltd
filed 2021-05-10
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
.
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
.
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
of the Exchange Act).
    Yes  ☐    No
☒
As of April 30, 2021,

94,908,743

ordinary shares of the registrant, par value $0.00006 per share, were outstanding, of which
65,326,281

ordinary shares were held in the form of American Depositary Shares.

Zai Lab Limited
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form
10-Q
and the audited consolidated financial information and the notes thereto included in our Annual Report on Form
10-K
for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or SEC, on March 1, 2021.
This discussion contains certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially,” “contemplate,” “project,” “seek,” “target,” “would” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information, including all matters that are not historical facts. These forward-looking statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements because they relate to events and depend on circumstances that may or may not occur in the future. Factors that might cause such a difference include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form
10-K
and those “Risk Factors” discussed below in Part II, Item 1A. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form
10-Q,
speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Item 1. Financial Statements
Zai Lab Limited
Unaudited condensed consolidated balance sheets
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		As of
		March 31, 2021	December 31, 2020
	Notes	$	$
Assets
Current assets:
Cash and cash equivalents	3	1,013,420	442,116
Short-term investments	5	—	744,676
Accounts receivable (net of allowance of $2 and $1 as of March 31, 2021 and 2020, respectively)		8,815	5,165
Inventories	6	12,629	13,144
Prepayments and other current assets		14,321	10,935

Total current assets		1,049,185	1,216,036
Restricted cash, non-current	4	743	743
Investments in equity investees	7	1,473	1,279
Prepayments for equipment		244	274
Property and equipment, net	8	29,016	29,162
Operating lease right-of-use assets		16,652	17,701
Land use rights, net		7,784	7,908
Intangible assets, net		1,585	1,532
Long term deposits		910	862
Value added tax recoverable		23,698	22,141

Total assets		1,131,290	1,297,638

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		41,415	62,641
Current operating lease liabilities		5,602	5,206
Other current liabilities	11	45,639	30,196

Total current liabilities		92,656	98,043
Deferred income		16,657	16,858
Non-current operating lease liabilities		12,307	13,392

Total liabilities		121,620	128,293

Commitments and contingencies (Note 18)
Shareholders’ equity
Ordinary shares (par value of $0.00006 per share; 500,000,000 shares authorized, 88,519,172 and 74,666,725 shares issued and outstanding as of March 31, 2021 and 2020, respectively)		5	5
Additional paid-in capital		1,967,802	1,897,467
Accumulated deficit		(946,513)	(713,603)
Accumulated other comprehensive loss	15	(11,624)	(14,524)

Total shareholders’ equity		1,009,670	1,169,345

Total liabilities and shareholders’ equity		1,131,290	1,297,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited condensed consolidated statements of operations
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		Three Months Ended March 31,
		2021	2020
	Notes	$	$
Revenue	9	20,103	8,218
Expenses:
Cost of sales		(7,505)	(2,084)
Research and development		(203,852)	(33,742)
Selling, general and administrative		(35,838)	(18,714)

Loss from operations		(227,092)	(46,322)
Interest income		214	1,655
Interest expenses		—	(59)
Other expense , net		(6,227)	(3,125)

Loss before income tax and share of gain (loss) from equity method investment		(233,105)	(47,851)
Income tax expense	10	—	—
Share of gain (loss) from equity method investment		195	(137)

Net loss		(232,910)	(47,988)

Net loss attributable to ordinary shareholders		(232,910)	(47,988)

Loss per share - basic and diluted	12	(2.64)	(0.66)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		88,374,928	72,956,538
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited condensed consolidated statements of comprehensive loss
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Three Months Ended March 31,
	2021	2020
	$	$
Net loss	(232,910)	(47,988)
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	2,900	3,539

Comprehensive loss	(230,010)	(44,449)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited condensed consolidated statements of shareholders’ (deficit) equity
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Ordinary shares		Additional		Accumulated other
	Number of Shares	Amount	paid in capital	Accumulated deficit	comprehensive (loss) income	Total
		$	$	$	$	$
Balance at December 31, 2020	87,811,026	5	1,897,467	(713,603)	(14,524)	1,169,345
Issuance of ordinary shares upon vesting of restricted shares	81,600	0	0	—	—	—
Exercise of shares option	58,364	0	702	—	—	702
Issuance of ordinary shares in connection with collaboration and license arrangement (Note 16)	568,182	0	62,250	—	—	62,250
Issuance cost adjustment for secondary listing	—	—	65	—	—	65
Share-based compensation	—	—	7,318	—	—	7,318
Net loss	—	—	—	(232,910)	—	(232,910)
Foreign currency translation	—	—	—	—	2,900	2,900

Balance at March 31, 2021	88,519,172	5	1,967,802	(946,513)	(11,624)	1,009,670

Balance at December 31, 2019	68,237,247	4	734,734	(444,698)	4,620	294,660
Issuance of ordinary shares upon vesting of restricted shares	80,200	0	0	—	—	—
Exercise of shares option	49,278	0	346	—	—	346
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $740	6,300,000	0	280,568	—	—	280,568
Share-based compensation	—	—	6,463	—	—	6,463
Net loss	—	—	—	(47,988)	—	(47,988)
Foreign currency translation	—	—	—	—	3,539	3,539

Balance at March 31, 2020	74,666,725	4	1,022,111	(492,686)	8,159	537,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
“0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited condensed consolidated statements of cash flows
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Three Months Ended March 31,
	2021	2020
	$	$
Operating activities
Net loss	(232,910)	(47,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	1	1
Inventory write-down	14	—
Depreciation and amortization expenses	1,448	1,070
Amortization of deferred income	(78)	(78)
Share-based compensation	7,318	6,463
Noncash research and development expenses (Note 16)	62,250	—
Share of (gain) loss from equity method investment	(195)	137
Loss on disposal of property and equipment	4	—
Noncash lease expenses	1,322	1,062
Changes in operating assets and liabilities:
Accounts receivable	(3,651)	(296)
Inventories	502	(45)
Prepayments and other current assets	(3,386)	(1,375)
Long term deposits	(47)	(349)
Value added tax recoverable	(1,558)	(1,156)
Accounts payable	(21,226)	4,495
Other current liabilities	21,707	(1,408)
Operating lease liabilities	(893)	(663)
Deferred income	(122)	289

Net cash used in operating activities	(169,500)	(39,841)

Cash flows from investing activities:
Proceeds from maturity of short-term investments	743,902	50,000
Purchase of property and equipment	(1,683)	(1,043)
Purchase of intangible assets	(214)	(5)

Net cash used in investing activities	742,005	48,952

Cash flows from financing activities:
Repayment of short-term borrowings	—	(1,430)
Proceeds from exercises of stock options	702	346
Proceeds from issuance of ordinary shares upon public offerings	—	281,295
Payment of public offering costs	(973)	(727)

Net cash (used in) provided by financing activities	(271)	279,484

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(930)	(947)

Net increase in cash, cash equivalents and restricted cash	571,304	287,648
Cash, cash equivalents and restricted cash - beginning of period	442,859	76,442

Cash, cash equivalents and restricted cash - end of period	1,014,163	364,090

Supplemental disclosure on non-cash investing and financing activities:
Payables for purchase of property and equipment	439	280
Payables for intangible assets	26	11
Payables for public offering costs	26	—
Supplemental disclosure of cash flow information:
Cash and cash equivalents	1,013,420	363,580
Restricted cash, non-current	743	510

Total cash and cash equivalents and restricted cash	1,014,163	364,090

Interest paid	—	67
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)
1. Organization and principal activities
Zai Lab Limited (the “Company”) was incorporated on March 28, 2013 in the Cayman Islands as an exempted company with limited liability under the Companies Law of the Cayman Islands. The Company and its subsidiaries (collectively referred to as the “Group”) are focused on developing and commercializing therapies that address medical conditions with unmet medical needs including, in particular, oncology, autoimmune disorders and infectious diseases.
The Group’s principal operations and geographic markets are in mainland China (hereinafter referred to as “China”), Hong Kong, Macau and Taiwan (hereinafter collectively referred to as “Greater China”). The Group has a substantial presence in Greater China and the United States.
2. Basis of presentation and consolidation and significant accounting policies
(a) Basis of presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2020 condensed consolidated balance sheets data were derived from audited financial statements, but do not include all disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020.
(b) Principles of consolidation
The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances among the Group and its subsidiaries are eliminated upon consolidation.
(c) Use of estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating the current expected credit losses for financial assets, assessing the impairment of long-lived assets, discount rate of operating lease liabilities, revenue recognition, allocation of the research and development service expenses to the appropriate financial reporting period based on the progress of the research and development projects, share-based compensation expenses, recoverability of deferred tax assets and a lack of marketability discount of the ordinary shares issued in connection with collaboration and license arrangement

(Note 16). Management bases the estimates on historical experience and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
(d) Fair value measurements
The Group applies ASC topic 820 (“ASC 820”),
 Fair Value Measurements and Disclosures
, in measuring fair value. ASC 820 defines fair value, establishes a framework for measuring fair value and requires disclosures to be provided on fair value measurement.
ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.
Financial instruments of the Group primarily include cash, cash equivalents and restricted cash, short-term investments, accounts receivable, prepayments and other current assets, accounts payable and other payables. As of March 31, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, prepayments and other current assets, accounts payable and other payable approximated their fair values due to the short-term maturity of these instruments, and the carrying value of restricted cash approximates its fair value based on the nature of the assessment of the ability to recover these amounts.
(e) Recent accounting pronouncements
Adopted Accounting Standards
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740):
Simplifying the Accounting for Income Taxes
. This update simplifies the accounting for income taxes as part of the FASB’s overall initiative to reduce complexity in accounting standards. The amendments include removal of certain exceptions to the general principles of ASC 740,
Income taxes
, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The update is effective in fiscal years beginning after December 15, 2020, and interim periods therein, and early adoption is permitted. Certain amendments in this update should be applied retrospectively or modified retrospectively, all other amendments should be applied prospectively. The Group adopted this standard on January 1, 2021. There was no material impact to the Group’s financial position or results of operations upon adoption.
(f) Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020.
3. Cash and cash equivalents

	As of
	March 31, 2021	December 31, 2020
	$	$
Cash at bank and in hand	1,012,587	441,283
Cash equivalents	833	833

	1,013,420	442,116

Denominated in:
US$	186,078	297,813
RMB (note (i))	37,732	23,898
Hong Kong dollar (“HK$”)	789,029	119,695
Australian dollar (“A$”)	581	710

	1,013,420	442,116

Note:

(i)
Certain cash and bank balances denominated in RMB were deposited with banks in China. The conversion of these RMB denominated balances into foreign currencies is subject to the rules and regulations of foreign exchange control promulgated by the government of the People’s Republic of China (“PRC”).

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

4. Restricted cash,
non-current
The Group’s restricted cash balance of $743 and $743
as of March 31, 2021 and December 31, 2020, respectively, was long-term bank deposits held as collateral for issuance of letters of credit. These deposits will be released when the related letters of credit are settled by the Group.
5. Short-term investments
Short-term investments are primarily comprised of time deposits with original maturities between three months and
one year.
As of March 31, 2021, the Group held no short-term investment. As of December 31, 2020, the Group’s short-term investments consisted entirely of short-term held to maturity debt instruments with high credit ratings, which were determined to have no risk of expected credit loss. Accordingly
, no
allowance for credit loss was recorded as of December 31, 2020.
6. Inventories
The Group’s inventory balance of $12,629 and $13,144
as of March 31, 2021 and December 31, 2020, respectively, mainly consisted of finished goods purchased from Tesaro Inc., now
GlaxoSmithKline
(GSK), and NovoCure Limited (“NovoCure”) for distribution in Hong Kong, as well as finished goods, work in process and certain raw materials for ZEJULA commercialization in China.

	As of
	March 31, 2021	December 31, 2020
	$	$
Finished goods	2,703	3,041
Raw materials	9,588	10,103
Work in process	338	—

Inventories	12,629	13,144

The Group write-down inventory for any excess or obsolete inventories or when the Group believe that the net realizable value of inventories is less than the carrying value. During the three months ended March 31, 2021 and 2020, the Group recorded write-downs of $43 and $nil, respectively, in cost of revenues.
7. Investments in equity investees
In June 2017, the Group entered into an agreement with three third-parties to launch JING Medicine Technology (Shanghai) Ltd. (“JING”), an entity which provides services for product discovery and development, consultation and transfer of pharmaceutical technology. The capital contribution by the Group was RMB26,250 in cash, which was paid by the Group in 2017 and 2018, representing 20% and 18% of the equity interest of JING as of December 31, 2020 and March 31, 2021 respectively. The Group accounts for this investment using the equity method of accounting due to the fact that the Group can exercise significant influence on the investee.

The Group recorded its gain on deemed disposal in this investee of
$463 and share of loss of $268 for the three months ended March 31, 2021, and recorded share of loss in this investee of $137 for the three months ended March 31, 2020.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

8. Property and equipment, net
Property and equipment consist of the following:

	As of
	March 31, 2021	December 31, 2020
	$	$
Office equipment	428	430
Electronic equipment	2,876	2,646
Vehicle	194	143
Laboratory equipment	12,357	11,933
Manufacturing equipment	12,116	12,198
Leasehold improvements	9,642	9,641
Construction in progress	2,915	2,423

	40,528	39,414
Less: accumulated depreciation	(11,512)	(10,252)

Property and equipment, net	29,016	29,162

Depreciation expenses for the three months ended March 31, 2021 and 2020 were $1,340 and $1,006, respectively.
9. Revenue
The Group’s revenue is primarily derived from the sale of ZEJULA and Optune in China and Hong Kong. The table below presents the Group’s net product sales for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	$	$
Product revenue - gross	46,555	8,937
Less: Rebate	(26,452)	(719)

Product revenue - net	20,103	8,218

Sales rebates are offered to distributors in China and the amounts are recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates, sales volumes and level of distributor inventories.
The following table disaggregates net revenue by product for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	$	$
ZEJULA	12,606	6,345
Optune	7,130	1,873
Others	367	—

Total product revenue - net	20,103	8,218

10. Income Tax
No provision for income taxes has been required to be accrued because the Company and all of its subsidiaries are in cumulative loss positions for all the periods presented.
The Company recorded a full valuation allowance against deferred tax assets of all its consolidated entities because all entities were in a cumulative loss position as of March 31, 2021 and December 31, 2020. No unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

11. Other current liabilities
Other current liabilities consist of the following:

	As of
	March 31, 2021	December 31, 2020
	$	$
Payroll	7,694	13,694
Professional service fee	3,274	3,128
Payables for purchase of property and equipment	439	788
Advance from customers	3,280	—
Accrued rebate to distributors	23,166	7,067
Others (note (i))	7,786	5,519

Total	45,639	30,196

Note:

(i)
Others are mainly payables to employees for exercising the share-based compensations, tax payables, payables for purchase of intangible assets, and payables related to travel and business entertainment expenses and conference fee
.

12. Loss per share
Basic and diluted net loss per share for each of the period presented are calculated as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to ordinary shareholders	(232,910)	(47,988)
Denominator:
Weighted average number of ordinary shares- basic and diluted	88,374,928	72,956,538

Net loss per share-basic and diluted	(2.64)	(0.66)

As a result of the Group’s net loss for the three months ended March 31, 2021 and 2020, share options and non-vested
restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	As of
	March 31, 2021	March 31, 2020
Share options	8,693,274	9,903,396
Non-vested restricted shares	480,010	725,068
13. Related party transactions
The table below sets forth the major related party and the relationship with the Group as of March 31, 2021:

Company Name	Relationship with the Group
MEDx (Suzhou) Translational Medicine Co., Ltd. (Formerly known as Qiagen (Suzhou) translational medicine Co., Ltd)	Significant influence held by Samantha Du’s (Director, Chairwoman and Chief Executive Officer of the Company) immediate family

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

For the three months ended March 31, 2021 and 2020, the Group incurred $103 and $55 research and development expense with MEDx (Suzhou) Translational Medicine Co., Ltd. for product research and development services, respectively. All of the transactions are carried out with normal business terms and are on arms’ length basis.
14. Share-based compensation
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
For the three months ended March 31, 2020
, the Group granted 842,500 share options to certain management, employees and individual advisors of the Group at the exercise price ranging from $44.94 to $51.48 per share under the 2017 Plan. These options granted have a contractual term of ten years
and generally vest over a five or
three-year
period, with 20% or 33.3% of the awards vesting beginning on the anniversary date one year after the grant date.
For the three months ended March 31,
2021, the Group granted 15,100 share options to certain management and employees of the Group at the exercise price of

$162.02 per share under the 2017 Plan. These options granted have a contractual term of ten years
and generally vest over a
five-year
period, with 20% of the awards vesting beginning on the anniversary date one year after the grant date.
The weighted-average grant-date fair value of the options granted in the three months ended March 31,
2021 and 2020 were $162.02 and $48.68 per share, respectively. The Group recorded compensation expense related to the options of $5,549 and $4,921 for the three months ended March 31, 2021 and 2020, respectively, which were classified in the accompanying unaudited condensed
consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
	$	$
Selling, general and administrative	3,259	2,744
Research and development	2,290	2,177

Total	5,549	4,921

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

As of March 31, 2021, there was $67,009 of total unrecognized compensation expense related to unvested share options granted. That cost is expected to be recognized over a weighted-average period of 1.41 years which is determined based on the number of shares and unrecognized years.
Non-vested
restricted shares
For the three
months ended March 31,
2020, 50,000 ordinary shares were authorized for grant to the independent directors. The restricted shares will vest and be released from the restrictions in full on the first anniversary from the date of the agreement. Upon termination of the independent directors’ service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
For the three
months ended March 31,
2020, 12,000 ordinary shares were authorized for grant to certain management. One fifth of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
For the three
months ended March 31,
2021, 19,260 ordinary shares were authorized for grant to the independent directors. The restricted shares will vest and be released from the restrictions in full on the first anniversary from the date of the agreement. Upon termination of the independent directors’ service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
For the three
months ended March 31,
2021, 3,100 ordinary shares were authorized for grant to certain management. One fifth of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
The Group measured the fair value of the
non-vested
restricted shares as of respective grant dates and recognized the amount as compensation expense over the deemed service period using a graded vesting attribution model on a straight-line basis
.
As of March 31, 2021, there was $17,469 of total unrecognized compensation expense related to non-vested
restricted shares. The Group recorded compensation expense related to the restricted shares of $
1,769 and $1,542 for the three months ended March 31, 2021 and 2020, respectively, which were classified in the accompanying unaudited condensed
consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
	$	$
Selling, general and administrative	1,211	1,068
Research and development	558	474

Total	1,769	1,542

15. Accumulated other comprehensive income (loss)
The movement of accumulated other comprehensive income (loss) is as follows:

Foreign currency translation adjustments
$
Balance as of December 31, 2020	(14,524)
Other comprehensive income	2,900

Balance as of March 31, 2021	(11,624)

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

16. Licenses and collaborative arrangement
The following is a description of the Group’s significant ongoing collaboration agreements for the three months ended March 31, 2021.
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
Under the terms of the agreement, the Group paid Deciphera an upfront license fee of $20,000 and two milestone payments of $7,000, and accrued for a milestone payments of $5,000. The Group also agreed to pay certain additional development, regulatory and commercial milestone payments up to an aggregate of $173,000, and certain tiered royalties (from low-to-high teens on a percentage basis and subject to certain reductions) based on the net sales of the licensed products in the territory.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Deciphera.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

License agreement with Turning Point Therapeutics Inc (“Turning Point”)
In July 2020,
the Group entered into an exclusive license agreement with Turning Point pursuant to which Turning Point exclusively licensed to the Group the rights to develop and commercialize products containing repotrectinib as an active ingredient in all human therapeutic indications, in Greater China.
Under the terms of the agreements, the Group paid an upfront payment of $25,000
to Turning Point. Turning Point is also eligible to receive up to
$151,000
 in development, regulatory and sales milestones. Turning Point will also be eligible to receive certain tiered royalties (from mid-to-high teens on a percentage basis and subject to certain reductions) based on annual net sales of repotrectinib in Greater China.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Turning Point.
In January 2021, the Group entered into a license agreement with Turning Point, which expanded their collaboration. Under the terms of the new agreement, the Group obtained exclusive rights to develop and commercialize TPX-0022, Turning Point’s MET, SRC and CSF1R inhibitor, in Greater China.
The Group paid an upfront license fee in the amount of $25,000 to Turning Point. The Group also agreed to pay certain development, regulatory and commercial milestone payments up to an aggregate of $336,000.
 Turning Point will also be eligible to receive certain tiered royalties (from mid-teens to low-twenties on a percentage basis and subject to certain reductions) based on annual net sales of TPX-0022 in Greater China. In addition, Turning Point will have the right of first negotiation to develop and commercialize an oncology product candidate discovered by the Group.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

License and collaboration agreement with Five Prime Therapeutics, Inc. (“Five Prime”)
In December 2017,
the Group entered into a license and collaboration agreement with Five Prime (a company later acquired by Amgen Inc.), pursuant to which it obtained an exclusive license under certain patents and know-how of Five Prime to develop and commercialize products containing Five Prime’s proprietary afucosylated FGFR2b antibody known as bemarituzumab (FPA144) as an active ingredient in the treatment or prevention of any disease or condition in humans in Greater China.
Under the terms of the agreement, the Group made an upfront payment of
 $5,000
and a milestone payment of $
2,000
to Five
Prime. Additionally, the Group also agreed to pay further development and regulatory milestone payments of up to an aggregate of

$37,000

to Five Prime

and certain tiered royalties (from high-teens to low-twenties on a percentage basis and subject to certain reductions) based on the number of patients the Group enrolls in the bemarituzumab study.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Five Prime.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

License agreement with Cullinan Pearl Corp. (“Cullinan”)
In December 2020,
the Group entered into a license agreement with Cullinan, a subsidiary of Cullinan Management, Inc., formerly Cullinan Oncology, LLC, pursuant to which it obtained an exclusive license under certain patents and know-how
of Cullinan to develop, manufacture and commercialize products containing
CLN-081
as an active ingredient in all uses in humans and animals in Greater China
.
Under the terms of the agreement, the Group paid an upfront payment of $20,000 to

Cullinan. Cullinan is also eligible to receive up
 to $211,000
in development, regulatory and sales-based milestone payments. Cullinan is also eligible to receive certain tiered royalties (from high-single-digit to low-teen
tiered royalties on a percentage basis and subject to certain reductions) based on annual net sales of
CLN-081
in Greater China.
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
Under the terms of the agreement, the Group paid an upfront payment of $6,000 t
o
Takeda. Takeda is also eligible to receive up

to $481,500 in development,
 regulatory and sales-based milestone payments. Takeda is also eligible to receive certain tiered royalties (from high-single-digit to low-teen
tiered royalties on a percentage basis and subject to certain reductions) based on net sales of each product sold by selling party during each year of the applicable royalty term.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Takeda.
Collaboration and license agreement with argenx BV (“argenx”)
In January 2021, the Group entered into a collaboration and license agreement with argenx. The Group received an exclusive license to develop and commercialize products containing argenx’s proprietary antibody fragment, known as efgartigimod, in Greater China. The Group is responsible for the development of the licensed compound and licensed product, and will have the right to commercialize such licensed product in the territory.

1
8

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Pursuant to the collaboration and license agreement, a share issuance agreement was entered into between the Group and argenx. As the upfront payment to argenx, the Group issued
568,182 ordinary shares of the Company to argenx with par value $0.00006 per share on the closing date of January 13, 2021. In determining the fair value of the ordinary shares at closing, the Company considered the closing price of the ordinary shares on the closing date and included a lack of marketability discount because the shares are subject to certain restrictions. The fair value of the shares on the closing date was determined to be $62,250 in the aggregate. The Group recorded this upfront payment in research and development expenses.
In addition, the Group made a
non-creditable,
non-refundable
development cost-sharing payment of $75,000 to argenx. Argenx is also eligible to receive a cash payment of $25,000 upon the first regulatory approval of a licensed product by the U.S. Food and Drug Administration for myasthenia gravis and tiered royalties (from mid-teen to low-twenties on a percentage basis and subject to certain reductions) based on annual net sales of all licensed product in the territory.
Full details of the licenses and collaborative arrangements are included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 1, 2021. As noted above, the Group has entered into various license and collaboration agreements with third party licensors to develop and commercialize product candidates. Based on the terms of these agreements the Group is contingently obligated to make additional material payments upon the achievement of certain contractually defined milestones. Based on management’s evaluation of the progress of each project noted above, the licensors will be eligible to receive from the Group up to an aggregate of approximately
 $
2,871,396
in future milestone payments upon the achievement of contractually specified development milestones, such as regulatory approval for the product candidates, which may be before the Group has commercialized the product or received any revenue from sales of such product candidate, which may never occur
.
17. Restricted net assets
The Group’s ability to pay dividends may depend on the Group receiving distributions of funds from its Chinese subsidiary. Relevant PRC statutory laws and regulations permit payments of dividends by the Group’s PRC subsidiary only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Group’s PRC subsidiary.
In accordance with the Company Law of the PRC, a domestic enterprise is required to provide statutory reserves of at least
10% of its annual
after-tax
profit until such reserve has reached 50%
of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the Board of Directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. The Group’s Chinese subsidiary was established as domestic invested enterprise and therefore is subject to the above-mentioned restrictions on distributable profits.
During the three months ended March 31, 2021 and 2020, no
appropriation to statutory reserves was made because the Chinese subsidiary had substantial losses during such periods.
As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax
income to be set aside, prior to payment of dividends, as general reserve fund, the Group’s Chinese subsidiary is restricted in their ability to transfer a portion of their net assets to the Group.
Foreign exchange and other regulation in China may further restrict the Group’s Chinese subsidiary from transferring funds to the Group in the form of dividends, loans and advances. As of March 31, 2021 and December 31, 2020, amounts restricted are the paid-in capital of the Group’s Chinese subsidiaries, which amounted to
 $306,010 and $205,858
,
respectively
.
18. Commitments and Contingencies
(a) Purchase commitments
As of March 31, 2021, the Group’s commitments related to purchase of property and equipment contracted but not yet reflected in the unaudited condensed consolidated financial statement were $16,991 and $5,507 which are expected to be incurred within one year and within one to two years, respectively.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

(b) Contingencies
The Group is a party to or assignee of license and collaboration agreements that may require it to make future payments relating to milestone fees and royalties on future sales of licensed products (Note 16).
19. Subsequent Event
In April 2021, the Company closed an underwritten public offering of 4,776,000 American depositary shares (“ADSs”) at a price of $150.00 per ADS and 224,000 ordinary shares at a price of HK$1,164.20 per ordinary share. In addition, the underwriters fully exercised their option to purchase an additional 716,400 ADSs at the public offering price. Total proceeds, net of underwriting fees and offering expenses, were approximately $818,052.
In April 2021, the Group granted 479,363 share options to certain management and employees of the Group at the exercise price of
 $130.96 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a five-year period, with 20% of the awards vesting beginning on the anniversary date one year after the grant date.
In April 2021, 188,150 ordinary shares were authorized for grant to certain management and employees of t he Group.

One-fifth

of the re
stricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a commercial stage, biopharmaceutical company with a substantial presence in both Greater China and the United States. We are discovering, developing and commercializing innovative products that target medical conditions with unmet needs affecting patients in China and worldwide, particularly in the areas of oncology, autoimmune disorders, and infectious diseases. As of May 10, 2021, we have three commercialized products that have received marketing approval and eleven programs in late-stage product development.
Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. Developing high quality product candidates requires a significant investment related to our research and development activities over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. Our ability to generate profits and to generate positive cash flow from operations over the next several years depends upon our ability to successfully market our current three commercial products ZEJULA, Optune and QINLOCK
®
, and our other product candidates that we are able to successfully commercialize. We expect to continue to incur substantial expenses related to our research and development activities. In particular, our licensing and collaboration agreements require us to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones as well as tiered royalties based on the net sales of the licensed products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our consolidated financial statements and totaled $171.3 million for the three months ended March 31, 2021. In addition, we expect to incur substantial costs related to the commercialization of our product candidates, in particular during the early launch phase.
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

Recent Developments
Recent Business Developments
In January 2021, we entered into an exclusive development and commercialization agreement with argenx, a global immunology company, for efgartigimod in Greater China. Pursuant to the terms of the agreement, we have agreed to fund and undertake all clinical development and regulatory submissions in the territories, participate in certain global studies, and plan to launch and commercialize the licensed product once approved. argenx received a $75.0 million (before a lack of marketability discount) upfront payment in the form of 568,182 newly issued our ordinary shares calculated at a price of $132.00 per share, and received $75.0 million as a guaranteed non-creditable,
non-refundable
development cost-sharing payment, and will receive an additional $25.0 million milestone payment upon approval of efgartigimod in the United States. argenx is also eligible to receive tiered royalties (mid-teen to low-twenties on
a percentage basis) based on annual net sales of efgartigimod in the licensed territories.
In addition, in January 2021, we entered into an exclusive development and commercialization agreement with Turning Point for
TPX-0022,
its MET, SRC and CSF1R inhibitor, in Greater China. Turning Point received a $25.0 million upfront payment, and will receive up to approximately $336.0 million in potential development, regulatory and sales-based milestone payments. Turning Point will also be eligible to receive tiered royalties
(mid-teen-
to
low-twenties
on a percentage basis) based on annual net sales of
TPX-0022
in the licensed territories.
In March 2021, we received approval from the China National Medical Products Administration (NMPA) for our New Drug Application for QINLOCK for the treatment of adult patients with advanced gastrointestinal stromal tumors who have received prior treatment with three or more kinase inhibitors, including imatinib.
In April 2021, we successfully completed a global
follow-on
offering of our American Depositary Shares and ordinary shares and raised approximately $857.5 million, not including underwriting discounts and commissions and other offering expenses.
Recent Regulatory Developments
PRC Medical Device Regulations
The sale and marketing of imported medical device products in China are subject to notifications (for Class I devices) or registrations (for Class II and III devices) with the NMPA. We launched Optune in China in June 2020 after the NMPA approved Optune in May 2020 in combination with temozolomide for the treatment of patients with newly diagnosed GBM and also as a monotherapy for the treatment of patients with recurrent GBM. Optune is regulated as a Class III imported medical device in China, and we act as the Chinese legal agent for our collaboration partner, Novocure, who is the foreign marketing authorization holder (MAH) for Optune in China. We are preparing to submit to the NMPA a Marketing Authorization Application for Optune Lua for the treatment of unresectable, locally advanced or metastatic malignant pleural mesothelioma.
The Chinese State Council passed new Medical Device Regulations (State Council Order #739), or Order #739, to replace the existing Medical Device Regulations (State Council Order #680), or Order #680. Order #739 was recently published by the National Medical Products Administration (NMPA) and will become effective on June 1, 2021. Order #739 largely follows the legislative structure of Order #680. We, as the Chinese legal agent for Optune in China, are subject to the statutory compliance requirements under Order #680 and will be subject to similar requirements under Order #739. The following updates from Order #739 we believe are the most relevant to our compliance obligations and our business operations in China:

•
Chinese legal agent
. Under Order #739, foreign device MAHs will still need to appoint a Chinese legal entity to submit regulatory applications and correspond with regulatory authorities. Nevertheless, the local appointees may only need to play a secondary role to assist the foreign device MAHs in the performance of compliance obligations under Order #739.

•
Liabilities for non-compliance
. Order #739 significantly increases MAH’s liabilities for non-compliance. Order #739 also introduces personal liability on the legal representatives, main responsible persons, directly responsible supervisors or other personnel of MAHs. While Order #680 does not differentiate the liability of local legal agents from the foreign device MAHs, Order #739 makes it clear that local appointees will assume a lesser degree of liability compared to the foreign device MAHs. If local appointees fail to perform the statutory responsibilities and obligations on behalf of the MAHs, they will be subject to administrative fines up to RMB 0.5 million, and their responsible personnel will only be subject to a five-year debarment. In comparison, foreign MAHs who refuse to fulfill the administrative penalties can result in a ten-year import ban.

•
MAH system
. The MAH system will be rolled out nationwide. MAHs will be responsible for the safety and effectiveness of their products during the entire product life cycle. They must establish a quality management system and ensure its effectiveness, define and implement a post-approval study and risk control plan, conduct adverse event monitoring and re-evaluation, establish and implement the product tracing and recall system, and fulfill other statutory obligations imposed by the NMPA.

•
Clinical evidence
. The NMPA will allow versatile clinical evidence to demonstrate product safety and effectiveness. Such evaluation can be based on clinical study data or analysis of clinical literature and clinical data on predicate devices.

•
Expanded access
. Expanded access to investigational devices will be made available for patients in the study sites upon ethics committee approval and the patients’ giving informed consent, provided that the investigational devices are used for critical, life-threatening diseases without an effective treatment method and can confer clinical benefits on patients based on medical judgment.

PRC Biosecurity Law
On April 15, 2021, the PRC Biosecurity Law took effect.
Factors Affecting our Results of Operations
Research and Development Expenses
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
To date, we have financed our activities primarily through private placements, our initial public offering in September 2017, a secondary listing on the Stock Exchange of Hong Kong and multiple follow-on offerings. Through March 31, 2021, we have raised approximately $164.6 million in private equity financing and approximately $1,644.6 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering, our secondary listing and our follow-on offerings. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $169.5 million and $39.8 million, for the three months ended March 31, 2021 and March 31, 2020, respectively. We expect our expenditures to increase significantly in connection with our ongoing activities, particularly as we advance the clinical development of our eleven late-stage clinical product candidates and continue research and development of our clinical and pre-clinical-stage product candidates and initiate additional clinical trials of, and seek regulatory approval for, these and other future product candidates. These expenditures include:

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

Our Ability to Commercialize Our Product Candidates
As of March 31, 2021, eleven of our product candidates are in late-stage clinical development and various others are in clinical and pre-clinical development in China and the United States. Our ability to generate revenue from our product candidates is dependent on their receipt of regulatory approval for and successful commercialization of such products, which may never occur. Certain of our product candidates may require additional pre-clinical and/or clinical development, regulatory approval in multiple jurisdictions, manufacturing supply, substantial investment and significant marketing efforts before we generate any revenue from product sales.
Our License Arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration and development agreements. We are required to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones for the relevant product under these agreements as well as tiered royalties based on the net sales of the licensed products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our unaudited condensed consolidated financial statements and totaled $171.3 million and $9.2 million for the three months ended March 31, 2021 and 2020, respectively.
Key Components of Results of Operations
Taxation
Cayman Islands
Zai Lab Limited is incorporated in the Cayman Islands. The Cayman Islands currently levies no taxes on profits, income, gains or appreciation earned by individuals or corporations. In addition, our payment of dividends, if any, is not subject to withholding tax in the Cayman Islands. For more information, see “Taxation—Material Cayman Islands Taxation” in our Annual Report on Form 10-K for the year ended December 31, 2020.
People’s Republic of China
Our subsidiaries incorporated in China are governed by the EIT Law and regulations. Under the EIT Law, the standard EIT rate is 25% on taxable profits as reduced by available tax losses. Tax losses may be carried forward to offset any taxable profits for up to following five years. For more information, see “Taxation—Material People’s Republic of China Taxation” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Hong Kong
Our subsidiaries incorporated in Hong Kong are subject to
two-tiered
tax rates for the three months ended March 31, 2021 and 2020 on assessable profits earned in Hong Kong where the profits tax rate for the first HK$2 million of assessable profits is subject to profits tax rate of 8.25% and the assessable profits above HK$2 million is subject to profits tax rate of 16.5%. Our subsidiaries incorporated in Hong Kong did not have assessable profit for the three months ended March 31, 2021 and 2020.
Results of Operations
The following table sets forth a summary of our consolidated results of operations for the periods indicated. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

(in thousands, except share and per share data)	Three months ended March 31,
	2021	2020
Comprehensive Loss Data:
Revenue	$20,103	$8,218
Expenses:
Cost of sales	(7,505)	(2,084)
Research and development	(203,852)	(33,742)
Selling, general and administrative	(35,838)	(18,714)

Loss from operations	$(227,092)	$(46,322)
Interest income	214	1,655
Interest expenses	—	(59)
Other expense, net	(6,227)	(3,125)

Loss before income tax and share of loss from equity method investment	$(233,105)	$(47,851)
Income tax expense	—	—
Share of gain (loss) from equity method investment	195	(137)

Net loss attributable to ordinary shareholders	$(232,910)	$(47,988)
Weighted-average shares used in calculating net loss per ordinary share, basic and diluted	88,374,928	72,956,538
Net loss per share, basic and diluted	$(2.64)	$(0.66)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenue
Our revenue is primarily derived from the sale of ZEJULA and Optune in China and Hong Kong. The amount of revenue of ZEJULA for the three months ended March 31, 2021, was adjusted by the normal process in China to compensate distributors for products recently sold at prices prior to the National Reimbursement Drug List (“NRDL”) implementation. The following table disaggregates net revenue by product for the three months ended March 31, 2021 and 2020:

(in thousands)	Three months ended March 31,
	2021	%	2020	%
ZEJULA	$12,606	62.7	$6,345	77.2
Optune	7,130	35.5	1,873	22.8
Others	367	1.8	—	—

Total product revenue—Net	$20,103	100.0	$8,218	100.0

Research and Development Expenses
The following table sets forth the components of our research and development expenses for the periods indicated.

(in thousands)	Three months ended March 31,
	2021	%	2020	%
Research and development expenses:
Personnel compensation and related costs	$12,697	6.2	$10,004	29.6
Licensing fees	171,282	84.0	9,240	27.4
Payment to CROs/CMOs/Investigators	15,526	7.6	9,830	29.1
Other costs	4,347	2.2	4,668	13.9

Total	$203,852	100.0	$33,742	100.0

Research and development expenses increased by $170.2 million to $203.9 million for the three months ended March 31, 2021 from $33.7 million for the three months ended March 31, 2020. The increase in research and development expenses included the following:

•
$2.7 million for increased personnel compensation and related costs which was primarily attributable to increased employee compensation costs, due to hiring of more personnel during the three months ended March 31, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•	$162.0 million for increased licensing fees in connection with the upfront payments for new licensing agreements as well as certain milestone fees;

•	$5.7 million for increased payment to CROs, CMOs and investigators in the three months ended March 31, 2021 as we advanced our drug candidate pipeline; and
The following table summarizes our research and development expenses by program for the three months ended March 31, 2021 and 2020, respectively:

(in thousands)	Three months ended March 31,
	2021	%	2020	%
Research and development expenses:
Clinical programs	$186,256	91.4	$20,332	60.3
Pre-clinical programs	2,500	1.2	688	2.0
Unallocated research and development expenses	15,096	7.4	12,722	37.7

Total	$203,852	100.0	$33,742	100.0

During the three months ended March 31, 2021, 91.4% and 1.2% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. During the three months ended March 31, 2020, 60.3% and 2.0% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.

Selling, General and Administrative Expenses
The following table sets forth the components of our selling, general and administrative expenses for the periods indicated.

(in thousands)	Three months ended March 31,
	2021	%	2020	%
Selling, General and Administrative Expenses:
Personnel compensation and related costs	$23,412	65.3	$13,042	69.7
Professional service fees	3,583	10.0	2,027	10.8
Other costs	8,843	24.7	3,645	19.5

Total	$35,838	100.0	$18,714	100.0

Selling, general and administrative expenses increased by $17.1 million to $35.8 million for the three months ended March 31, 2021 from $18.7 million for the three months ended March 31, 2020. The increase in general and administrative expenses included the following:

•
$10.4 million for increased personnel compensation and related costs which was primarily attributable to increased commercial and administrative personnel costs, due to hiring of more personnel during the three months ended March 31, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•
$1.5 million for increased professional service fee, mainly attributable to our increased legal, compliance, accounting and investor and public relations expenses associated with being a public company; and

•	$5.2 million for increased other costs, mainly including selling, rental, and administrative expenses primary attributable to the commercial operation in Hong Kong and China.
Interest Income
Interest income decreased by $1.5 million, to $0.2 million for the three months ended March 31, 2021, from $1.7 million for the three months ended March 31, 2020 primary due to the decrease of short-term investments balance.
Interest Expenses
Interest expenses is nil for the three months ended March 31, 2021, compared to $0.1 million for the three months ended March 31, 2020, as all the short-term borrowings were repaid in 2020.
Share of loss from equity method investment
In June 2017, we entered into an agreement with three third-parties to launch JING Medicine Technology (Shanghai) Ltd., or JING, an entity that will provide services for drug discovery and development, consultation and transfer of pharmaceutical technology. We account for our investment using the equity method of accounting because we do not control the investee but have the ability to exercise significant influence over the operating and financial policies of the investee. The c apital contribution by us was RMB 26.3 million in cash, which was pa id in 2017 and 2018, representing 20% and 18% of the equity interest of JING as of December 31, 2020 and March 31, 2021 respectively. We recorded the gain on deemed disposal in this investee of $0.5 million and share of loss of $0.3 million for the three months ended March 31, 2021, and recorded share of loss in this investee of $0.1 million for the three months ended March 31, 2020.
Other Expense, net
Other expense, net increased by $3.1 million for the three months ended March 31, 2021 and 2020 primarily as a result of a decrease in governmental subsidies and increase in foreign exchange loss.
Net Loss Attributable to Ordinary Shareholders
As a result of the foregoing, we had net loss attributable to ordinary shareholders of $232.9 million for the three months ended March 31, 2021 compared to net loss attributable to ordinary shareholders of $48.0 million for the three months ended March 31, 2020.
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
Revenue recognition
In 2018, we adopted of ASC Topic 606 (“ASC 606”),
Revenue from Contracts with Customers,
in recognition of revenue. Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied.
Our revenue is all from product sales. We recognize revenue from product sales when we have satisfied the performance obligation by transferring control of the product to the customers. Control of the product generally transfers to the customers when the delivery is made and when title and risk of loss transfers to the customers. Cost of sales mainly consists of the acquisition cost of products and royalty fees.
We have applied the practical expedients under ASC 606 with regard to assessment of financing components and concluded that there is no significant financing component given that the period between delivery of goods and payment is generally one year or less. We have generated product sales revenue since 2018. For the three months ended March 31, 2021 and 2020, our product revenues were primarily generated from the sale of ZEJULA (niraparib) and OPTUNE (Tumor Treating Fields) to customers.
In China, we sell the products to distributors, who ultimately sell the products to healthcare providers. Based on the nature of the arrangements, the performance obligations are satisfied upon the product’s delivery to distributors. Rebates are offered to distributors, consistent with pharmaceutical industry practices. The estimated amount of unpaid or unbilled rebates, if any, is recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates, sales volumes and level of distributor inventories. We regularly review the information related to these estimates and adjust the amount accordingly.
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
We did not recognize any contract assets and contract liabilities as of March 31, 2021 and 2020.
Share-Based Compensation
We grant share options and
non-vested
restricted shares to eligible employees, management and directors and account for these share-based awards in accordance with ASC 718,
Compensation-Stock Compensation
. Employees’ share-based awards are measured at the grant date fair value of the awards and recognized as expenses (1) immediately at grant date if no vesting conditions are required; or (2) using graded vesting method over the requisite service period, which is the vesting period. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. We determined the fair value of the stock options granted to employees using the Black-Scholes option valuation model.
We also grant share options to eligible non-employees and account for these share-based awards in accordance with ASC 718,
Compensation-Stock Compensation
. Non-employees’ share-based awards are measured at the grant date fair value of the awards and recognized as expenses (1) immediately at grant date if no vesting conditions are required; or (2) using graded vesting method over the requisite service period, which is the vesting period. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. We determined the fair value of the stock options granted to non-employees using the Black-Scholes option valuation model.

Fair Value Measurements
We apply ASC Topic 820,
 Fair Value Measurements and Disclosures
, or ASC 820, in measuring fair value. ASC 820 defines fair value, establishes a framework for measuring fair value and requires disclosures to be provided on fair value measurement.
ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Include other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs which are supported by little or no market activity.
ASC 820 describes three main approaches, for example, to measuring the fair value of assets and liabilities: (1) market approach, (2) income approach and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.
Financial instruments of our company primarily include cash, cash equivalents and restricted cash, short-term investment, accounts receivable, prepayments and other current assets, short-term borrowings, accounts payable and other current liabilities. As of each reporting date, the carrying values of cash and cash equivalents, short-term investment, accounts receivable, prepayments and other current assets, short-term borrowings, accounts payable and other current liabilities approximated their fair values due to the short-term maturity of these instruments, and the carrying value of restricted cash approximates its fair value based on the nature of and the assessment of the ability to recover these amounts.
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
The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period in which the audit is concluded. Additionally, in future periods, changes in facts, circumstances and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the changes occur. As of March 31, 2021 and December 31, 2020, we did not have any significant unrecognized uncertain tax positions.

B. Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements, our September 2017 initial public offering on the Nasdaq stock exchange, our September 2020 secondary listing on the Stock Exchange of Hong Kong and multiple follow-on offerings. Through March 31, 2021, we have raised approximately $164.6 million in private equity financing and approximately $1,644.6 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering, subsequent follow-on
offerings, and our secondary listing. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $169.5 million and $39.8 million, for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, we had cash, cash equivalents and restricted cash of $1,014.2 million. Our expenditures as a company principally focused on research and development, are largely discretionary and as such our current losses and cash used in operations do not present immediate going concern issues. Based on our current operating plan, we expect that our existing cash and cash equivalents as of May 10, 2021, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this Quarterly Report are issued. However, in order to bring to fruition our research and development objectives, we will ultimately need additional funding sources and there can be no assurances that they will be made available.
The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

(in thousands)	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(169,500)	$(39,841)
Net cash provided by investing activities	742,005	48,952
Net cash (used in) provided by financing activities	(271)	279,484
Effect of foreign exchange rate changes	(930)	(947)

Net increases in cash, cash equivalents and restricted cash	$571,304	$287,648

Net cash used in operating activities
During the three months ended March 31, 2021, our operating activities used $169.5 million of cash, which resulted principally from our net loss of $232.9 million, adjusted for non-cash
charges of $72.1 million, and cash provided in our operating assets and liabilities of $8.7 million. Our net non-cash
charges during the three months ended March 31, 2021 primarily consisted of $62.3 million non-cash research and development expenses, a $1.4 million depreciation expense, a $7.3 million share-based compensation expense and a $1.3 million non-cash lease expense.
Net cash provided by investing activities
Net cash provided by investing activities was $742.0 million for the three months ended March 31, 2021 compared to $49.0 million for the three months ended March 31, 2020. The increase in cash provided by investing activities was primary due to the proceeds from maturity of short-term investments.
Net cash provided by financing activities
Net cash used in financing activities was $0.3 million for the three months ended March 31, 2021 compared to the net cash provided by financing activities of $279.5 million for the three months ended March 31, 2020. The cash used in financing activities was mainly attributable to the payment of costs of our secondary listing on Stock Exchange of Hong Kong in September 2020 net off by the proceeds from exercises of stock options. The decrease in cash provided by financing activities was primary due to the issuance of ADSs in our follow-on
offering during the three months ended March 31, 2020.
C. Research and Development, Patents and Licenses, etc
Full details of our research and development activities and expenditures are given in the “Business” and “Operating and Financial Review and Prospects” sections of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.
D. Trend Information
Other than as described elsewhere in this Quarterly Report on Form
10-Q,
we are not aware of any trends, uncertainties, demands, commitments or events that are reasonably likely to have a material adverse effect on our revenue, income from continuing operations, profitability, liquidity or capital resources, or that would cause our reported financial information not necessarily to be indicative of future operation results or financial condition.

E.
Off-balance
Sheet Arrangements
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
F. Tabular Disclosure of Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2021. Amounts we pay in future periods may vary from those reflected in the table.

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Purchase Obligations	$22,498	$16,991	$5,507	$—	$—
Operating Lease Obligations	18,232	5,573	6,228	4,379	2,052
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
Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, please see “Part II—Item 8—Financial Statements and Supplementary Data—Recent accounting pronouncements” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk, credit risk, cash flow interest rate risk and liquidity risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China (“PBOC”), controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of our company included aggregated amounts of RMB247.9 million and RMB155.9 million, which were denominated in RMB, as of March 31, 2021 and December 31, 2020, respectively, representing 4% and 5% of the cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively.
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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the PBOC. On July 21, 2005, China changed its decade-old policy
of pegging the value of the RMB to the U.S. dollar. Under the revised policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in a more than 20% appreciation of the RMB against the U.S. dollar in the following three years. Between July 2008 and June 2010, this appreciation halted, and the exchange rate between the RMB and U.S. dollar remained within a narrow band. In June 2010, the PBOC announced that China’s government would increase the flexibility of the exchange rate, and thereafter allowed the RMB to appreciate slowly against the U.S. dollar within the narrow band fixed by the PBOC. However, in August 2015, the PBOC significantly devalued the RMB.
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
Credit Risk
Our credit risk is primarily attributable to the carrying amounts of cash and cash equivalents and short-term investment. The carrying amounts of cash and cash equivalents and short-term investment represent the maximum amount of loss due to credit risk. As of March 31, 2021 and December 31, 2020, all of our cash and cash equivalents and short-term investments were held by major financial institutions located in China and international financial institutions outside of China which we believe are of high credit quality, and we will continually monitor the credit worthiness of these financial institutions.
Inflation
In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, there have not been any changes in our internal controls over financial reporting (as such item is defined in Rules
13a-15(f)
and
15d-15(f)
promulgated under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.
The following is a summary of significant risk factors and uncertainties that may affect our business which are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2020:

•	our ability to successfully commercialize ZEJULA, Optune, QINLOCK and any other products and product candidates that we may obtain regulatory approval for;

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

•	our ability to effectively manage our growth;

•	the disruption in the capital or credit markets which may adversely impact our ability to obtain necessary capital or credit market financing;

•	the geopolitical tensions that exist between China and the United States may adversely affect our business, our ability to grow, and our access to necessary capital or credit markets;

•	our ability to retain key executives and to attract, retain and motivate personnel; and

•	other risks and uncertainties, including those listed under “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
These factors should not be construed as exhaustive and should be read with the other cautionary statements and other information in our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Effective on May 7, 2021, the Board appointed Tao Fu as the Chief Strategy Officer of the Company. Concurrently with his appointment as Chief Strategy Officer, Mr. Fu voluntarily resigned from his positions as the President and Chief Operating Officer of the Company and from his position as a director of the Company, effective immediately. In his new role as Chief Strategy Officer of the Company, Tao Fu will focus on the Company’s corporate development and other strategic objectives.

Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title

3.1	Fifth Amended and Restated Memorandum Association of Zai Lab Limited (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

3.2	Fourth Amended and Restated Articles of Association of Zai Lab Limited (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.2	Form of American Depositary Receipt (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.3	Registrant’s Specimen Certificate for Ordinary Shares (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.4	Third Amended and Restated Shareholders Agreement between Zai Lab Limited and other parties named therein dated June 26, 2017 (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

10.1*^	Collaboration and License Agreement between argenx BV and Zai Auto Immune (Hong Kong) Limited dated January 6, 2021

10.2*^	License Agreement between Turning Point Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated January 10, 2021

10.3*^	Amendment No. 1 to License Agreement between Turning Point Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated March 31, 2021

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
^	Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAI LAB LIMITED

Dated: May 10, 2021	By:	/s/ Billy Cho
	Name:	Billy Cho
	Title:	Chief Financial Officer