Form 10-Q
period 2021-06-30
Zai Lab Ltd
filed 2021-08-09
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such rep
o
rts), and (2) has been subject to such filing requirements for the past 90 days.    Yes
  ☒    No  ☐
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
of the Exchange Act).
Yes  ☐    No
☒
As of July 31, 2021, 95,408,743 ordinary shares of the registrant, par value $0.00006 per share, were outstanding, of which 65,826,281 ordinary shares were held in the form of American Depositary Shares.

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
This discussion contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “possible,” “potentially,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or similar expressions. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information, that are not statements of historical facts, nor are they guarantees or assurances of future performance. These forward-looking statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking
statements are subject to inherent uncertainties, risks and changes in circumstances that may differ materially from those contemplated by the forward-looking statements because they relate to events and depend on circumstances that may or may not occur in the future. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including but not limited to the risk factors discussed in the “Risk Factors” section of our Annual Report on Form
10-K
and those “Risk Factors” discussed below in Part II, Item 1A. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form
10-Q,
speak only as of their date. We anticipate that subsequent events and developments will cause our expectations and assumptions to change and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Item 1. Financial Statements
Zai Lab Limited
Unaudited condensed consolidated balance sheets
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		As of
		June 30, 2021	December 31, 2020
	Notes	$	$
Assets
Current assets:
Cash and cash equivalents	3	1,766,573	442,116
Short-term investments	5	—	744,676
Accounts receivable (net of allowance of $5 and $1 as of June 30, 2021 and December 31 , 2020, respectively)		18,029	5,165
Inventories	6	11,114	13,144
Prepayments and other current assets		12,887	10,935

Total current assets		1,808,603	1,216,036
Restricted cash, non-current	4	743	743
Investments in equity investees	7	1,070	1,279
Prepayments for equipment		1,846	274
Property and equipment, net	8	31,642	29,162
Operating lease right-of-use assets		17,015	17,701
Land use rights, net		7,849	7,908
Intangible assets, net		1,733	1,532
Long term deposits		891	862
Value added tax recoverable		23,823	22,141

Total assets		1,895,215	1,297,638

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		125,621	62,641
Current operating lease liabilities		6,371	5,206
Other current liabilities	11	61,925	30,196

Total current liabilities		193,917	98,043
Deferred income		17,632	16,858
Non-current operating lease liabilities		11,968	13,392

Total liabilities		223,517	128,293

Commitments and contingencies (Note 17 )
Shareholders’ equity
Ordinary shares (par value of $0.00006 per share; 500,000,000 shares authorized, 94,758,189 and 87,811,026 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)		6	5
Additional paid-in capital		2,799,318	1,897,467
Accumulated deficit		(1,109,837)	(713,603)
Accumulated other comprehensive loss		(16,865)	(14,524)
Treasury Stock (at cost, 6,086 and nil shares as of June 30, 2021 and December 31, 2020, respectively)		(924)	—

Total shareholders’ equity		1,671,698	1,169,345

Total liabilities and shareholders’ equity		1,895,215	1,297,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

Zai Lab Limited
Unaudited condensed consolidated statements of operations
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2021	2020	2021	2020
		$	$	$	$
Revenue	9	36,935	10,995	57,038	19,213
Expenses:
Cost of sales		(10,868)	(2,896)	(18,373)	(4,980)
Research and development		(142,224)	(68,307)	(346,076)	(102,049)
Selling, general and administrative		(54,414)	(23,758)	(90,252)	(42,472)

Loss from operations		(170,571)	(83,966)	(397,663)	(130,288)
Interest income		244	1,227	458	2,882
Interest expenses		—	(55)	—	(114)
Other income (expense), net		7,406	2,434	1,179	(691)

Loss before income tax and share of loss from equity method investment		(162,921)	(80,360)	(396,026)	(128,211)
Income tax expense	10	—	—	—	—
Share of loss from equity method investment		(403)	(269)	(208)	(406)

Net loss		(163,324)	(80,629)	(396,234)	(128,617)

Net loss attributable to ordinary shareholders		(163,324)	(80,629)	(396,234)	(128,617)

Loss per share - basic and diluted	12	(1.76)	(1.08)	(4.37)	(1.74)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		93,045,531	74,738,563	90,723,132	73,847,551
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited condensed consolidated statements of comprehensive loss
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Net loss	(163,324)	(80,629)	(396,234)	(128,617)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(5,241)	(1,173)	(2,341)	2,366

Comprehensive loss	(168,565)	(81,802)	(398,575)	(126,251)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited condensed consolidated statements of shareholders’ equity
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
		$	$	$	$		$	$
Balance at December 31, 2020	87,811,026	5	1,897,467	(713,603)	(14,524)	—	—	1,169,345
Issuance of ordinary shares upon vesting of restricted shares	81,600	0	0	—	—	—	—	—
Exercise of shares option	58,364	0	702	—	—	—	—	702
Issuance of ordinary shares in connection with collaboration and license arrangement (Note 15)	568,182	0	62,250	—	—	—	—	62,250
Issuance cost adjustment for secondary listing	—	—	65	—	—	—	—	65
Share-based compensation	—	—	7,318	—	—	—	—	7,318
Net loss	—	—	—	(232,910)	—	—	—	(232,910)
Foreign currency translation	—	—	—	—	2,900	—	—	2,900

Balance at March 31, 2021	88,519,172	5	1,967,802	(946,513)	(11,624)	—	—	1,009,670

Issuance of ordinary shares upon vesting of restricted shares	32,100	0	0	—	—	—	—	0
Exercise of shares option	490,517	0	3,289	—	—	—	—	3,289
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $879	5,716,400	1	817,995	—	—	—	—	817,996
Receipt of employees’ shares to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(6,086)	(924)	(924)
Share-based compensation	—	—	10,232	—	—	—	—	10,232
Net loss	—	—	—	(163,324)	—	—	—	(163,324)
Foreign currency translation	—	—	—	—	(5,241)	—	—	(5,241)

Balance at June 30, 2021	94,758,189	6	2,799,318	(1,109,837)	(16,865)	(6,086)	(924)	1,671,698

Balance at December 31, 2019	68,237,247	4	734,734	(444,698)	4,620	—	—	294,660
Issuance of ordinary shares upon vesting of restricted shares	80,200	0	0	—	—	—	—	—
Exercise of shares option	49,278	0	346	—	—	—	—	346
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $740	6,300,000	0	280,568	—	—	—	—	280,568
Share-based compensation	—	—	6,463	—	—	—	—	6,463
Net loss	—	—	—	(47,988)	—	—	—	(47,988)
Foreign currency translation	—	—	—	—	3,539	—	—	3,539

Balance at March 31, 2020	74,666,725	4	1,022,111	(492,686)	8,159	—	—	537,588

Issuance of ordinary shares upon vesting of restricted shares	36,000	0	0	—	—	—	—	0
Exercise of shares option	179,613	0	2,729	—	—	—	—	2,729
Issuance cost for follow-on public offering	—	—	(13)	—	—	—	—	(13)
Share-based compensation	—	—	6,964	—	—	—	—	6,964
Net loss	—	—	—	(80,629)	—	—	—	(80,629)
Foreign currency translation	—	—	—	—	(1,173)	—	—	(1,173)

Balance at June 30, 2020	74,882,338	4	1,031,791	(573,315)	6,986	—	—	465,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited condensed consolidated statements of cash flows
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Six Months Ended June 30,
	2021	2020
	$	$
Operating activities
Net loss	(396,234)	(128,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	4	2
Inventory write-down	290	7
Depreciation and amortization expenses	2,975	2,107
Amortization of deferred income	(156)	(156)
Share-based compensation	17,550	13,427
Noncash research and development expenses (Note 1 5 )	62,250	—
Share of loss from equity method investment	208	406
Loss on disposal of property and equipment	4	1
Noncash lease expenses	2,779	2,114
Changes in operating assets and liabilities:
Accounts receivable	(12,868)	(3,235)
Inventories	1,740	(571)
Prepayments and other current assets	(1,952)	(948)
Long term deposits	(29)	(335)
Value added tax recoverable	(1,682)	(2,422)
Accounts payable	62,980	9,732
Other current liabilities	28,077	4,697
Operating lease liabilities	(2,214)	(1,539)
Deferred income	930	13,011

Net cash used in operating activities	(235,348)	(92,319)

Cash flows from investing activities:
Purchases of short-term investments	—	(205,000)
Proceeds from maturity of short-term investments	743,902	200,000
Purchase of property and equipment	(5,647)	(1,303)
Purchase of intangible assets	(427)	(218)

Net cash provided by (used in) investing activities	737,828	(6,521)

Cash flows from financing activities:
Repayment of short-term borrowings	—	(2,130)
Proceeds from exercises of stock options	3,992	3,075
Proceeds from issuance of ordinary shares upon public offerings	818,874	281,295
Payment of public offering costs	(1,323)	(740)
Employee taxes paid related to net share settlement of equity awards	(594)	—

Net cash provided by financing activities	820,949	281,500

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,028	12

Net increase in cash, cash equivalents and restricted cash	1,324,457	182,672
Cash, cash equivalents and restricted cash - beginning of period	442,859	76,442

Cash, cash equivalents and restricted cash - end of period	1,767,316	259,114

Supplemental disclosure on non-cash investing and financing activities:
Payables for purchase of property and equipment	1,720	984
Payables for intangible assets	58	—
Payables for public offering costs	555	—
Supplemental disclosure of cash flow information:
Cash and cash equivalents	1,766,573	258,604
Restricted cash, non-current	743	510

Total cash and cash equivalents and restricted cash	1,767,316	259,114

Interest paid	—	122
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
The Group’s principal operations and geographic markets are in mainland China (hereinafter referred to as “China”), Hong Kong, Macau and Taiwan (hereinafter collectively referred to as “Greater China”). The Group has a substantial presence in Greater China and the United States
.
2. Basis of presentation and consolidation and significant accounting policies
(a) Basis of presentation
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
10-K
for the year ended December 31, 2020.
(b) Principles of consolidation
The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances among the
Company
and its subsidiaries are eliminated upon consolidation.
(c) Use of estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating the current expected credit losses for financial assets, assessing the impairment of long-lived assets, discount rate of operating lease liabilities, revenue recognition, allocation of the research and development service expenses to the appropriate financial reporting period based on the progress of the research and development projects, share-based compensation expenses, recoverability of deferred tax assets and a lack of marketability discount of the ordinary shares issued in connection with collaboration and license arrangement (Note
15
). Management bases the estimates on historical experience and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
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

ASC 820 describes three main approaches to measur
e
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
Financial instruments of the Group primarily include cash, cash equivalents and restricted cash, short-term investments, accounts receivable, prepayments and other current assets, accounts payable and other payables. As of June 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, prepayments and other current assets, accounts payable and other payable approximated their fair values due to the short-term maturity of these instruments, and the carrying value of restricted cash approximates its fair value based on the nature of the assessment of the ability to recover these amounts.
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
for the year ended December 31, 2020.
3. Cash and cash equivalents

	As of
	June 30, 2021	December 31, 2020
	$	$
Cash at bank and in hand	1,465,757	441,283
Cash equivalents (note (i))	300,816	833

	1,766,573	442,116

Denominated in:
US$	907,662	297,813
RMB (note (ii))	36,222	23,898
Hong Kong dollar (“HK$”)	822,182	119,695
Australian dollar (“A$”)	471	710
Taiwan dollar (“TW$”)	36	—

	1,766,573	442,116

Note:

(i)	Cash equivalents represent short-term and highly liquid investments in a money market fund.
(ii)
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

4. Restricted cash, non-current
The Group’s restricted cash balance of $743 and $743 as of June 30, 2021 and December 31, 2020, respectively, was long-term bank deposits held as collateral for issuance of letters of credit. These deposits will be released when the related letters of credit are settled by the Group.
5. Short-term investments
Short-term investments are primarily comprised of time deposits with original maturities between three months
and
one year.
As of June 30, 2021, the Group held no
short-term
investments. As of December 31, 2020, the Group’s short-term investments consisted entirely of short-term held to maturity debt instruments with high credit ratings, which were determined to have remote risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of December 31, 2020.
6. Inventories
The Group’s inventory balance of $11,114 and $13,144 as of June 30, 2021 and December 31, 2020,
respectively, mainly consisted of finished goods purchased from Tesaro, Inc., now GlaxoSmithKline (GSK), for distribution in Hong Kong, and from NovoCure Limited (“Novocure”) and Deciphera Pharmaceuticals, LLC (“Deciphera”) for distribution in Hong Kong and China, as well as finished goods, work in process and certain raw materials for ZEJULA commercialization in China.

	As of
	June 30, 2021	December 31, 2020
	$	$
Finished goods	4,477	3,041
Raw materials	6,269	10,103
Work in process	368	—

Inventories	11,114	13,144

The Group writes down inventory for any excess or obsolete inventories or when the Group believes that the net realizable value of inventories is less than the carrying value. During the three and six months ended June 30, 2021, the Group recorded write-downs
of $277 and $290, respectively, in cost of revenues. During the three months and six months ended June 30, 2020, the Group recorded write-downs
of $7 and $7, respectively, in cost of revenues.
7. Investments in equity investees
In June 2017, the Group entered into an agreement with three third

parties
to launch JING Medicine Technology (Shanghai) Ltd. (“JING”), an entity which provides services for product discovery and development, consultation and transfer of pharmaceutical technology. The capital contribution by the Group was RMB26,250 in cash, which was paid by the Group in 2017 and 2018, representing 20% and 18% of the equity interest of JING as of December 31, 2020 and
June 30, 2021, respectively
. The Group accounts for this investment using the equity method of accounting due to the fact that the Group can exercise significant influence on the investee. The Group recorded its gain on deemed disposal in this investee of nil
and $
463
for the three months and six months ended June 30, 2021, and recorded loss of
$
403
and $
671
for its portion of JING’s net loss for the three months and six months ended June 30, 2021, respectively. The Group recorded share of loss in this investee of $269 and
$
406
for the three and six months ended June 30, 2020, respectively.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

8. Property and equipment, net
Property and equipment consist of the following:

	As of
	June 30, 2021	December 31, 2020
	$	$
Office equipment	444	430
Electronic equipment	3,269	2,646
Vehicle	218	143
Laboratory equipment	13,384	11,933
Manufacturing equipment	12,838	12,198
Leasehold improvements	9,889	9,641
Construction in progress	4,699	2,423

	44,741	39,414
Less: accumulated depreciation	(13,099)	(10,252)

Property and equipment, net	31,642	29,162

Depreciation expenses for the three and six months ended June 30, 2021 were $1,407 and $2,747, respectively. Depreciation expenses for the three and six months ended June 30, 2020 were $968 and $1,974, respectively.
9. Revenue
T
he Group’s revenue is derived from the sale of ZEJULA, Optune and QINLOCK in China and Hong Kong. The table below presents the Group’s net product sales for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Product revenue - gross	41,380	11,478	87,935	20,415
Less: Rebate and sales return	(4,445)	(483)	(30,897)	(1,202)

Product revenue - net	36,935	10,995	57,038	19,213

Sales rebates are offered to distributors in China and the amounts are recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates, sales volumes and level of distributor inventories.
The following table disaggregates net revenue by product for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	$	$	$	$
ZEJULA	23,366	7,446	35,972	13,791
Optune	9,535	3,549	16,665	5,422
QINLOCK	4,034	—	4,401	—

Product revenue - net	36,935	10,995	57,038	19,213

10. Income Tax
No provision for income taxes has been required to be accrued because the Company and all of its subsidiaries are in cumulative loss positions for all the periods presented.
The Company recorded a full valuation allowance against deferred tax assets of all its consolidated entities because all entities were in a cumulative loss position as of June 30, 2021 and December 31, 2020. No unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

11. Other current liabilities
Other current liabilities consist of the following:

	As of
	June 30, 2021	December 31, 2020
	$	$
Payroll	12,474	13,694
Professional service fee	9,610	3,128
Payables for purchase of property and equipment	1,720	788
Accrued rebate to distributors	22,416	7,067
Others (note (i))	15,705	5,519

Total	61,925	30,196

Note:

(i)	Others are mainly payables to employees for exercising the share-based compensations, tax payables and payables related to travel and business entertainment expenses.
12. Loss per share
Basic and diluted net loss per share for each of the period presented are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Numerator:
Net loss attributable to ordinary shareholders	(163,324)	(80,629)	(396,234)	(128,617)
Denominator:
Weighted average number of ordinary shares- basic and diluted	93,045,531	74,738,563	90,723,132	73,847,551

Product revenue - net	(1.76)	(1.08)	(4.37)	(1.74)

As a result of the Group’s net loss for the six months ended June 30, 2021 and 2020, share options and non-vested
restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	As of
	June 30, 2021	June 30, 2020
Share options	8,629,440	9,808,561
Non-vested restricted shares	632,535	710,068

13. Related party transactions
The table below sets forth the major related party and the relationship with the Group as of June 30, 2021:

Company Name	Relationship with the Group
MEDx (Suzhou) Translational Medicine Co., Ltd.	Significant influence held by Samantha Du’s (Director, Chairwoman and Chief Executive Officer of the Company) immediate family

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

For the three and six months ended June 30, 2021, the Group incurred $104 and $207 research and d evelopment
expense with MEDx (Suzhou) Translational Medicine Co., Ltd. for product research and development services, respectively. The Group incurred $129 and $184 research and development expense for the three and six months ended June 30, 2020, respectively. All of the transactions are carried out with normal business terms and are on arms’ length basis.
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
In connection with the completion of the initial public offering (the “IPO”), the Board of Directors approved the 2017 Equity Incentive Plan (the “2017 Plan”) and all equity-based awards subsequent to the IPO would be granted under the 2017 Plan.
For the six months ended June 30, 2020, the Group granted 960,878 share options to certain management, employees and individual advisors of the Group at the exercise price ranging from $44.94 to $82.13 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a five- or three-year
period, with 20% or 33.3% of the awards vesting beginning on the anniversary date one year after the grant date.
For the six months ended June 30, 2021, the Group granted 512,088 share options to certain management and employees of the Group at the exercise price ranging from $130.96 to $180.00 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a five-year period, with 20% of the awards vesting beginning on the anniversary date one year after the grant date.
The weighted-average grant-date fair value of the options granted in the six months ended June 30, 2021 and 2020 were $81.37 and $33.51 per share, respectively. The Group recorded compensation expense related to the options of $12,776 and $10,355 for the six months ended June 30, 2021 and 2020, respectively, which were classified in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Selling, general and administrative	4,123	2,804	7,382	5,548
Research and development	3,104	2,630	5,394	4,807

Total	7,227	5,434	12,776	10,355

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

As of June 30, 2021, there was $97,837 of total unrecognized compensation expense related to unvested share opt
i
ons granted. That cost is expected to be recognized over a
weighted-average
period of 1.48 years which is determined based on the number of shares and unrecognized years.
Non-vested restricted shares
For the six months ended June 30, 2020, 50,000 ordinary shares were authorized for grant to the independent directors. The restricted shares will vest and be released from the restrictions in full on the first anniversary from the date of the agreement. Upon termination of the independent directors’ service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
For the six months ended June 30, 2020, 45,000 ordinary shares were authorized for grant to certain management. One fifth of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
For the six months ended June 30, 2021, 19,260 ordinary shares were authorized for grant to the independent directors. The restricted shares will vest and be released from the restrictions in full on the first anniversary from the date of the agreement. Upon termination of the independent directors’ service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
For the six months ended June 30, 2021, 203,575 ordinary shares were authorized for grant to certain management. One fifth of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
The Group measured the fair value of the
non-vested
restricted shares as of respective grant dates and recognized the amount as compensation expense over the deemed service period using a graded vesting attribution model on a straight-line basis.
As of June 30, 2021, there was $40,562 of total unrecognized compensation expense related to non-vested
restricted shares. The Group recorded compensation expense related to the restricted shares of $4,774 and $3,072 for the six months ended June 30, 2021 and 2020, respectively, which were classified in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Selling, general and administrative	1,839	1,046	3,050	2,114
Research and development	1,166	484	1,724	958

Total	3,005	1,530	4,774	3,072

1
2

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

1
5
. Licenses and collaborative arrangement
The following is a description of the Group’s significant ongoing collaboration agreements for the three and six months ended June 30, 2021.
License and collaboration agreement with GSK
In September 2016, the Group entered into a collaboration, development and license agreement with Tesaro, Inc., a company later acquired by GSK, pursuant to which it obtained an exclusive sublicense under certain patents and know-how
of GSK (including such patents and
know-how
licensed from Merck, Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., and AstraZeneca UK Limited) to develop, manufacture and commercialize GSK’s proprietary PARP inhibitor, niraparib, in China, Hong Kong and Macau for the diagnosis and prevention of any human diseases or conditions (other than prostate cancer). The Group also obtained the right of first negotiation to obtain a license to develop and commercialize certain follow-on
compounds of niraparib being developed by GSK in the licensed territory. Under the agreement, the Group agreed not to research, develop or commercialize certain competing products, and the Group also granted GSK the right of first refusal to license certain immuno-oncology assets developed by the Group. In February 2018, the Group entered into an amendment with GSK that eliminated GSK’s option to co-market
niraparib in the licensed territory.
Under the terms of the agreement, the Group made an upfront payment of $15,000 and one milestone payment of $1,000, and accrued one development milestone payment of $3,500 to GSK. On top of those, if the Group achieves other specified regulatory, development and commercialization milestones, the Group may be additionally required to pay further milestone payments up to $36,000 to GSK. In addition, if the Group successfully develops and commercializes the licensed products, the Group will pay GSK tiered royalties on the net sales of the licensed products, until the later of the expiration of the last-to-expire
licensed patent covering the licensed product, the expiration of regulatory exclusivity for the licensed product, or the tenth anniversary of the first commercial sale of the licensed product, in each case on a product-by-product
and
region-by-region
basis.
The Group has the right to terminate this agreement at any time by providing written notice of termination to GSK.
License and collaboration agreements with MacroGenics Inc. (“MacroGenics”)
In November 2018, the Group entered into a collaboration agreement with MacroGenics, pursuant to which it obtained an exclusive license under certain patents and know-how
of MacroGenics to develop and commercialize margetuximab, tebotelimab
(MGD-013)
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
In June 2021, the Group entered into a collaboration and license agreement with MacroGenics, pursuant to which the Group and MacroGenics made four collaboration programs involving up to four immuno-oncology molecules. The first collaboration program covers a lead research molecule that incorporates MacroGenics’ DART platform and binds CD3 and an undisclosed target that is expressed in multiple solid tumors. The second collaboration program will cover a target to be designated by MacroGenics. For both molecules, the Group received commercial rights in Greater China, Japan, and Korea and MacroGenics received commercial rights in all other territories. For the lead molecule, the Group receives an option upon reaching a predefined clinical milestone to convert the regional arrangement into a global 50/50 profit share. The Group also obtained exclusive, global licenses from MacroGenics to develop, manufacture and commercialize two
additional molecules. For these four programs, each company will contribute intellectual property to generate either CD3- or CD47-based bispecific antibodies.
Under the terms of the agreement, the Group accrued an upfront payment of $25,000 to MacroGenics. In addition, MacroGenics is also eligible to receive up to
$1,386,000 in potential development, regulatory and commercial milestone payments for the four programs. If products from the collaboration are commercialized, MacroGenics would also receive royalties on annual net sales in the Group’s territories.
Pursuant to the collaboration and license agreement, the Group also agreed to make an equity investment of $30,000 in MacroGenics’ common stock at $31.30 per share (see Note 18).
The Group has the right to terminate this agreement at any time by providing written notice of termination to MacroGenics.

1
3

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

License and collaboration agreement with Deciphera
In June 2019, the Group entered into a license agreement with Deciphera, pursuant to which it obtained an exc
l
usive license under certain patents and
know-how
of Deciphera to develop and commercialize products containing ripretinib in the field of the prevention, prophylaxis, treatment, cure or amelioration of any disease or medical condition in humans in Greater China.
Under the terms of the agreement, the Group paid Deciphera an upfront license fee of $20,000 and three milestone payments of $12,000. The Group also agreed to pay certain additional development, regulatory and commercial milestone payments up to an aggregate of $173,000, and certain tiered royalties (from low-to-high
teens on a percentage basis and subject to certain reductions) based on the net sales of the licensed products in the territory.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Deciphera.
License agreements with Turning Point Therapeutics Inc (“Turning Point”)
In July 2020, the Group entered into an exclusive license agreement with Turning Point pursuant to which Turning Point exclusively licensed to the Group the rights to develop and commercialize products containing repotrectinib as an active ingredient in all human therapeutic indications, in Greater China.
Under the terms of the agreements, the Group paid an upfront payment of $25,000 and one milestone payment of $2,000, and accrued two milestone payments totaling $3,000 to Turning Point. Turning Point is also eligible to receive up to $146,000 in development, regulatory and sales milestones. Turning Point will also be eligible to receive certain tiered royalties (from mid-to-high
teens on a percentage basis and subject to certain reductions) based on annual net sales of repotrectinib in Greater China.
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

1
4

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
License agreement with Cullinan Pearl Corp. (“Cullinan”)
In December 2020, the Group entered into a license agreement with Cullinan, a subsidiary of Cullinan Management, Inc., formerly Cullinan Oncology, LLC, pursuant to which it obtained an exclusive license under certain patents and know-how
of Cullinan to dev
e
lop, manufacture and commercialize products containing
CLN-081
as an active ingredient in all uses in humans and animals in Greater China.
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Under the terms of the agreement, the Group paid an upfront payment of $6,000 to Takeda. Takeda is also eligible to receive up to $481,500 in development, regulatory and sales-based milestone payments. Takeda is also eligible to receive certain tiered royalties (from high-single-digit to low-teen
tiered royalties on a percentage basis and subject to certain reductions) based on net sales of each product sold by selling party during each year of the applicable royalty term.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Takeda.
Collaboration and license agreement with argenx BV (“argenx”)
In January 2021, the Group entered into a collaboration and license agreement with argenx. The Group received an exclusive license to develop and commercialize products containing argenx’s proprietary antibody fragment, known as efgartigimod, in Greater China. The Group is responsible for the development of the licensed compound and licensed product and will have the right to commercialize such licensed product in the territory.
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
Collaboration and license agreement with Mirati Therapeutics, Inc. (“Mirati”)
In May 2021, the Group entered into a collaboration and license agreement with Mirati. The Group obtained the right to research, develop, manufacture and exclusively commercialize adagrasib in Greater China. The Group will support accelerated enrollment in key global, registration-enabling clinical trials of adagrasib in patients with cancer who have a KRASG12C mutation. Mirati has an option to co-commercialize
in Greater China and retains full and exclusive rights to adagrasib in all countries outside of Greater China.
Under the terms of the agreement, the Group accrued an upfront payment of $65,000 to Mirati. Mirati is also eligible to receive up to $273,000 in development, regulatory and sales-based milestone payments. Mirati is also eligible to receive high-teen- to low-twenties-percent
tiered royalties based on annual net sales of adagrasib in Greater China.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Mirati.

1
6

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Full details of the licenses and collaborative arrangements are included in our Annual Report on Form
10-K
for the year ended December 31, 2020 as filed with the SEC on March 1, 2021 and this Quarterly Report on Form 10-Q. As noted above, the Group has entered into various license and collaboration agreements with third party licensors to develop and commercialize product candidates. Based on the terms of these agreements, the Group is contingently obligated to make additional material payments upon the achievement of certain contractually defined milestones. Based on management’s evaluation of the progress of each project noted above, the licensors will be eligible to receive from the Group up to an aggregate of approximately
 $
4,541,502
in future milestone payments upon the achievement of contractually specified development milestones, such as regulatory approval for the product candidates, which may be before the Group has commercialized the product or received any revenue from sales of such product candidate, which may never occur.
1
6
. Restricted net assets
The Group’s ability to pay dividends may depend on the Group receiving distributions of funds from its Chinese subsidiary. Relevant PRC statutory laws and regulations permit payments of dividends by the Group’s Chinese subsidiary only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Group’s PRC subsidiary.
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
During the three and six months ended June 30, 2021 and 2020, no appropriation to statutory reserves was made because the Group’s Chinese subsidiary had substantial losses during such periods.
As a result of these PRC laws and regulations subject to the restrictions discussed above that require annual appropriations of 10% of after-tax
income to be set aside, prior to payment of dividends, as general reserve fund, the Group’s Chinese subsidiary is restricted in their ability to transfer a portion of their net assets to the Group.
Foreign exchange and other regulation
s
in China may further restrict the Group’s Chinese subsidiary from transferring funds to the Group in the form of dividends, loans and advances. As of June 30, 2021 and December 31, 2020, amounts restricted are the paid-in
capital of the Group’s Chinese subsidiaries, which amounted to $306,010 and $205,858, respectively.
1
7
. Commitments and Contingencies
(a) Purchase commitments
As of June 30, 2021, the Group’s commitments related to purchase of property and equipment contracted but not yet reflected in the unaudited condensed consolidated financial statement were $28,191 and $49 which are expected to be incurred within one year and within one to two years, respectively.

1
7

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

(b) Contingencies
The Group is a party to or assignee of license and collaboration agreements that may require it to make future payments relating to milestone fees and royalties on future sales of licensed products (Note 1
5
).
1
8
. Subsequent Event
In July 2021, the Group made an equity investment in MacroGenics in a private placement with total contributions amounting to
$30,000 and obtained 958,467

newly issued common shares of MacroGenics at $31.30 per share.
In July and August 2021, the Group granted 11,701 share options to certain management and employees of the Group at exercise prices ranging from $144.61 to $178.37 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a five-year period, with 20% of the awards vesting beginning on the anniversary date one year after the grant date.
In July and August 2021, 32,341 ordinary shares were authorized for grant to certain management and employees of the Group. One-fifth of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In August 2021, the Group entered into a global discovery, development and commercialization collaboration with Schrödinger, Inc., or Schrödinger, pursuant to which the parties will jointly conduct a research program focused on a novel DNA damage repair program in the area of oncology. Following the selection of a development candidate, the Group will assume primary responsibility for global development, manufacturing and commercialization of the program.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a commercial stage, biopharmaceutical company with a substantial presence in both Greater China and the United States. We are discovering, developing and commercializing innovative products that target medical conditions with unmet needs affecting patients in China and worldwide, particularly in the areas of oncology, autoimmune disorders, and infectious diseases. As of August 9, 2021, we have three commercialized products that have received marketing approval in one or more territories in Greater China and twelve programs in late-stage product development.
Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. Developing high quality product candidates requires a significant investment related to our research and development activities over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. Our ability to generate profits and to generate positive cash flow from operations over the next several years depends upon our ability to successfully market our current three commercial products ZEJULA, Optune and QINLOCK
®
, and our other product candidates that we are able to successfully commercialize. We expect to continue to incur substantial expenses related to our research and development activities. In particular, our licensing and collaboration agreements require us to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones as well as tiered royalties based on the net sales of the licensed products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our unaudited condensed consolidated financial statements and totaled $269.2 million for the six months ended June 30, 2021. In addition, we expect to incur substantial costs related to the commercialization of our product candidates, in particular during the early launch phase.
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

Recent Developments
Recent Business Developments
On April 12, 2021, we achieved first-patient-in for the Phase 3 pivotal LUNAR trial.
On April 13, 2021, we announced in a joint press release with our partner, Novocure, an update regarding Novocure’s Phase 3 pivotal LUNAR trial of Tumor Treating Fields in stage
4 non-small cell
lung cancer (NSCLC) following platinum failure. Following a routine review of the study by an independent data monitoring committee (DMC), Novocure was informed that the pre-specified interim
analysis for the LUNAR trial would be accelerated given the length of accrual and the number of events observed to date. The interim analysis included data from 210 patients accrued to the LUNAR trial through February 2021. After review of the interim analysis report, the DMC concluded that the LUNAR trial should continue with no evidence of increased systemic toxicity. On May 18, 2021, Novocure announced the U.S. Food and Drug Administration (FDA) has approved its Investigational Device Exemption (IDE) supplement, reducing the enrollment requirement for its LUNAR trial to 276 patients with 12 months follow-up.
In addition, in April 2021, we achieved
first-patient-in
for the LUNAR trial in Greater China.
On April 23, 2021, we announced the closing of a global offering of American depositary shares and ordinary shares, including the full exercise of the greenshoe option, for total gross proceeds to us of $857.5 million. This offering was the first ever dual-tranche offering on both Nasdaq and the Stock Exchange of Hong Kong.
On May 24, 2021, we announced the first patient treated in the METIS Phase 3 pivotal trial of Tumor Treating Fields in brain metastases from NSCLC in Greater China.
On June 1, 2021, we announced that we entered into a collaboration and license agreement with Mirati for adagrasib, a small-molecule KRASG12C inhibitor, in Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, we obtained the right to research, develop, manufacture and exclusively commercialize adagrasib in Greater China. We will support accelerated enrollment in key global, registration-enabling clinical trials of adagrasib in patients with cancer who have a KRAS G12C mutation.
On June 4, 2021, our partner, Cullinan, announced additional details pertaining to Cullinan’s ongoing Phase 1/2a trial of
CLN-081
in NSCLC patients whose tumors harbor epidermal growth factor receptor (EGFR) exon 20 insertion mutations, including that
CLN-081
continues to demonstrate acceptable overall safety and tolerability with encouraging GI toxicity profile.
On June 15, 2021, we announced that we entered into an exclusive collaboration and license agreement with MacroGenics, pursuant to which we agreed to collaboratively develop and commercialize up to four bispecific antibody-based molecules with MacroGenics based on the MacroGenics’ proprietary DART
®
 and TRIDENT
®
 multi-specific technology platforms. Under the agreement, each party agrees to contribute specified intellectual property to enable the research, development, manufacture and commercialization of up to four future CD3 or CD47-based bispecific molecules. We were granted exclusive rights in Greater China, Japan, and Korea for two programs and exclusive global rights for two other programs.
On August 4, 2021, we announced that we entered into a global discovery, development and commercialization collaboration with Schrödinger, pursuant to which we will jointly conduct a research program focused on a novel DNA damage repair program in the area of oncology. Schrödinger is a recognized leader in providing physics-based computational software platforms used in drug discovery. The research program will be conducted jointly by the scientific teams of our two companies. Following the selection of a development candidate, we will assume primary responsibility for global development, manufacturing and commercialization of the program.
Recent Regulatory Developments
PRC Medical Device Regulations
The sale and marketing of imported medical device products in China are subject to notifications (for Class I devices) or registrations (for Class II and III devices) with China’s National Medical Products Administration (NMPA). We launched Optune in China in June 2020 after the NMPA approved Optune in May 2020 in combination with temozolomide for the treatment of patients with newly diagnosed GBM and also as a monotherapy for the treatment of patients with recurrent GBM. Optune is regulated as a Class III imported medical device in China, and we act as the Chinese legal agent for our collaboration partner, Novocure, who is the foreign marketing authorization holder (MAH) for Optune in China. We are preparing to submit to the NMPA a Marketing Authorization Application for Optune Lua for the treatment of unresectable, locally advanced or metastatic malignant pleural mesothelioma.
The Chinese State Council passed new Medical Device Regulations (State Council Order #739), or Order #739, to replace the existing Medical Device Regulations (State Council Order #680), or Order #680. Order #739 was published by the National Medical Products Administration (NMPA) and became effective on June 1, 2021. Order #739 largely follows the legislative structure of Order #680. We, as the Chinese legal agent for Optune in China, are subject to the statutory compliance requirements under Order #739. The following updates from Order #739 we believe are the most relevant to our compliance obligations and our business operations in China:

•
C
hinese legal agent
. Under Order #739, foreign device MAHs will still need to appoint a Chinese legal entity to submit regulatory applications and correspond with regulatory authorities. Nevertheless, the local appointees may only need to play a secondary role to assist the foreign device MAHs in the performance of compliance obligations under Order #739.

•
L
iabilities for
non-compliance
. Order #739 significantly increases MAH’s liabilities for
non-compliance.
Order #739 also introduces personal liability on the legal representatives, main responsible persons, directly responsible supervisors or other personnel of MAHs. While Order #680 does not differentiate the liability of local legal agents from the foreign device MAHs, Order #739 makes it clear that local appointees will assume a lesser degree of liability compared to the foreign device MAHs. If local appointees fail to perform the statutory responsibilities and obligations on behalf of the MAHs, they will be subject to administrative fines up to RMB 0.5 million, and their responsible personnel will only be subject to a five-year debarment. In comparison, foreign MAHs who refuse to fulfill the administrative penalties may be subject to a ten-year
import ban.

•
M
AH system
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

•
E
ncouraging innovations
. As a core theme of its drafting philosophy, Order #739 encourages innovations in medical device technologies and will continue to allow the “fast track approval process” to accelerate the product launch timeline for innovative devices. Under Order #739, imported medical devices that are
“first-in-class”
and have Chinese invention patent(s) covering their core technologies do not need to be approved outside of China before the NMPA’s marketing authorization.

•
C
linical evidence
. The NMPA will allow versatile clinical evidence to demonstrate product safety and effectiveness. Such evaluation can be based on clinical study data or analysis of clinical literature and clinical data on predicate devices.

•
E
xpanded access
. Expanded access to investigational devices will be made available for patients in the study sites upon ethics committee approval and the patients’ giving informed consent, provided that the investigational devices are used for critical, life-threatening diseases without an effective treatment method and can confer clinical benefits on patients based on medical judgment.

To implement Order #739, from March to June of 2021, the NMPA also published draft administrative regulations on the registration, manufacturing, distribution, Good Clinical Practices and company-led
type tests for medical devices for public comment.
PRC Biosecurity Law
On April 15, 2021, the PRC Biosecurity Law took effect.
PRC Patent Law
On June 1, 2021, the fourth amendment to the PRC Patent Law took effect.
On July 3, 2021, the Implementing Measure to Early-Stage Resolution Mechanism for Pharmaceutical Patent Disputes (Tentative) (the “Measures”), jointly issued by the NMPA and the China National Intellectual Property Administration jointly, took effect. The Measures give practical guidance on the patent linkage system in China, where the drug originators are permitted to list on a public registration system certain patents that are relevant to approved drugs. Generic and biosimilar drug applicants must then make certifications when applying for drug approval in respect of the listed patents. Where the certification is a type IV certification which alleges the invalidity of the listed patents or alleges that the scope of the listed patents does not cover the generic or biosimilar drug that is the subject of the drug approval application, drug originators have an opportunity to pursue administrative or judicial litigation to determine patent infringement prior to commercial sale, and in the case of chemical generics, obtain a
9-month
approval stay on the chemical generic drug approval application. Upon successful litigation prior to the approval of the generic or biosimilar drug, the drug originators may delay the grant of the approval of a chemical generic drug until after patent expiry or have the approval of a biosimilar drug be conditioned upon patent expiry.
PRC Data Security and Cybersecurity
In June 2021, China’s top legislative body, the National People’s Congress, passed the Data Security Law (DSL). Being the first comprehensive data security legislation in China, the DSL will take effect on September 1, 2021, and it covers a wide range of issues relating to the collection, storage, processing, use, provision, transaction and publication of data. The DSL provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection. The DSL has extraterritorial effect and it applies to any data processing activities outside China if such activities would be detrimental to the national security or public interest of China or the interests of Chinese citizens or organizations.
In July 2021, the Cyberspace Administration of China published a revised draft of the Measures on Cybersecurity Review, expanding the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country.

Also, recently, the National People’s Congress released the second consultation draft of the Personal Information Protection Law. The draft proposes a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The draft also proposes that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set
by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year.
Factors Affecting our Results of Operations
Research and Development Expenses
We believe our ability to successfully develop product candidates will be the primary factor affecting our long-term competitiveness, as well as our future growth and development. Developing high quality product candidates requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. As a result of this commitment, our pipeline of product candidates has been steadily advancing and expanding, with twelve late-stage clinical product candidates being investigated as of June 30, 2021.
To date, we have financed our activities primarily through private placements, our initial public offering on Nasdaq in September 2017, a secondary listing on the Stock Exchange of Hong Kong and multiple follow-on
offerings. Through June 30, 2021, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering, our secondary listing and our follow-on
offerings. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $235.3 million and $92.3 million, for the six months ended June 30, 2021 and June 30, 2020, respectively. We expect our expenditures to increase significantly in connection with our ongoing activities, particularly as we advance the clinical development of our twelve late-stage clinical product candidates and continue research and development of our clinical and pre-clinical-
stage product candidates and initiate additional clinical trials of, and seek regulatory approval for, these and other future product candidates. These expenditures include:

•	expenses incurred for payments to contract research organizations (“CROs”), contract manufacture organizations (“CMOs”), investigators and clinical trial sites that conduct our clinical studies;

•	employee compensation related expenses, including salaries, benefits and equity compensation expenses;

•	expenses for licensors;

•	the cost of acquiring, developing and manufacturing clinical study materials;

•	facilities, depreciation and other expenses, which include office leases and other overhead expenses;

•	costs associated with pre-clinical activities and regulatory operations;

•	expenses associated with the construction and maintenance of our manufacturing facilities; and

•	costs associated with operating as a public company.
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
Our Ability to Commercialize Our Product Candidates
As of June 30, 2021, twelve of our product candidates are in late-stage clinical development and various others are in clinical and pre-clinical
development in China and the United States. Our ability to generate revenue from our product candidates is dependent on our receipt of regulatory approvals for and successful commercialization of such products, which may never occur. Certain of our product candidates may require additional pre-clinical
and/or clinical development, regulatory approvals in multiple jurisdictions, manufacturing supply, substantial investment and significant marketing efforts before we generate any revenue from product sales.

Our License Arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration and development agreements. We are required to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones for the relevant products under these agreements as well as tiered royalties based on the net sales of the licensed products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our unaudited condensed consolidated financial statements and totaled $269.2 million for the six months ended June 30, 2021 and $98.0 million for the three months ended June 30, 2021. The upfront payments and milestone payments are recorded in research and development expense and was $51.7 million for the six months ended June 30, 2020 and $42.5 million for the three months ended June 30, 2020.
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
10-K
for the year ended December 31, 2020.
Hong Kong
Our subsidiaries incorporated in Hong Kong are subject to
two-tiered
tax rates for the six months ended June 30, 2021 and 2020 on assessable profits earned in Hong Kong where the profits tax rate for the first HK$2 million of assessable profits is subject to profits tax rate of 8.25% and the assessable profits above HK$2 million is subject to profits tax rate of 16.5%. Our subsidiaries incorporated in Hong Kong did not have assessable profit for the six months ended June 30, 2021 and 2020.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(in thousands, except share and per share data)
Comprehensive Loss Data:
Revenue	$36,935	$10,995	$57,038	$19,213
Expenses:
Cost of sales	(10,868)	(2,896)	(18,373)	(4,980)
Research and development	(142,224)	(68,307)	(346,076)	(102,049)
Selling, general and administrative	(54,414)	(23,758)	(90,252)	(42,472)

Loss from operations	$(170,571)	$(83,966)	$(397,663)	$(130,288)
Interest income	244	1,227	458	2,882
Interest expenses	—	(55)	—	(114)
Other income (expense), net	7,406	2,434	1,179	(691)

Loss before income tax and share of loss from equity method investment	$(162,921)	$(80,360)	$(396,026)	$(128,211)
Income tax expense	—	—	—	—
Share of loss from equity method investment	(403)	(269)	(208)	(406)

Net loss attributable to ordinary shareholders	$(163,324)	$(80,629)	$(396,234)	$(128,617)
Weighted-average shares used in calculating net loss per ordinary share, basic and diluted	93,045,531	74,738,563	90,723,132	73,847,551
Net loss per share, basic and diluted	$(1.76)	$(1.08)	$(4.37)	$(1.74)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenue
Our revenue is derived from the sale of ZEJULA, Optune and QINLOCK in China and Hong Kong. The following table disaggregates net revenue by product for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(in thousands)	2021	%	2020	%
ZEJULA	$23,366	63.3	$7,446	67.7
Optune	9,535	25.8	3,549	32.3
QINLOCK	4,034	10.9	—	—

Total product revenue—Net	$36,935	100.0	$10,995	100.0

Research and Development Expenses
The following table sets forth the components of our research and development expenses for the periods indicated.

	Three Months Ended June 30,
(in thousands)	2021	%	2020	%
Research and Development Expenses:
Personnel compensation and related costs	$17,282	12.1	$11,596	17.0
Licensing fees	97,966	68.9	42,480	62.2
Payment to CROs/CMOs/Investigators	19,618	13.8	9,982	14.6
Other costs	7,358	5.2	4,249	6.2

Total	$142,224	100.0	$68,307	100.0

Research and development expenses increased by $73.9 million to $142.2 million for the three months ended June 30, 2021 from $68.3 million for the three months ended June 30, 2020. The increase in research and development expenses included the following:

•
$5.7 million for increased personnel compensation and related costs which was primarily attributable to increased employee compensation costs, due to hiring of more personnel during the three months ended June 30, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•	$55.5 million for increased licensing fees in connection with the upfront payments for new licensing agreements as well as certain milestone fees; and

•	$9.6 million for increased payments to CROs, CMOs and investigators in the three months ended June 30, 2021 as we advanced our drug candidate pipeline.
The following table summarizes our research and development expenses by program for the three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,
(in thousands)	2021	%	2020	%
Research and Development Expenses:
Clinical programs	$93,433	65.7	$52,003	76.1
Pre-clinical programs	28,545	20.1	2,227	3.3
Unallocated research and development expenses	20,246	14.2	14,077	20.6

Total	$142,224	100.0	$68,307	100.0

During the three months ended June 30, 2021, 65.7% and 20.1% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. During the three months ended June 30, 2020, 76.1% and 3.3% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.

Selling, General and Administrative Expenses
The following table sets forth the components of our selling, general and administrative expenses for the periods indicated.

	Three Months Ended June 30,
(in thousands)	2021	%	2020	%
Selling, General and Administrative Expenses:
Personnel compensation and related costs	30,060	55.2	14,040	59.1
Professional service fees	4,806	8.8	2,543	10.7
Other costs	19,548	36.0	7,175	30.2

Total	$54,414	100.0	$23,758	100.0

Selling, general and administrative expenses increased by $30.7 million to $54.4 million for the three months ended June 30, 2021 from $23.8 million for the three months ended June 30, 2020. The increase in general and administrative expenses included the following:

•
$16.0 million for increased personnel compensation and related costs which was primarily attributable to increased commercial and administrative personnel costs, due to hiring of more personnel during the three months ended June 30, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•
$2.3 million for increased professional service fee, mainly attributable to our increased legal, compliance, accounting and investor and public relations expenses associated with being a public company; and

•	$12.4 million for increased other costs, mainly including selling, rental, and administrative expenses primary attributable to the commercial operation in Hong Kong and China.
Interest Income
Interest income decreased by $1.0 million, to $0.2 million for the three months ended June 30, 2021, from $1.2 million for the three months ended June 30, 2020 primary due to the decrease of short-term investments balance.
Interest Expenses
Interest expenses is nil for the three months ended June 30, 2021, compared to $0.1 million for the three months ended June 30, 2020, as all the short-term borrowings were repaid in 2020.
Share of loss from equity method investment
In June 2017, we entered into an agreement with three
third-parties
to launch JING Medicine Technology (Shanghai) Ltd. (“JING”), an entity which provides services for product discovery and development, consultation and transfer of pharmaceutical technology. We recorded loss of $0.4 million and $0.3 million for its portion of JING’s net loss for the three months June 30, 2021 and 2020, respectively.
Other Income (Expense), net
Other income (expense), net increased by $5.0 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily as a result of an increase in foreign exchange gain and partially offset by a decrease in governmental subsidies.
Net Loss Attributable to Ordinary Shareholders
As a result of the foregoing, we had net loss attributable to ordinary shareholders of $163.3 million for the three months ended June 30, 2021 compared to net loss attributable to ordinary shareholders of $80.6 million for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenue
Our revenue is derived from the sale of ZEJULA, Optune and QINLOCK in China and Hong Kong. The amount of revenue of ZEJULA for the six months ended June 30, 2021, was adjusted by the normal process in China to compensate distributors for products recently sold at prices prior to the National Reimbursement Drug List (NRDL) implementation. The following table disaggregates net revenue by product for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	%	2020	%
ZEJULA	$35,972	63.1	$13,791	71.8
Optune	16,665	29.2	5,422	28.2
QINLOCK	4,401	7.7	—	—

Total product revenue—Net	$57,038	100.0	$19,213	100.0

Research and Development Expenses
The following table sets forth the components of our research and development expenses for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2021	%	2020	%
Research and Development Expenses:
Personnel compensation and related costs	$29,979	8.7	$21,600	21.2
Licensing fees	269,248	77.8	51,720	50.7
Payment to CROs/CMOs/Investigators	35,144	10.1	19,812	19.4
Other costs	11,705	3.4	8,917	8.7

Total	$346,076	100.0	$102,049	100.0

Research and development expenses increased by $244.0 million to $346.1 million for the six months ended June 30, 2021 from $102.0 million for the six months ended June 30, 2020. The increase in research and development expenses included the following:

•
$8.4 million for increased personnel compensation and related costs which was primarily attributable to increased employee compensation costs, due to hiring of more personnel during the six months ended June 30, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•	$217.5 million for increased licensing fees in connection with the upfront payments for new licensing agreements as well as certain milestone fees; and

•	$15.3 million for increased payment to CROs, CMOs and investigators in the six months ended June 30, 2021 as we advanced our drug candidate pipeline.
The following table summarizes our research and development expenses by program for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,
(in thousands)	2021	%	2020	%
Research and Development Expenses:
Clinical programs	$279,689	80.8	$72,335	70.9
Pre-clinical programs	31,045	9.0	2,915	2.9
Unallocated research and development expenses	35,342	10.2	26,799	26.2

Total	$346,076	100.0	$102,049	100.0

During the six months ended June 30, 2021, 80.8% and 9.0% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. During the six months ended June 30, 2020, 70.9% and 2.9% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.

Selling, General and Administrative Expenses
The following table sets forth the components of our selling, general and administrative expenses for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2021	%	2020	%
Selling, General and Administrative Expenses:
Personnel compensation and related costs	$53,472	59.2	$27,082	63.8
Professional service fees	8,389	9.3	4,570	10.7
Other costs	28,391	31.5	10,820	25.5

Total	$90,252	100.0	$42,472	100.0

Selling, general and administrative expenses increased by $47.8 million to $90.3 million for the six months ended June 30, 2021 from $42.5 million for the six months ended June 30, 2020. The increase in general and administrative expenses included the following:

•
$26.4 million for increased personnel compensation and related costs which was primarily attributable to increased commercial and administrative personnel costs, due to hiring of more personnel during the six months ended June 30, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•
$3.8 million for increased professional service fee, mainly attributable to our increased legal, compliance, accounting and investor and public relations expenses associated with being a public company; and

•	$17.6 million for increased other costs, mainly including selling, rental, and administrative expenses primary attributable to the commercial operation in Hong Kong and China.
Interest Income
Interest income decreased by $2.4 million, to $0.5 million for the six months ended June 30, 2021, from $2.9 million for the six months ended June 30, 2020 primary due to the decrease of short-term investments balance.
Interest Expenses
Interest expenses is nil for the six months ended June 30, 2021, compared to $0.1 million for the six months ended June 30, 2020, as all the short-term borrowings were repaid in 2020.
Share of loss from equity method investment
In June 2017, we entered into an agreement with three third-parties to launch JING Medicine Technology (Shanghai) Ltd., or JING, an entity that will provide services for product discovery and development, consultation and transfer of pharmaceutical technology. We recorded the gain on deemed disposal in this investee of $0.5 million and share of loss of $0.7 million for the six months ended June 30, 2021, and recorded share of loss in this investee of $0.4 million for the six months ended June 30, 2020.
Other Income (Expense), net
Other income (expense), net increased by $1.9 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily as a result of an increase in foreign exchange gain and partially offset by a decrease in governmental subsidies.
Net Loss Attributable to Ordinary Shareholders
As a result of the foregoing, we had net loss attributable to ordinary shareholders of $396.2 million for the six months ended June 30, 2021 compared to net loss attributable to ordinary shareholders of $128.6 million for the six months ended June 30, 2020.
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
Revenue recognition
In 2018, we adopted ASC Topic 606 (“ASC 606”),
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
Our revenue is from product sales. We recognize revenue from product sales when we have satisfied the performance obligation by transferring control of the product to the customers. Control of the product generally transfers to the customers when the delivery is made and when title and risk of loss transfers to the customers. Cost of sales mainly consists of the acquisition cost of products and royalty fees.
We have applied the practical expedients under ASC 606 with regard to assessment of financing components and concluded that there is no significant financing component given that the period between delivery of goods and payment is generally one year or less. We have generated product sales revenue since 2018. Our product revenues were primarily generated from the sale of ZEJULA (niraparib), Optune (Tumor Treating Fields) and QINLOCK (ripretinib) to customers.
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
We did not recognize any contract assets and contract liabilities as of June 30, 2021 and December 31, 2020.
Share-Based Compensation
We grant share options and
non-vested
restricted shares to eligible employees, management and directors and account for these share-based
awards in accordance with ASC 718,
Compensation-Stock
Compensatio
n
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
Compensation- Stock
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
Discl
o
sure
s
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
ASC 820 describes three main approaches, for example, to measure the fair value of assets and liabilities: (1) market approach, (2) income approach and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.
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
In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements the benefit of a tax position if the tax position is “more likely than not” to prevail based on the facts and technical merits of the position. Tax positions that meet the “more likely than not” recognition threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We estimate our liability for unrecognized tax benefits which are periodically assessed and may be affected by changing interpretations of laws, rulings by tax authorities, changes and/or developments with respect to tax audits, and expiration of the statute of limitations. The ultimate outcome for a particular tax position may not be determined with certainty prior to the conclusion of a tax audit and, in some cases, appeal or litigation process.
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
The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period in which the audit is concluded. Additionally, in future periods, changes in facts, circumstances and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the changes occur. As of June 30, 2021 and December 31, 2020, we did not have any significant unrecognized uncertain tax positions.

B. Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements, our September 2017 initial public offering on the Nasdaq stock exchange, our September 2020 secondary listing on the Stock Exchange of Hong Kong and multiple follow-on
offerings. Through June 30, 2021, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering, subsequent follow-on offerings, and our secondary listing. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $235.3 million and $92.3 million, for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, we had cash, cash equivalents and restricted cash of $1,767.3 million. Our expenditures as a company principally focused on research and development, are largely discretionary and as such our current losses and cash used in operations do not present immediate going concern issues. Based on our current operating plan, we expect that our existing cash and cash equivalents as of August 9, 2021, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this Quarterly Report are issued. However, in order to bring to fruition our research and development objectives, we will ultimately need additional funding sources and there can be no assurances that they will be made available.
The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(235,348)	$(92,319)
Net cash provided by (used in) investing activities	737,828	(6,521)
Net cash provided by financing activities	820,949	281,500
Effect of foreign exchange rate changes	1,028	12

Net increases in cash, cash equivalents and restricted cash	$1,324,457	$182,672

Net cash used in operating activities
During the six months ended June 30, 2021, our operating activities used $235.3 million of cash, which resulted principally from our net loss of $396.2 million, adjusted for non-cash
charges of $85.9 million, and cash provided in our operating assets and liabilities of $75.0 million. Our net non-cash
charges during the six months ended June 30, 2021 primarily consisted of $62.3 million non-cash
research and development expenses, a $3.0 million depreciation expense, a $17.6 million share-based
compensation expense and a $2.8 million
non-cash
lease expense.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $737.8 million for the six months ended June 30, 2021 compared to net cash used in investing activities of $6.5 million for the six months ended June 30, 2020. The increase in cash provided by investing activities was primarily due to the proceeds from maturity of short-term investments.
Net cash provided by financing activities
Net cash provided by financing activities was $820.9 million for the six months ended June 30, 2021 compared to $281.5 million for the six months ended June 30, 2020. The increase in cash provided by financing activities was primarily due to the issuance of ADSs in our follow-on
offering during the six months ended June 30, 2021.
C. Research and Development, Patents and Licenses, etc.
Full details of our research and development activities and expenditures are provided in the “Business” and “Operating and Financial Review and Prospects” sections of our Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.
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
F. Tabular Disclosure of Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2021. Amounts we pay in future periods may vary from those reflected in the table.

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Purchase Obligations	$28,240	$28,191	$49	—	—
Operating Lease Obligations	$18,847	$6,557	$6,180	$4,373	$1,737
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
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China (“PBOC”), controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of our company included aggregated amounts of RMB 234.0 million and RMB 155.9 million, which were denominated in RMB, as of June 30, 2021 and December 31, 2020, respectively, representing 2% and 5% of the cash and cash equivalents as of June 30, 2021 and December 31, 2020, respectively.
Our business mainly operates in China with a significant portion of our transactions settled in RMB, and our financial statements are presented in U.S. dollars. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge our exposure to such risk. Although, in general, our exposure to foreign exchange risks should be limited, the value of your investment in our ADSs will be affected by the exchange rate between the U.S. dollar and the RMB because the value of our business is effectively denominated in RMBs, while ADSs will be traded in U.S. dollars.
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
A significant portion of our cash is kept in Hong Kong dollars (HK dollars) as well as U.S. dollars. The value of our ADSs will, therefore, be affected by the foreign exchange rates between U.S. dollars, HK dollars and the RMB. For example, to the extent that we need to convert U.S. dollars or HK dollars into RMB for our operations or if any of our arrangements with other parties are denominated in U.S. dollars or HK dollars and need to be converted into RMB, appreciation of the RMB against the U.S. dollar or the HK dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert RMB into U.S. dollars or HK dollars for the purpose of making payments for dividends on our ordinary shares or ADSs or for other business purposes, appreciation of the U.S. dollar or the HK dollar against the RMB would have a negative effect on the conversion amounts available to us.
Since 1983, the Hong Kong Monetary Authority (HKMA) has pegged the HK dollar to the U.S. dollar at the rate of approximately HK$7.80 to US$1.00. However, there is no assurance that the HK dollar will continue to be pegged to the U.S. dollar or that the HK dollar conversion rate will remain at HK$7.80 to US$1.00. If the HK dollar conversion rate against the U.S. dollar changes and the value of the HK dollar depreciates against the U.S. dollar, our Group’s assets denominated in HK dollars will be adversely affected. Additionally, if the HKMA were to repeg the HK dollar to, for example, the RMB rather than the U.S. dollar, or otherwise restrict the conversion of HK dollars into other currencies, then our Group’s assets denominated in HK dollars will be adversely affected.

Credit Risk
Our credit risk is primarily attributable to the carrying amounts of cash and cash equivalents and short-term investment. The carrying amounts of cash and cash equivalents and short-term
investment represent the maximum amount of loss due to credit risk. As of June 30, 2021 and December 31, 2020, all of our cash and cash equivalents and short-term investments were held by major financial institutions located in China and international financial institutions outside of China which we believe are of high credit quality, and we will continually monitor the credit worthiness of these financial institutions.
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
As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e)
under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2021, there have not been any changes in our internal controls over financial reporting (as such item is defined in Rules
13a-15(f)
and
15d-15(f)
promulgated under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, except as follows:
Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our ordinary shares and/or our ADSs.
The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. We conduct preclinical and clinical activities and have business operations both in the United States and China. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect the competitive position of our drug products, the hiring of scientists and other research and development personnel, the demand for our drug products, the import or export of raw materials in relation to drug development, our ability to raise capital, the market price of our ordinary shares and/or our ADSs or prevent us from selling our drug products in certain countries.

Furthermore, the SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with a Variable Interest Entity, or a VIE structure. We do not have a VIE structure and are not in an industry that is subject to foreign ownership limitations by China. Further, we believe that we have robust disclosures relating to our operations in China, including the relevant risks noted in Chairman Gensler’s statement. However, it is possible that the Company’s periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the United States.
In response to the SEC’s July 30 statement, the China Securities Regulatory Commission (CSRC) announced on August 1, 2021, that “[i]t is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create benign rules framework for the market.” While the CSRC will continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” it emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.”
If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our ordinary shares and/or our ADSs.
Compliance with China’s new Data Security Law, Measures on Cybersecurity Review (revised draft for public consultation), Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.
China has implemented or will implement rules and is considering a number of additional proposals relating to data protection. China’s new Data Security Law promulgated by the Standing Committee of the National People’s Congress of China in June 2021, or the Data Security Law, will take effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. As the Data Security Law has not yet come into effect, we may need to make adjustments to our data processing practices to comply with this law.
Additionally, China’s Cyber Security Law, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong—from the lowest Level 1 to the highest Level 5 pursuant to the Measures for the Graded Protection and the Guidelines for Grading of Classified Protection of Cyber Security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.
Recently, the Cyberspace Administration of China has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On July 10, 2021, the Cyberspace Administration of China published a revised draft of the Measures on Cybersecurity Review, expanding the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country.
It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance
ranging from fines or suspension of operations, and this could lead to us delisting from the U.S. stock market.
Also, recently, the National People’s Congress released the second consultation draft of the Personal Information Protection Law. The draft proposes a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The draft also proposes that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on
offerings of our securities in the U.S. market or the Stock Exchange of Hong Kong.
The audit report included in our periodic reports are prepared by an auditor who is not inspected by the U.S. Public Company Accounting Oversight Board, or the PCAOB, and as such, you are deprived of the benefits of such inspection, we may be subject to additional Nasdaq listing criteria or other penalties and our ADSs may be delisted from the U.S. stock market.
Auditors of companies that are registered with the SEC and traded publicly in the United States, including the independent registered public accounting firm of our company, must be registered with the PCAOB, and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. Because a substantial portion of our operations are within China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditor is not currently inspected by the PCAOB.
Inspections of auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors are deprived of the benefits of PCAOB inspections and may lose confidence in our reported financial information and procedures and the quality of our financial statements.
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress, which if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on Our Exchanges Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges, such as the Nasdaq, of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted.
Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (HFCA Act), which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority
in the auditor’s local jurisdiction and to prohibit the securities of such issuers that have has three consecutive non-inspection
years from being traded on U.S. national securities exchanges such as the Nasdaq. The U.S. House of Representatives passed the HFCA Act on December 2, 2020, and the HFCA Act was signed into law on December 18, 2020. On May 13, 2021, the PCAOB issued proposed PCAOB Rule 6100 Board Determinations under the HFCA Act for public comment. The proposed rule provides a framework for making determinations as to whether PCAOB is unable to inspect an audit firm in a foreign jurisdiction, including the timing, factors, bases, publication and revocation or modification of such determinations, and provides that such determinations may be made on a jurisdiction-wide basis in a consistent manner applicable to all firms headquartered in the jurisdiction.
Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and departments with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in China-based issuers and summarizing enhanced disclosures the SEC recommends China-based issuers make regarding such risks.
On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (AHFCA Act), which amends the requirements of the HFCA Act to require that the SEC identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by any
non-U.S.
authority and to prohibit the securities of such issuers that have had two consecutive non-inspection
years from being traded on U.S. national securities exchanges such as the Nasdaq.
Under the HFCA Act (and, if passed, the AHFCA Act), our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years (or, if the AHFCA Act is passed, two consecutive years), and this ultimately could result in our ADSs being delisted which would materially adversely affect the Company.

Additionally, the Nasdaq has proposed adopting additional listing criteria applicable to companies that primarily operate in jurisdictions where local regulators impose secrecy laws, national security laws or other laws that restrict U.S. regulators from accessing information relating to the issuer, or a Restrictive Market. Under the proposed rule, whether a jurisdiction permits PCAOB inspection would be a factor in determining whether a jurisdiction is deemed by the Nasdaq to be a Restrictive Market. If the Nasdaq adopts this rule, China will likely be determined to be a Restrictive Market and, as a result, the Nasdaq may impose on us additional listing criteria or deny continued listing of our securities on the Nasdaq.
There can be no assurance that we or our auditor will be able to comply with requirements imposed by Nasdaq or the U.S. regulators. We are evaluating additional business processes and control changes with the goal of meeting the requirements of the HFCA Act. However, any business processes and control changes that we may implement may not be sufficient or may take time for us to implement and they ultimately may not be successful. We may also be subject to enforcement under the HFCA Act, the rules implementing the act that may be adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by the rules that may be adopted by the SEC under the HFCA Act (or, if passed, the AHFCA Act). Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares. Although our ordinary shares are listed in Hong Kong, investors may face difficulties in converting their ADSs into ordinary shares and migrating the ordinary shares to Hong Kong or may incur increased costs or suffer losses in order to do so. The market price of our ADSs could be materially adversely affected as a result of anticipated negative impacts of these rules and executive, regulatory or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these rules and executive, regulatory or legislative actions are implemented and regardless of our actual operating performance. Failure to adopt effective contingency plans may also have a material adverse impact on our business and the price of our ADSs and ordinary shares.
China’s economic, political and social conditions, as well as governmental policies or regulatory actions, could affect the business environment and financial markets in China, our ability to operate our business, our liquidity and our access to capital.
Substantially all of our operations (and all of our commercial operations) are conducted in China. Accordingly, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China as well as China’s economic, political, legal and social conditions in relation to the rest of the world. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past 40 years, growth has been uneven across different regions and among various economic sectors of China. China’s government has implemented various measures to encourage economic development, data protection and allocation of resources. Some of these measures may benefit the overall economy in China but may have a negative effect on us. Our financial condition and results of operations may be adversely affected by government control, perceived government interference and/or changes in tax, cyber and data security, capital investments, cross-border transaction and other regulations that are currently or may in the future be applicable to us. Recently, Chinese regulators have announced regulatory actions aimed at providing China’s government with greater oversight over certain sectors of China’s economy, including the for-profit
education sector and technology platforms that have a quantitatively significant number of users located in China. Although the biotech industry is already highly regulated in China and while there has been no indication to date that such actions or oversight would apply to companies that are similarly situated as us and that are pursuing similar portfolios of drug products and therapies as us, China’s government may in the future take regulatory actions that materially adversely affect the business environment and financial markets in China as they relate to us, our ability to operate our business, our liquidity and our access to capital.
The uncertainties in the China legal system could materially and adversely affect us.
On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to enhance its enforcement against illegal activities in the securities markets and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement
and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the Chinese securities laws. Since this document is relatively new, uncertainties exist in relation to how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like us.
It is especially difficult for us to accurately predict the potential impact to the Company of new legal requirements in China because the China legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the China legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the China legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules may not be uniform and enforcement of these laws, regulations and rules involves uncertainties. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us. Furthermore, the China legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

Other Risk Factors
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title

3.1	Fifth Amended and Restated Memorandum of Association of Zai Lab Limited (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

3.2	Fifth Amended and Restated Articles of Association of Zai Lab Limited (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-38205) filed with the SEC on June 24, 2021)

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.2	Form of American Depositary Receipt (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.3*	Registrant’s Specimen Certificate for Ordinary Shares

4.4	Third Amended and Restated Shareholders Agreement between Zai Lab Limited and other parties named therein dated June 26, 2017 (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

10.1*	Amendment to the Amended and Restated Employment Agreement, dated as of May 7, 2021, by and between Zai Lab (US) LLC and Tao Fu

10.2*^	Collaboration and License Agreement, dated as of May 28, 2021, by and between Zai Lab (Hong Kong) Limited and Mirati Therapeutics, Inc.

10.3*^	License and Collaboration Agreement, dated as of June 15, 2021, by and between Zai Lab (US) LLC and MacroGenics, Inc.

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Exhibit Title

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
^	Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAI LAB LIMITED

Dated: August 9, 2021	By:	/s/ Samantha Du
	Name:	Samantha Du
	Title:	Chief Executive Officer

39