Form 10-Q
period 2021-09-30
Zai Lab Ltd
filed 2021-11-09
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021, 96,408,743 ordinary shares of the registrant, par value $0.00006 per share, were outstanding, of which 68,893,502 ordinary shares were held in the form of American Depositary Shares.

Zai Lab Limited
Quarterly Report on Form
10-Q

SPECIAL NOTES REGARDING THE COMPANY
Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “possible,” “potentially,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or similar expressions. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information, that are not statements of historical facts, nor are they guarantees or assurances of future performance. These forward-looking statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may differ materially from those contemplated by the forward-looking statements because they relate to events and depend on circumstances that may or may not occur in the future. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including but not limited to the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, and the additional risk factors discussed in the “Risk Factors” section in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form
10-Q,
speak only as of their date. We anticipate that subsequent events and developments will cause our expectations and assumptions to change and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form
10-Q.
We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Usage of Terms
Unless the context requires otherwise, references in this Quarterly Report on Form
10-Q
to “Greater China” refers to mainland China, Hong Kong, Macau, and Taiwan and “China” refers to mainland China and references in this Quarterly Report on Form
10-Q
to “Zai Lab,” the “Company,” “we,” “us,” and “our” refer to Zai Lab Limited, a holding company, and its subsidiaries, on a consolidated basis. Our operating subsidiaries comprise Zai Lab (Hong Kong) Limited, domiciled in Hong Kong; Zai Auto Immune (Hong Kong) Limited, domiciled in Hong Kong; Zai Anti Infectives (Hong Kong) Limited, domiciled in Hong Kong; Zai Lab (Shanghai) Co., Ltd., domiciled in China; Zai Lab International Trading (Shanghai) Co., Ltd., domiciled in China; Zai Lab (Suzhou) Co., Ltd., domiciled in China; Zai Biopharmaceutical (Suzhou) Co., Ltd., domiciled in China; Zai Lab Trading (Suzhou) Co., Ltd., domiciled in China; Zai Lab (Taiwan) Limited, domiciled in Taiwan; Zai Lab (US) LLC, domiciled in the United States. Additionally, as of the date of this Quarterly Report on Form 10-Q, Zai Auto Immune (Hong Kong) Limited and Zai Anti Infectives (Hong Kong) Limited have non-substantial business operations.
Disclosures Relating to Our Chinese Operations
There are significant legal and operational risks associated with having the majority of our operations in China, including that changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition, results of operations and the market price of our ADSs or ordinary shares. Any such changes could significantly limit or completely hinder our ability to offer or continue to offer our ADSs or ordinary shares to investors, and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless. Recent statements made and regulatory actions undertaken by China’s government, including the recent enactment of China’s new Data Security Law, as well as our obligations to comply with China’s Cybersecurity Review Measures (Revised Draft for Comment), regulations and guidelines relating to the multi-level protection scheme, Personal Information Protection Law and any other future laws and regulations may require us to incur significant expenses and could materially affect our ability to conduct our business, accept foreign investments or continue to be listed on a U.S. or foreign stock exchange. For more information on these risks and other risks relating to our ADSs and ordinary shares, see the risk factors discussed in the “Risk Factors” section of our Annual Report on Form
10-K
for the year ended December 31, 2020 and the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, and the additional risk factors discussed in the “Risk Factors” section in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and this Quarterly Report on Form 10-Q.

As of the date of this Quarterly Report on Form
10-Q,
we are not required to obtain approval or prior permission from the China Securities Regulatory Commission or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. However, as there are uncertainties with respect to the Chinese legal system and changes in laws, regulations and policies, including how those laws and regulations will be interpreted or implemented, there can be no assurance that we will not be subject to such requirements, approvals or permissions in the future. We are required to obtain certain approvals from Chinese authorities in order to operate our Chinese subsidiaries. We are also required to obtain certain approvals from Chinese authorities before transferring certain scientific data abroad or to foreign parties or entities established or actually controlled by them. For more information on these required permissions, see the “Recent Legal and Regulatory Developments” section below in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, and the additional risk factors discussed in the “Risk Factors” section in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and this Quarterly Report on Form 10-Q.
Business Licenses for Chinese Subsidiaries
To operate our general business activities currently conducted in China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the State Administration for Market Regulation, or SAMR. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR, and no application for any such license has been denied. Our Chinese subsidiaries are also required to obtain certain licenses and permits, including but not limited to the following material licenses and permits: Drug Manufacturing Permits, Drug Distribution Permits and Medical Device Distribution Permits to manufacture and/or distribute drugs and applicable medical devices, and no application for any such material license or permit has been denied.
Dividends and Other Distributions
We are a holding company, and we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our ADSs or to service any debt we may incur. If any of our Chinese subsidiaries incur debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. To date, there have not been any such dividends or other distributions from our Chinese subsidiaries to our subsidiaries located in or outside of China. In addition, as of the date of this Quarterly Report on Fo
r
m

10-Q,

none of our subsidiaries have ever issued any dividends or distributions to us or their respective shareholders in or outside of China, and neither we nor any of our subsidiaries have ever directly or indirectly paid dividends or made distributions to U.S. investors. Zai Lab (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in China, received $266.5 million in capital contributions via twenty-two separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of China, from 2014 to 2021, to fund its business operations in China. Zai Lab International Trading (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Shanghai) Co., Ltd., its sole shareholder, in 2019 to fund its business operations in China. Zai Lab (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in China, received RMB166.5 million in capital contributions via ten separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of China, from 2015 to 2019 to fund its business operations in China. Zai Lab Trading (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Suzhou) Co., Ltd., its sole shareholder, in 2020 to fund its business operations in China. Zai Biopharmaceutical (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in China, received $15.0 million in capital contributions via four separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of China, from 2017 to 2018 to fund its business operations in China. In the future, cash proceeds raised from our overseas financing activities may be transferred by us to our Chinese subsidiaries via capital contribution or shareholder loans or intercompany loans, as the case may be.

According to the Foreign Investment Law of the People’s Republic of China and its implementing rules, which jointly established the legal framework for the administration of foreign-invested companies, a foreign investor may, in accordance with other applicable laws, freely transfer into or out of China its contributions, profits, capital earnings, income from asset disposal, intellectual property rights, royalties acquired, compensation or indemnity legally obtained, and income from liquidation, made or derived within the territory of China in RMB or any foreign currency, and any entity or individual shall not illegally restrict such transfer in terms of the currency, amount and frequency. According to the Company Law of the People’s Republic of China and other Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, each of our Chinese subsidiaries is required to set aside at least 10% of its accumulated after-tax
profits, if any, each year to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Where the statutory reserve fund is insufficient to cover any loss the Chinese subsidiary incurred in the previous financial year, its current financial year’s accumulated after-tax
profits shall first be used to cover the loss before any statutory reserve fund is drawn therefrom. Such statutory reserve funds and the accumulated after-tax
profits that are used for covering the loss cannot be distributed to us as dividends. At their discretion, our Chinese subsidiaries may allocate a portion of their after-tax
profits based on Chinese accounting standards to a discretionary reserve fund.
Renminbi is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our Chinese subsidiaries to use their potential future Renminbi revenues to pay dividends to us. The Chinese government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in availability of foreign currency may then restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to our offshore entities for our offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign-currency-denominated obligations. Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt (which may be denominated in foreign currency or Renminbi), including loans we may secure for our Chinese subsidiaries. Currently, our Chinese subsidiaries may purchase foreign currency for settlement of current account transactions, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange of China (SAFE) by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of China or pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries. See the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, and the additional risk factors discussed in the “Risk Factors” section in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and this Quarterly Report on Form 10-Q for a detailed discussion of the Chinese legal restrictions on the payment of dividends and our ability to transfer cash within our group and the potential for our ADS holders and holders of our ordinary shares to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes.

PART I-FINANCIAL INFORMATION
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

Item 1. Financial Statement
Zai Lab Limited
Unaudited condensed consolidated balance sheets
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		As of
	Notes	September 30, 2021	December 31, 2020

		$	$
Assets
Current assets:
Cash and cash equivalents	3	1,398,498	442,116
Short-term investments	5	170,000	744,676
Accounts receivable (net of allowance for credit loss of $6 and $1 as of September 30, 2021 and December 31, 2020, respectively)		21,018	5,165
Inventories	6	12,494	13,144
Prepayments and other current assets		17,077	10,935

Total current assets		1,619,087	1,216,036
Restricted cash, non-current	4	743	743
Long - term investments (including the fair value measured investment of $20,070 and nil as of September 30, 2021 and December 31, 2020, respectively)	7	20,801	1,279
Prepayments for equipment		1,129	274
Property and equipment, net	8	37,087	29,162
Operating lease right-of-use assets		15,514	17,701
Land use rights, net		7,749	7,908
Intangible assets, net		1,678	1,532
Long-term deposits		901	862
Value added tax recoverable		23,390	22,141

Total assets		1,728,079	1,297,638

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		51,406	62,641
Current operating lease liabilities		6,312	5,206
Other current liabilities	11	54,292	30,196

Total current liabilities		112,010	98,043
Deferred income		17,487	16,858
Non-current operating lease liabilities		10,652	13,392

Total liabilities		140,149	128,293

Commitments and contingencies (Note 17)
Shareholders’ equity
Ordinary shares (par value of $0.00006 per share; 500,000,000 shares authorized, 95,273,589 and 87,811,026 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)		6	5
Additional paid-in capital		2,812,830	1,897,467
Accumulated deficit		(1,206,249)	(713,603)
Accumulated other comprehensive loss		(15,124)	(14,524)
Treasury Stock (at cost, 27,722 and nil shares as of September 30, 2021 and December 31, 2020, respectively)		(3,533)	—

Total shareholders’ equity		1,587,930	1,169,345

Total liabilities and shareholders’ equity		1,728,079	1,297,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited condensed consolidated statements of operations
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2021	2020	2021	2020

		$	$	$	$
Revenue	9	43,103	14,651	100,141	33,864
Expenses:
Cost of sales		(12,162)	(4,934)	(30,535)	(9,914)
Research and development		(55,144)	(58,100)	(401,220)	(160,149)
Selling, general and administrative		(59,002)	(27,874)	(149,254)	(70,346)

Loss from operations		(83,205)	(76,257)	(480,868)	(206,545)
Interest income		713	866	1,171	3,748
Interest expenses		—	(43)	—	(157)
Other (expense s ) income, net		(13,580)	11,958	(12,401)	11,267

Loss before income tax and share of loss from equity method investment		(96,072)	(63,476)	(492,098)	(191,687)
Income tax expense	10	—	—	—	—
Share of loss from equity method investment		(340)	(265)	(548)	(671)

Net loss		(96,412)	(63,741)	(492,646)	(192,358)

Net loss attributable to ordinary shareholders		(96,412)	(63,741)	(492,646)	(192,358)

Loss per share - basic and diluted	12	(1.01)	(0.84)	(5.34)	(2.59)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		95,035,432	75,436,646	92,174,838	74,381,115
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited condensed consolidated statements of comprehensive loss
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	$	$	$	$
Net loss	(96,412)	(63,741)	(492,646)	(192,358)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	1,741	(9,901)	(600)	(7,535)

Comprehensive loss	(94,671)	(73,642)	(493,246)	(199,893)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited condensed consolidated statements of shareholders’ equity
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount

		$	$	$	$		$	$
Balance at December 31, 2020	87,811,026	5	1,897,467	(713,603)	(14,524)	—	—	1,169,345
Issuance of ordinary shares upon vesting of restricted shares	81,600	0	0	—	—	—	—	—
Exercise of shares option	58,364	0	702	—	—	—	—	702
Issuance of ordinary shares in connection with collaboration and license arrangement (Note 15)	568,182	0	62,250	—	—	—	—	62,250
Issuance cost adjustment for secondary listing	—	—	65	—	—	—	—	65
Share-based compensation	—	—	7,318	—	—	—	—	7,318
Net loss	—	—	—	(232,910)	—	—	—	(232,910)
Foreign currency translatio n	—	—	—	—	2,900	—	—	2,900

Balance at March 31, 2021	88,519,172	5	1,967,802	(946,513)	(11,624)	—	—	1,009,670

Issuance of ordinary shares upon vesting of restricted shares	32,100	0	0	—	—	—	—	0
Exercise of shares option	490,517	0	3,289	—	—	—	—	3,289
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $879	5,716,400	1	817,995	—	—	—	—	817,996
Receipt of employees’ shares to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(6,086)	(924)	(924)
Share-based compensation	—	—	10,232	—	—	—	—	10,232
Net loss	—	—	—	(163,324)	—	—	—	(163,324)
Foreign currency translation	—	—	—	—	(5,241)	—	—	(5,241)

Balance at June 30, 2021	94,758,189	6	2,799,318	(1,109,837)	(16,865)	(6,086)	(924)	1,671,698

Issuance of ordinary shares upon vesting of restricted shares	54,050	0	0	—	—	—	—	0
Exercise of shares option	461,350	0	2,916	—	—	—	—	2,916
Issuance cost adjustment for follow-on public offering	—	—	40	—	—	—	—	40
Receipt of employees’ shares to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(21,636)	(2,609)	(2,609)
Share-based compensation	—	—	10,556	—	—	—	—	10,556
Net loss	—	—	—	(96,412)	—	—	—	(96,412)
Foreign currency translation	—	—	—	—	1,741	—	—	1,741

Balance at September 30, 2021	95,273,589	6	2,812,830	(1,206,249)	(15,124)	(27,722)	(3,533)	1,587,930

Balance at December 31, 2019	68,237,247	4	734,734	(444,698)	4,620	—	—	294,660
Issuance of ordinary shares upon vesting of restricted shares	80,200	0	0	—	—	—	—	—
Exercise of shares option	49,278	0	346	—	—	—	—	346
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $740	6,300,000	0	280,568	—	—	—	—	280,568
Share-based compensation	—	—	6,463	—	—	—	—	6,463
Net loss	—	—	—	(47,988)	—	—	—	(47,988)
Foreign currency translation	—	—	—	—	3,539	—	—	3,539

Balance at March 31, 2020	74,666,725	4	1,022,111	(492,686)	8,159	—	—	537,588

Issuance of ordinary shares upon vesting of restricted shares	36,000	0	0	—	—	—	—	0
Exercise of shares option	179,613	0	2,729	—	—	—	—	2,729
Issuance cost adjustment for follow-on public offering	—	—	(13)	—	—	—	—	(13)
Share-based compensation	—	—	6,964	—	—	—	—	6,964
Net loss	—	—	—	(80,629)	—	—	—	(80,629)
Foreign currency translation	—	—	—	—	(1,173)	—	—	(1,173)

Balance at June 30, 2020	74,882,338	4	1,031,791	(573,315)	6,986	—	—	465,466

Issuance of ordinary shares upon vesting of restricted shares	90,468	0	0	—	—	—	—	0
Exercise of shares option	560,662	0	1,008	—	—	—	—	1,008
Issuance of ordinary shares upon secondary listing, net of issuance cost of $5,634	10,564,050	1	739,232	—	—	—	—	739,233
Issuance cost adjustment for follow-on public offering	—	—	(2)	—	—	—	—	(2)
Share-based compensation	—	—	6,978	—	—	—	—	6,978
Net loss	—	—	—	(63,741)	—	—	—	(63,741)
Foreign currency translation	—	—	—	—	(9,901)	—	—	(9,901)

Balance at September 30, 2020	86,097,518	5	1,779,007	(637,056)	(2,915)	—	—	1,139,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited condensed consolidated statements of cash flows
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Nine Months Ended September 30,
	2021	2020

	$	$
Operating activities
Net loss	(492,646)	(192,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	5	2
Inventory write-down	402	—
Depreciation and amortization expenses	4,612	3,253
Amortization of deferred income	(234)	(234)
Share-based compensation	28,106	20,405
Noncash research and development expenses (Note 15)	62,250	—
Share of loss from equity method investment	548	671
Loss from fair value changes of equity investment with readily determinable fair value	9,930	—
Loss on disposal of property and equipment	12	1
Noncash lease expenses	4,595	3,251
Changes in operating assets and liabilities:
Accounts receivable	(15,858)	(3,704)
Inventories	248	(3,631)
Prepayments and other current assets	(6,142)	(3,564)
Long - term deposits	(39)	(474)
Value added tax recoverable	(1,249)	(6,845)
Accounts payable	(11,235)	5,217
Other current liabilities	23,429	(4,981)
Operating lease liabilities	(3,834)	(2,335)
Deferred income	863	13,606

Net cash used in operating activities	(396,237)	(171,720)

Cash flows from investing activities:
Purchases of short-term investments	(170,000)	(749,676)
Proceeds from maturity of short-term investment	743,902	—
Payment for investment in equity investee	(30,000)	—
Disposal of property and equipment	3	—
Purchase of property and equipment	(11,920)	(4,835)
Purchase of intangible assets	(539)	(370)

Net cash provided by (used in) investing activities	531,446	(754,881)

Cash flows from financing activities:
Repayment of short-term borrowings	—	(4,292)
Proceeds from exercises of stock options	6,907	4,083
Proceeds from issuance of ordinary shares upon public offerings	818,874	1,025,970
Payment of public offering costs	(1,836)	(1,275)
Employee taxes paid related to net share settlement of equity awards	(3,467)	—

Net cash provided by financing activities	820,478	1,024,486

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	695	2,062

Net increase in cash, cash equivalents and restricted cash	956,382	99,947
Cash, cash equivalents and restricted cash - beginning of period	442,859	76,442

Cash, cash equivalents and restricted cash - end of period	1,399,241	176,389

Supplemental disclosure on non-cash investing and financing activities:
Payables for purchase of property and equipment	1,797	2,334
Payables for intangible assets	24	21
Payables for public offering costs	—	4,909
Supplemental disclosure of cash flow information:
Cash and cash equivalents	1,398,498	175,879
Restricted cash, non-current	743	510

Total cash and cash equivalents and restricted cash	1,399,241	176,389

Interest paid	—	157
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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, shareholders’ equity and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2020 condensed consolidated balance sheets data were derived from audited financial statements, but do not include all disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020. Interim results are not necessarily indicative of full year results and the unaudited condensed consolidated financial statements may not be indicative of the
Group’s
future performance.
(b) Principles of consolidation
The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.
(c) Use of estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating the current expected credit losses for financial assets, assessing the impairment of long-lived assets, discount rate of operating lease liabilities, accrual of rebate, allocation of the research and development service expenses to the appropriate financial reporting period based on the progress of the research and development projects, share-based compensation expenses, recoverability of deferred tax assets and a lack of marketability discount of the ordinary shares issued in connection with collaboration and license arrangement (Note 15). Management bases the estimates on historical experience and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
(d)
Long-term
investments
Long-term investments represent equity-method investments and equity investments with readily determinable fair values.
The Group accounts for equity investment in entities with significant influence under equity-method accounting. Under this method, the Group’s pro rata share of income (loss) from investment is recognized in the consolidated statements of comprehensive income. Dividends received reduce the carrying amount of the investment. When the Group’s share of loss in an equity-method investee equals or exceeds its carrying value of the investment in that entity, the Group continues to report its share of equity method losses in the statements of comprehensive income to the extent and as an adjustment to the carrying amount of its other investments in the investee. Equity-method investment is reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other-than-temporary. In making this determination, factors are evaluated in determining whether a loss in value should be recognized. These include consideration of the intent and ability of the Group to hold investment and the ability of the investee to sustain an earnings capacity, justifying the carrying amount of the investment. Impairment losses are recognized in other expense when a decline in value is deemed to be other-than-temporary.
Investments in equity securities that have readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value, with unrealized gains and losses from fair value changes recognized in other (expenses) income, net in the unaudited condensed consolidated statements of operations.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

(e) Fair value measurements
The Group applies ASC topic 820 (“ASC 820”), Fair Value Measurements and Disclosures, in measuring fair value. ASC 820 defines fair value, establishes a framework for measuring fair value and requires disclosures to be provided on fair value measurement.
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
The Group did not have any assets or liabilities that were measured at fair value on a recurring basis prior to 2021. As of September 30, 2021, information about inputs into the fair value measurement of the Group’s assets that are measured at a fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

Description	Fair Value as of September 30, 2021 US$	Fair Value Measurement at Reporting Date Using Quoted Prices in Active Markets for Identical Assets (Level 1) US$
Equity Investments with Readily Determinable Fair Value	20,070	20,070
Financial instruments of the Group primarily include cash, cash equivalents and restricted cash, short-term investments, accounts receivable, prepayments and other current assets, long-term investments, accounts payable and other current liabilities
.

As of September 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, prepayments and other current assets, accounts payable and other payable approximated their fair values due to the short-term maturity of these instruments, and the carrying value of restricted cash approximates its fair value based on the nature of the assessment of the ability to recover these amounts.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

(f) Recent accounting pronouncements
Adopted Accounting Standards
In December 2019, the Financial Accounting Standard Board (“FASB”) issued ASU
2019-12,
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
(g) Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

3. Cash and cash equivalents

	As of

	September 30, 2021	December 31, 2020

	$	$
Cash at bank and in hand	1,097,430	441,283
Cash equivalents (note (i))	301,068	833

	1,398,498	442,116

Denominated in:
US$	762,209	297,813
RMB (note (ii))	28,802	23,898
Hong Kong dollar (“HK$”)	607,323	119,695
Australian dollar (“A$”)	134	710
Taiwan dollar (“TW$”)	30	—

	1,398,498	442,116

Note
s
:

(i)	Cash equivalents represent short-term and highly liquid investments in a money market fund.

(ii)
Certain cash and bank balances denominated in RMB were deposited with banks in China. The conversion of these RMB denominated balances into foreign currencies is subject to the rules and regulations of foreign exchange control promulgated by the government of the People’s Republic of China (“PRC”).

4. Restricted cash,
non-current
The Group’s restricted cash balance of $743 and $743 as of September 30, 2021 and December 31, 2020, respectively, was long-term bank deposits held as collateral for issuance of letters of credit. These deposits will be released when the related letters of credit are settled by the Group.
5. Short-term investments
Short-term investments are primarily comprised of time deposits with original maturities between three months and one year.
The Group’s short-term investments consisted entirely of short-term held to maturity debt instruments with high credit ratings, which were determined to have remote risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of September 30, 2021 and December 31, 2020, respectively.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

6. Inventories
The Group’s inventory balance of $12,494 and $13,144 as of September 30, 2021 and December 31, 2020, respectively, mainly consisted of finished goods purchased from Tesaro Inc., now GlaxoSmithKline (GSK), for distribution in Hong Kong, and from NovoCure Limited (“NovoCure”) and Deciphera Pharmaceuticals, LLC (“Deciphera”) for distribution in Hong Kong and China, as well as finished goods and certain raw materials for ZEJULA commercialization in China.

	As of

	September 30, 2021	December 31, 2020

	$	$
Finished goods	5,298	3,041
Raw materials	7,196	10,103

Inventories	12,494	13,144

The Group writes down inventory for any excess or obsolete inventories or when the Group believes that the net realizable value of inventories is less than the carrying value. During the three and nine months ended September 30, 2021, the Group recorded write-downs of
$112 and $402,
in cost of revenues, respectively. During the three and nine months ended September 30, 2020, the Group recorded reverses and write-downs of
$7 and nil,
in cost of revenues, respectively.
7. Long-term investments
In June 2017, the Group entered into an agreement with three third-parties
to launch JING Medicine Technology (Shanghai) Ltd. (“JING”), an entity which provides services for product discovery and development, consultation and transfer of pharmaceutical technology. The capital contribution by the Group was RMB26,250 in cash, which was paid by the Group in 2017 and 2018, representing 20% and 18% of the equity interest of JING as of December 31, 2020 and September 30, 2021 respectively. The Group accounts for this investment using the equity method of accounting due to the fact that the Group can exercise significant influence on the investee. The Group recorded its gain on deemed disposal in this investee of nil and $463 for the three months and nine months ended September 30, 2021, and recorded loss of $340 and $1,011 for its portion of JING’s net loss for the three months and nine months ended September 30, 2021, respectively. The Group recorded share of loss in this investee of $265 and $671 for the three and nine months ended September 30, 2020, respectively.
In July 2021, the Group made an equity investment in MacroGenics Inc. (“MacroGenics”), a biopharmaceutical company focused on developing and commercializing innovative monoclonal antibody-based therapeutics for the treatment of cancer, in a private placement with total contributions of
$30,000 and obtained 958,467 newly issued common shares of MacroGenics at $31.30 per share (see Note 15). The Group recorded this investment at acquisition cost and subsequently measured at fair value, with the changes in fair value recognized in the statement of operations. The Group recognized its fair value loss of
$9,930
and $9,930 for the three and nine months ended September 30, 2021.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

8. Property and equipment, net
Property and equipment consist of the following:

	As of

	September 30, 2021	December 31, 2020

	$	$
Office equipment	802	430
Electronic equipment	3,771	2,646
Vehicle	217	143
Laboratory equipment	15,274	11,933
Manufacturing equipment	13,313	12,198
Leasehold improvements	9,909	9,641
Construction in progress	8,306	2,423

	51,592	39,414
Less: accumulated depreciation	(14,505)	(10,252)

Property and equipment, net	37,087	29,162

Depreciation expenses for the three and nine months ended September 30, 2021 were $1,510 and $4,257, respectively. Depreciation expenses for the three and nine months ended September 30, 2020 were $1,061 and $3,035, respectively.
9. Revenue
The Group’s revenue is primarily derived from the sale of ZEJULA, Optune and QINLOCK in China and Hong Kong. The table below presents the Group’s net product sales for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

	$	$	$	$
Product revenue - gross	47,555	17,152	135,490	37,567
Less: Rebate and sales return	(4,452)	(2,501)	(35,349)	(3,703)

Product revenue - net	43,103	14,651	100,141	33,864

Sales rebates are offered to distributors in China and the amounts are recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates, sales volumes and level of distributor inventories.
The sales rebates included nil and $22,009 compensation to distributors for those products previously sold at the price prior to the National Reimbursement Drug List (“NRDL”) implementation, due to the first-time inclusion of ZEJULA in the NRDL, for the three and nine months ended September 30, 2021. There was no such compensation for the three and nine months ended September 30, 2020.
The following table disaggregates net revenue by product for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

	$	$	$	$
ZEJULA	28,162	8,503	64,134	22,294
Optune	10,653	5,950	27,318	11,372
QINLOCK	4,288	198	8,689	198

Product revenue - net	43,103	14,651	100,141	33,864

10. Income Tax
No provision for income taxes has been required to be accrued because the Company and all of its subsidiaries are in cumulative loss positions for all the periods presented.
The Company recorded a full valuation allowance against deferred tax assets of all its consolidated entities because all entities were in a cumulative loss position as of September 30, 2021 and December 31, 2020. No unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

11. Other current liabilities
Other current liabilities consist of the following:

	As of
	September 30, 2021	December 31, 2020

	$	$
Payroll	18,926	13,694
Accrued professional service fee	3,607	3,128
Payables for purchase of property and equipment	1,797	788
Accrued rebate to distributors	10,803	7,067
Tax payable	10,989	952
Others (note (i))	8,170	4,567

Total	54,292	30,196

Note:

(i)	Others are mainly payables to employees for exercising the share-based compensations, payables related to travel and business entertainment expenses.
12. Loss per share
Basic and diluted net loss per share for each of the period presented are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	$	$	$	$
Numerator:
Net loss attributable to ordinary shareholders	(96,412)	(63,741)	(492,646)	(192,358)
Denominator:
Weighted average number of ordinary shares- basic and diluted	95,035,432	75,436,646	92,174,838	74,381,115

Net loss per share - basic and diluted	(1.01)	(0.84)	(5.34)	(2.59)

As a result of the Group’s net loss for the nine months ended September 30, 2021 and 2020, share options and non-vested
restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	As of
	September 30, 2021	September 30, 2020

Share options	8,180,157	9,093,582
Non-vested restricted shares	636,619	597,850

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

13. Related party transactions
The table below sets forth the major related party and the relationship with the Group as of September 30, 2021:

Company Name	Relationship with the Group
MEDx (Suzhou) Translational Medicine Co., Ltd.	Significant influence held by Samantha Du’s (Director, Chairwoman and Chief Executive Officer of the Company) immediate family
For the three and nine months ended September 30, 2021, the Group incurred $96 and $303 in
research and development expense with MEDx (Suzhou) Translational Medicine Co., Ltd. for product research and development services, respectively. The Group incurred $233 and $417 in research and development expense for the three and nine months ended September 30, 2020, respectively. All of the transactions are carried out with normal business terms and are on arms’ length basis.
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
For the nine months ended September 30, 2020, the Group granted 1,059,431 share options to certain management, employees and individual advisors of the Group at the exercise price ranging from $44.94 to $82.50 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a five- or three-year period, with 20% or 33.3% of the awards vesting beginning on the anniversary date one year after the grant date.
For the nine months ended September 30, 2021, the Group granted 553,198 share options to certain management and employees of the Group at the exercise price ranging from $130.96 to $180.00 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a five-year period, with 20% of the awards vesting beginning on the anniversary date one year after the grant date.
The weighted-average grant-date fair value of the options granted in the nine months ended September 30, 2021 and 2020 were $82.21and $34.91 per share, respectively. The Group recorded compensation expense related to the options of $ 19,951 and $ 15,718 for the nine months ended September 30, 2021 and 2020, respectively, which were classified in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	$	$	$	$
Selling, general and administrative	4,119	2,952	11,501	8,500
Research and development	3,056	2,411	8,450	7,218

Total	7,175	5,363	19,951	15,718

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

As of September 30, 2021, there was $ 93,248 of total unrecognized compensation expense related to unvested share options granted. That cost is expected to be recognized over a weighted-average period of 1.39 years which is determined based on the number of shares and unrecognized years.
Non-vested restricted shares
For the nine months ended September 30, 2020, 50,000 ordinary shares were authorized for grant to the independent directors. The restricted shares will vest and be released from the restrictions in full on the first anniversary from the date of the agreement. Upon termination of the independent directors’ service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
For the nine months ended September 30, 2020, 71,250 ordinary shares were authorized for grant to certain management. One fifth of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
For the nine months ended September 30, 2021, 19,260 ordinary shares were authorized for grant to the independent directors. The restricted shares will vest and be released from the restrictions in full on the first anniversary from the date of the agreement. Upon termination of the independent directors’ service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
For the nine months ended September 30, 2021, 271,509 ordinary shares were authorized for grant to certain management. One fifth of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
The Group measured the fair value of the
non-vested
restricted shares as of respective grant dates and recognized the amount as compensation expense over the deemed service period using a graded vesting attribution model on a straight-line basis.
As of September 30, 2021, there was $46,885 of total unrecognized compensation expense related to non-vested
restricted shares. The Group recorded compensation expense related to the restricted shares of $8,155 and $4,687 for the nine months ended September 30, 2021 and 2020, respectively, which were classified in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	$	$	$	$
Selling, general and administrative	2,028	1,065	5,078	3,179
Research and development	1,353	550	3,077	1,508

Total	3,381	1,615	8,155	4,687

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

15. Licenses and collaborative arrangement
The following is a description of the Group’s significant ongoing collaboration agreements for the three and nine months ended September 30, 2021.
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
License and collaboration agreements with MacroGenics
In November 2018, the Group entered into a collaboration agreement with MacroGenics, pursuant to which it obtained an exclusive license under certain patents and know-how
of MacroGenics to develop and commercialize margetuximab, tebotelimab
(MGD-013)
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
or CD47-based bispecific antibodies.
Under the terms of the agreement, the Group paid an upfront payment of $25,000 to MacroGenics. In addition, MacroGenics is also eligible to receive up to $1,386,000 in potential development, regulatory and commercial milestone payments for the four programs. If products from the collaboration are commercialized, MacroGenics would also receive royalties on annual net sales in the Group’s territories.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Pursuant to the collaboration and license agreement, the Group also made an equity investment of $30,000 in MacroGenics’ common stock at $31.30 per share in
J
uly 2021
(see Note 7).
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Under the terms of the agreement, the Group paid an upfront payment of $65,000 to Mirati. Mirati is also eligible to receive up to $273,000 in development, regulatory and sales-based milestone payments. Mirati is also eligible to receive high-teen- to low-twenties-percent
tiered royalties based on annual net sales of adagrasib in Greater China.
The Group has the right to terminate this agreement at any time by providing written notice of termination to Mirati.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Collaboration and license agreement with Schrödinger, Inc. (“Schrödinger”)
In
July
2021, the Group entered into a global discovery, development and commercialization collaboration with Schrödinger, pursuant to which the parties will jointly conduct a research program focused on a novel DNA damage repair program in the area of oncology. Following the selection of a development candidate, the Group will assume primary responsibility for global development, manufacturing and commercialization of the program.
Full details of the licenses and collaborative arrangements are included in our Annual Report on Form
10-K
for the year ended December 31, 2020 as filed with the SEC on March 1, 2021 and this Quarterly Report on Form
10-Q.
As noted above, the Group has entered into various license and collaboration agreements with third party licensors to develop and commercialize product candidates. Based on the terms of these agreements, the Group is contingently obligated to make additional material payments upon the achievement of certain contractually defined milestones. Based on management’s evaluation of the progress of each project noted above, the licensors will be eligible to receive from the Group up to an aggregate of approximately $4,878,738 in future contingent milestone payments dependent upon the achievement of contractually specified development milestones, such as regulatory approval for the product candidates, which may be before the Group has commercialized the product or received any revenue from sales of such product candidate. These milestone payments are subject to uncertainties and contingencies and may n ot
occur.
16. Restricted net assets
The Group’s ability to pay dividends may depend on the Group receiving distributions of funds from its Chinese subsidiar ies
. Relevant PRC statutory laws and regulations permit payments of dividends by the Group’s PRC subsidiar ies
only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Group’s PRC subsidiar ies
.
In accordance with the Company Law of the PRC, a domestic enterprise is required to provide statutory reserves of at least 10% of its annual after-tax
profit until such reserve has reached 50%
of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the Board of Directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. The Group’s Chinese subsidiaries were established as domestic invested enterprise and therefore are subject to the above-mentioned restrictions on distributable profits.
During the three and nine months ended September 30, 2021 and 2020, no appropriation to statutory reserves was made because the Chinese subsidiar ies
had substantial losses during such periods.
As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax
income to be set aside, prior to payment of dividends, as general reserve fund, the Group’s Chinese subsidiar ies
are
restricted in their ability to transfer a portion of their net assets to the Group.
Foreign exchange and other regulation in China may further restrict the Group’s Chinese subsidiar ies
from transferring funds to the Group in the form of dividends, loans and advances. As of September 30, 2021 and December 31, 2020, amounts restricted are the paid-in
capital of the Group’s Chinese subsidiaries, which amounted to $306,010 and $255,858, respectively.
17. Commitments and Contingencies
(a) Purchase commitments
As of September 30, 2021, the Group’s commitments related to purchase of property and equipment contracted but not yet reflected in the unaudited condensed consolidated financial statement were $24,191 which is expected to be incurred within one year.
(b) Contingencies
The Group is a party to or assignee of license and collaboration agreements that may require it to make future payments relating to milestone fees and royalties on future sales of licensed products (Note 15).

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

18. Subsequent Event
In November 2021, the Group and Blueprint Medicines Corporation (“Blueprint”) entered into a license and collaboration agreement, pursuant to which the Group obtained from Blueprint an exclusive license to develop, perform medical affairs for, manufacture and commercialize BLU-701 and BLU-945 in Greater China. Pursuant to the terms of the agreement, the Group will pay to Blueprint an upfront fee of $25,000 plus milestone payments of up to an aggregate of $590,000 upon the achievement of specified clinical, regulatory and sales milestones. Blueprint will also be eligible to receive certain royalties at tiered percentage rates ranging from the low to mid teens percent on annual net sales of licensed products in Greater China, subject to reduction under specified circumstances.
In November 2021, the Group and Karuna Therapeutics, Inc (“Karuna”) ente
r
ed into a license agreement, pursuant to which the Group obtained from Karuna an exclusive license to develop, manufacture and commercialize KarXT in Greater China. Pursuant to the terms of the agreement, the Group will pay to Karuna an upfront fee of $35,000 plus milestone payments of up to an aggregate of $152,000 upon the achievement of specified clinical, regulatory and sales milestones. Karuna will also be eligible to receive certain royalties at tiered percentage rates ranging from the low to high teens percent on annual net sales of licensed products in Greater China, subject to reduction under specified circumstances.
In October and November 2021, the Group granted 60,066 share options to certain management and employees of the Group at the exercise price from $102.75 to $104.42 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a five-year period, with 20% of the awards vesting beginning on the anniversary date one year after the grant date.
In November 2021, the Group granted 92,700 share options to certain management and employees of the Group at the exercise price of $104.42 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a four-year period, with 25% of the awards vesting beginning on the anniversary date one year after the grant date.
In October and November 2021, 41,415 ordinary shares were authorized for grant to certain management and employees of the Group. One-fifth of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In November 2021, 36,640 ordinary shares were authorized for grant to certain management and employees of the Group. One-fourth of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In October 2021, 7,345 ordinary shares were authorized for grant to independent directors of the Group. O ne-third of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain directors’ service with the Group for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are discovering, developing and commercializing innovative products that target medical conditions with unmet needs affecting patients in China and worldwide, particularly in the areas of oncology, autoimmune disorders, and infectious diseases. As of November 9, 2021, we have three commercialized products that have received marketing approval in one or more territories in Greater China and thirteen programs in late-stage product development.
Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. Developing high quality product candidates requires a significant investment related to our research and development activities over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. Our ability to generate profits and to generate positive cash flow from operations over the next several years depends upon our ability to successfully market our three commercial products – ZEJULA, Optune and QINLOCK – and our other product candidates that we are able to successfully commercialize. We expect to continue to incur substantial expenses related to our research and development activities. In particular, our licensing and collaboration agreements require us to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones as well as tiered royalties based on the net sales of the licensed products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our unaudited condensed consolidated financial statements and totaled $274.3 million for the nine months ended September 30, 2021. In addition, we expect to incur substantial costs related to the commercialization of our product candidates, in particular during the early launch phase.
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
Recent Developments
Recent Business Developments
On August 25, 2021, we announced that the Hong Kong Department of Health has approved our post-approval variation for ZEJULA, an oral, once-daily poly
ADP-ribose
polymerase (PARP) 1/2 inhibitor, as a maintenance treatment for adult patients with high grade serous epithelial ovarian cancer who are in a complete response or partial response to first-line platinum-based chemotherapy. Unlike other PARP inhibitors approved in Hong Kong for this setting, ZEJULA does not require BRCA mutation or other biomarker testing prior to administration.
On September 1, 2021, we announced that the Taiwan Food and Drug Administration has approved our New Drug Application (NDA) for QINLOCK for the treatment of adult patients with advanced gastrointestinal stromal tumors (GIST) who have received prior treatment with three or more kinase inhibitors, including imatinib. QINLOCK targets the broad spectrum of KIT and PDGFRα mutations known to drive GIST.
On September 9, 2021, our partner, Novocure, announced that the United States Food and Drug Administration (FDA) granted breakthrough designation to the NovoTTF-200T System, a Tumor Treating Fields delivery system, for use with atezolizumab and bevacizumab for the first-line treatment of patients with unresectable or metastatic liver cancer.

On September 14, 2021, we announced that the Center for Drug Evaluation of the National Medical Products Administration granted Breakthrough Therapy Designation for bemarituzumab for first-line treatment for patients with
FGFR2b- overexpressing
and human epidermal growth factor receptor (HER2)-negative metastatic and locally advanced gastric and gastroesophageal junction (GEJ) cancers in combination with modified FOLFOX6 (fluoropyrimidine, leucovorin, and oxaliplatin).
On September 19, 2021, our partner, Mirati, announced results from a cohort of the Phase 1/2 KRYSTAL-1 study evaluating adagrasib at the 600mg BID dose as both monotherapy and in combination with cetuximab in patients with heavily pretreated colorectal cancer harboring a KRAS G12C mutation. Results showed that adagrasib alone and with cetuximab demonstrated significant clinical activity and broad disease control in these patients.
On September 20, 2021, our partner, Mirati, announced positive topline results from the potentially registrational Phase 2
KRYSTAL-1
study, evaluating adagrasib in a patient cohort with advanced non-small
cell lung cancer harboring the KRAS G12C mutation following prior systemic therapy.
On October 4, 2021, we announced in a joint press release with our partner, Novocure, that the final patient has been enrolled in the phase 2 pilot trial of Tumor Treating Fields in combination with chemotherapy as a first-line treatment in patients with gastric adenocarcinoma. Final data collection is expected in the first half of 2022.
On October 4, 2021, our partner, Turning Point, announced the FDA granted a Breakthrough Therapy Designation to repotrectinib for the treatment of patients with advanced solid tumors that have an NTRK gene fusion who have progressed following treatment with one or two prior TRK tyrosine kinase inhibitors, with or without prior chemotherapy, and have no satisfactory alternative treatments.
On October 5, 2021, we announced that the bridging study of margetuximab plus chemotherapy in advanced, previously treated HER2+ breast cancer met its primary endpoint, with acceptable safety and tolerability. The study showed that efficacy of this combination in Chinese patients was consistent with that seen in the global population in the SOPHIA trial conducted by Zai Lab’s partner MacroGenics.
On October 19, 2021, we, together with our partner Entasis Therapeutics Holdings Inc., announced positive topline readout of the global registrational Phase 3 ATTACK clinical trial in Acinetobacter infections. NDA submission to the FDA is planned for mid-2022. Acinetobacter baumannii.
On October 20, 2021, we announced ZL-1102 achieved
proof-of-concept
in the Phase 1b psoriasis study. Topical therapy with ZL-1102 resulted in clinical improvement in local PASI score, erythema and scaling, target lesion size and responder rates in patients with mild-to-moderate chronic plaque psoriasis. Consistent improvement was seen over time.
On October 25, 2021, we announced first patient treated in the Greater China portion of the global, potentially pivotal Phase 2 program of odronextamab.
On November 5, 2021, Deciphera Pharmaceuticals, Inc., our partner, issued a press release announcing top-line results from the INTRIGUE Phase 3 clinical study of QINLOCK in patients with gastrointestinal stromal tumor (GIST) previously treated with imatinib. The INTRIGUE Phase 3 clinical study is a randomized, global, multicenter, open-label study to evaluate the efficacy and safety of QINLOCK compared to sunitinib in patients with GIST previously treated with imatinib. The study did not meet the primary endpoint of improved progression-free survival (PFS) compared with the standard of care sunitinib. We do not anticipate that the INTRIGUE study results will have a material effect on the current operations of the Company.
On November 9, 2021, we announced that we entered into a license and collaboration agreement with Blueprint Medicines Corporation (“Blueprint”), pursuant to which we agreed to collaboratively develop BLU-701 and BLU-945 in China, Macau, Hong Kong, and Taiwan. Under the agreement, the Company obtained from Blueprint an exclusive license to develop, perform medical affairs for, manufacture and commercialize BLU-701 and BLU-945 in the licensed territory.
On November 9, 2021, we also announced that we entered into a license agreement with Karuna Therapeutics, Inc. (“Karuna”), pursuant to which we agreed to collaboratively develop KarXT in China, Macau, Hong Kong, and Taiwan. Under the agreement, the Company obtained from Karuna an exclusive license to develop, manufacture and commercialize KarXT in the licensed territory.
Recent Legal and Regulatory Developments
Potential CSRC Approval Required
On July 6, 2021, the relevant Chinese government authorities published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions call for strengthened regulation over illegal securities activities and increased supervision of overseas listings by China-based companies, and propose to take effective measures, such as promoting the construction of relevant regulatory systems to regulate the risks and incidents faced by China-based overseas-listed companies. To date, no official guidance or related implementation rules have been issued in relation to these recently issued opinions and the interpretation and implementation of these opinions remain unclear at this stage. Based on existing Chinese laws and regulations, we are currently not required to obtain any pre-approval
from the CSRC to issue our ADSs or ordinary shares to foreign investors, subject to interpretation of the existing Chinese laws and regulations by the Chinese government authorities. However, as there are uncertainties with respect to the Chinese legal system and changes in laws, regulations and policies, including how those laws and regulations will be interpreted or implemented, there can be no assurance that we will not be subject to such requirements, approvals or permissions in the future.

Proposed Cybersecurity Measures
On July 10, 2021, the Cyberspace Administration of China published the draft amendment to the Cybersecurity Review Measures (Revised Draft for Comment), which is expected to replace the current Cybersecurity Review Measures after it is adopted and becomes effective. The draft measures stipulate that, among other items, if an issuer is classified as a “critical information infrastructure operator” or a “data processing operator” as defined therein and such issuer possesses the personal information of more than one million users and intends to be listed on a securities exchange in a foreign country, it must complete a cybersecurity review. Alternatively, relevant governmental authorities in China may initiate a cybersecurity review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect national security. The draft measures were released for public comment only, and the draft provisions and anticipated adoption or effective date are subject to changes and thus its interpretation and implementation remain substantially uncertain. We cannot predict the impact of the draft measures, if any, on the operations of our Company at this stage, and we will closely monitor and assess any development in the rule-making process.
The exact scope of “critical information infrastructure operators” and “data processing operators” under the draft measures and the current regulatory regime remains unclear, and the Chinese government authorities may have wide discretion in the interpretation and enforcement of these laws. Currently, the draft measures have not materially affected our business and operations. We maintain personally identifiable health information of patients in China in limited situations. As of the date of this Quarterly Report on Form
10-Q,
we have not been informed by any relevant Chinese government authorities that we are identified as or considered a “critical information infrastructure operator” or “data processing operator.” We are also not aware of any requirement that we should file for a cybersecurity review, nor have we received any inquiry, notice, warning, sanction in such respect or any regulatory objections. However, in anticipation of the strengthened implementation of cybersecurity laws and regulations, there can be no assurance that we will not be deemed as a critical information infrastructure operator or data processing operator under the Chinese cybersecurity laws and regulations in the future, or that the draft measures will not be further amended or other laws or regulations will not be promulgated to subject us to the cybersecurity review or other compliance requirements. In such case, we may face challenges in addressing such enhanced regulatory requirements.
Multi-Level Protection Scheme
The Cyber Security Law of China provides that China adopts a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, an entity’s operating information system must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network system belong—from the lowest Level 1 to the highest Level 5 pursuant to the Measures for the Graded Protection and the Guidelines for Grading of Classified Protection of Cyber Security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval. In August and September 2021, Zai Lab (Shanghai) Co., Ltd. received Level 2 registration certificates for its WeChat mini-program and
e-order
system from the Shanghai Municipal Public Security Bureau.

PRC Personal Information Protection Law
On August 20, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Personal Information Protection Law (PIPL), which became effective on November 1, 2021. The PIPL establishes a comprehensive framework of data privacy and protection requirements and obligations for the processing of personal information, which not only targets the processing of personal information within the territory of China, but also governs the exterritorial processing of Chinese personal information if such processing is for the purpose of providing products or services to persons in China, or to analyze or evaluate behaviors of persons in China. The PIPL provides that any entity that processes personal information shall take various measures to prevent the disclosure, modification or losing of the personal information processed by such entity, including, but not limited to, formulating a related internal management system and standard of operation, conducting classified management of personal information, taking safety technology measures to encrypt and de-identify
the processed personal information, providing regular safety training and education for staff and formulating a personal information safety emergency accident plan. The PIPL, the Cyber Security Law, together with other industry-specific laws and regulations, require us to obtain consent from clinical trial subjects, customers, employees, and other individuals before collecting their personal information, including personal health information, take measures to keep such personal information secure and confidential, and promptly report security breaches involving personal information to the appropriate Chinese regulators. The PIPL further provides that a personal information processer shall conduct a prior evaluation of the impact of personal information protection before the occurrence of various situations, including, but not limited to, processing of sensitive personal information (personal information that, once leaked or illegally used, may lead to discrimination against an individual or serious harm to an individual’s personal or property safety, including information on an individual’s race, ethnicity, religious beliefs, personal biological characteristics, medical health information, financial accounts, or personal whereabouts), using personal information to make automated decisions and providing personal information to any overseas entity. Violations of the PIPL may trigger significant penalties, including but not limited to fines of up to RMB 50 million or 5% of the annual revenues of the prior year, and/or revocation of the entity’s business license and/or relevant permits if the case is serious.
Measures on Security Assessment of Cross-Border Data Transfer (Draft for Comment)
On October 29, 2021, the Cyberspace Administration of China published the Measures on Security Assessment of Cross-border Data Transfer (Draft for Comment) (the “Draft Measures”). The Draft Measures are enacted in accordance with the Cyber Security Law, the Data Security Law and the PIPL. Under the Draft Measures, a data processor would be subject to mandatory security assessment for transfers of data out of China under any of the following circumstances: (i) the cross-border transfer is of personal information and important data collected and generated by critical information infrastructure operators; (ii) the cross-border transfer includes important data; (iii) the cross-border transfer includes personal information of more than one million individuals; and (iv) the cross-border transfer includes personal information of cumulatively more than 100,000 individuals or sensitive personal information of more than 10,000 individuals.
Factors Affecting our Results of Operations
Research and Development Expenses
We believe our ability to successfully develop product candidates will be the primary factor affecting our long-term competitiveness, as well as our future growth and development. Developing high quality product candidates requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. As a result of this commitment, our pipeline of product candidates has been steadily advancing and expanding, with twelve late-stage clinical product candidates being investigated as of September 30, 2021.
To date, we have financed our activities primarily through private placements, our initial public offering on Nasdaq in September 2017, a secondary listing on the Stock Exchange of Hong Kong and multiple follow-on
offerings. Through September 30, 2021, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering, our secondary listing and our follow-on
offerings. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $396.2 million and $171.7 million, for the nine months ended September 30, 2021 and September 30, 2020, respectively. We expect our expenditures to increase significantly in connection with our ongoing activities, particularly as we advance the clinical development of our thirteen late-stage clinical product candidates and continue research and development of our clinical and pre-clinical-
stage product candidates and initiate additional clinical trials of, and seek regulatory approval for, these and other future product candidates. These expenditures include:

•	expenses incurred for payments to contract research organizations (CROs), contract manufacture organizations (CMOs), investigators and clinical trial sites that conduct our clinical studies;

•	employee compensation related expenses, including salaries, benefits and equity compensation expenses;

•	expenses for licensors;

•	the cost of acquiring, developing and manufacturing clinical study materials;

•	facilities and other expenses, which include office leases and other overhead expenses;

•	costs associated with pre-clinical activities and regulatory operations;

•	expenses associated with the construction and maintenance of our manufacturing facilities; and

•	costs associated with operating as a public company.
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
Our Ability to Commercialize Our Product Candidates
As of September 30, 2021, twelve of our product candidates are in late-stage clinical development and various others are in clinical and pre-clinical
development in China and the United States. Our ability to generate revenue from our product candidates is dependent on our receipt of regulatory approvals for and successful commercialization of such products, which may never occur. Certain of our product candidates may require additional pre-clinical
and/or clinical development, regulatory approvals in multiple jurisdictions, manufacturing supply, substantial investment and significant marketing efforts before we generate any revenue from product sales.
Our License Arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration and development agreements. We are required to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones for the relevant products under these agreements as well as tiered royalties based on the net sales of the licensed products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our unaudited condensed consolidated financial statements and totaled $274.3 million for the nine months ended September 30, 2021 and $5.1 million for the three months ended September 30, 2021. The upfront payments and milestone payments are recorded in research and development expense and was $77.6 million for the nine months ended September 30, 2020 and $25.9 million for the three months ended September 30, 2020.
Key Components of Results of Operations
Taxation
Cayman Islands
Zai Lab Limited is incorporated in the Cayman Islands. The Cayman Islands currently levies no taxes on profits, income, gains or appreciation earned by individuals or corporations. In addition, our payment of dividends, if any, is not subject to withholding tax in the Cayman Islands. For more information, see “Taxation-Material Cayman Islands Taxation” in our Annual Report on Form
10-K
for the year ended December 31, 2020.
People’s Republic of China
Our subsidiaries incorporated in China are governed by the EIT Law and regulations. Under the EIT Law, the standard EIT rate is 25% on taxable profits as reduced by available tax losses. Tax losses may be carried forward to offset any taxable profits for up to following five years. For more information, see “Taxation-Material People’s Republic of China Taxation” in our Annual Report on Form
10-K
for the year ended December 31, 2020.

Hong Kong
Our subsidiaries incorporated in Hong Kong are subject to
two-tiered
tax rates for the nine months ended September 30, 2021 and 2020 on assessable profits earned in Hong Kong where the profits tax rate for the first HK$2 million of assessable profits is subject to profits tax rate of 8.25% and the assessable profits above HK$2 million is subject to profits tax rate of 16.5%. Our subsidiaries incorporated in Hong Kong did not have assessable profit for the nine months ended September 30, 2021 and 2020.
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

	Three months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands, except share and per share data)
Comprehensive Loss Data:
Revenue	$43,103	$14,651	$100,141	$33,864
Expenses:
Cost of sales	(12,162)	(4,934)	(30,535)	(9,914)
Research and development	(55,144)	(58,100)	(401,220)	(160,149)
Selling, general and administrative	(59,002)	(27,874)	(149,254)	(70,346)

Loss from operations	$(83,205)	$(76,257)	$(480,868)	$(206,545)
Interest income	713	866	1,171	3,748
Interest expenses	—	(43)	—	(157)
Other (expenses) income, net	(13,580)	11,958	(12,401)	11,267

Loss before income tax and share of loss from equity method investment	$(96,072)	$(63,476)	$(492,098)	$(191,687)
Income tax expense	—	—	—	—
Share of loss from equity method investment	(340)	(265)	(548)	(671)

Net loss attributable to ordinary shareholders	$(96,412)	$(63,741)	$(492,646)	$(192,358)
Weighted-average shares used in calculating net loss per ordinary share, basic and diluted	95,035,432	75,436,646	92,174,838	74,381,115
Net loss per share, basic and diluted	$(1.01)	$(0.84)	$(5.34)	$(2.59)
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenue
Our revenue is primarily derived from the sale of ZEJULA, Optune and QINLOCK in China and Hong Kong. The following table disaggregates net revenue by product for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	%	2020	%
ZEJULA	$28,162	65.3%	$8,503	58.0%
Optune	10,653	24.7%	5,950	40.6%
QINLOCK	4,288	10.0%	198	1.4%

Total product revenue—Net	$43,103	100.0%	$14,651	100.0%

Research and Development Expenses
The following table sets forth the components of our research and development expenses for the periods indicated.

	Three Months Ended September 30,
(in thousands)	2021	%	2020	%
Research and Development Expenses:
Personnel compensation and related costs	$20,564	37.3%	$12,204	21.0%
Licensing fees	5,051	9.2%	25,911	44.6%
Payment to CROs/CMOs/Investigators	17,102	31.0%	14,414	24.8%
Other costs	12,427	22.5%	5,571	9.6%

Total	$55,144	100.0%	$58,100	100.0%

Research and development expenses decreased by $3.0 million to $55.1 million for the three months ended September 30, 2021 from $58.1 million for the three months ended September 30, 2020. The decrease in research and development expenses included the following:

•	$20.9 million for decreased licensing fees in connection with the upfront payments for new licensing agreements as well as certain milestone fees; and partially offset by,

•
$8.4 million for increased personnel compensation and related costs which was primarily attributable to increased employee compensation costs, due to hiring of more personnel during the three months ended September 30, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•	$2.7 million for increased payment to CROs, CMOs and investigators in the three months ended September 30, 2021 as we advanced our drug candidate pipeline; and

•	$6.8 million for increased lab consumables and other costs in the three months ended September 30, 2021.
The following table summarizes our research and development expenses by program for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,
(in thousands)	2021	%	2020	%
Research and Development Expenses:
Clinical programs	$20,248	36.7%	$39,736	68.4%
Pre-clinical programs	9,988	18.1%	2,728	4.7%
Unallocated research and development expenses	24,908	45.2%	15,636	26.9%

Total	$55,144	100.0%	$58,100	100.0%

During the three months ended September 30, 2021, 36.7% and 18.1% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. During the three months ended September 30, 2020, 68.4% and 4.7% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General and Administrative Expenses
The following table sets forth the components of our selling, general and administrative expenses for the periods indicated.

	Three Months Ended September 30,
(in thousands)	2021	%	2020	%
Selling, General and Administrative Expenses:
Personnel compensation and related costs	$34,088	57.8%	$15,869	56.9%
Professional service fees	6,194	10.5%	2,258	8.1%
Other costs	18,720	31.7%	9,747	35.0%

Total	$59,002	100.0%	$27,874	100.0%

Selling, general and administrative expenses increased by $31.1 million to $59.0 million for the three months ended September 30, 2021 from $27.9 million for the three months ended September 30, 2020. The increase in general and administrative expenses included the following:

•
$18.2 million for increased personnel compensation and related costs which was primarily attributable to increased commercial and administrative personnel costs, due to hiring of more personnel during the three months ended September 30, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•
$3.9 million for increased professional service fees, mainly attributable to our increased legal, compliance, accounting and investor and public relations expenses associated with being a public company; and

•	$9.0 million for increased other costs, mainly including selling, rental, and administrative expenses primary attributable to commercial operations in Hong Kong and China.
Interest Income
Interest income decreased by $0.2 million, to $0.7 million for the three months ended September 30, 2021, from $0.9 million for the three months ended September 30, 2020, primarily due to the decrease in both short-term investment balances and interest rates.
Interest Expenses
Interest expenses are nil for the three months ended September 30, 2021, compared to $42.5 thousand for the three months ended September 30, 2020, as all the short-term borrowings were repaid in December 2020.
Other (Expenses) Income, net
Other expenses were $13.6 million for the three months ended September 30, 2021, as compared to other income of $12.0 million for the three months ended September 30, 2020, primarily as a result of the foreign exchange loss for the three months ended September 30, 2021, compared with foreign exchange gain for the three months ended September 30, 2020, and the fair value loss of $9.9 million for the equity investment in MacroGenics.
Share of loss from equity method investment
In June 2017, we entered into an agreement with three third-parties to launch JING, an entity which provides services for product discovery and development, consultation and transfer of pharmaceutical technology. We recorded a loss of $0.3 million and $0.3 million for our portion of this investee’s net loss for the three months ended September 30, 2021 and 2020, respectively.
Net Loss Attributable to Ordinary Shareholders
As a result of the foregoing, we had net loss attributable to ordinary shareholders of $96.4 million for the three months ended September 30, 2021 compared to net loss attributable to ordinary shareholders of $63.7 million for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenue
Our revenue is primarily derived from the sale of ZEJULA, Optune and QINLOCK in China and Hong Kong. The amount of revenue from ZEJULA for the nine months ended September 30, 2021 was adjusted in accordance with the normal process in China to compensate distributors for products recently sold at prices prior to the NRDL implementation. The following table disaggregates net revenue by product for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	%	2020	%
ZEJULA	$64,134	64.0%	$22,294	65.8%
Optune	27,318	27.3%	11,372	33.6%
QINLOCK	8,689	8.7%	198	0.6%

Total product revenue—Net	$100,141	100.0%	$33,864	100.0%

Research and Development Expenses
The following table sets forth the components of our research and development expenses for the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2021	%	2020	%
Research and Development Expenses:
Personnel compensation and related costs	$50,543	12.6%	$33,804	21.1%
Licensing fees	274,299	68.4%	77,631	48.5%
Payment to CROs/CMOs/Investigators	52,246	13.0%	34,226	21.4%
Other costs	24,132	6.0%	14,488	9.0%

Total	$401,220	100.0%	$160,149	100.0%

Research and development expenses increased by $241.1 million to $401.2 million for the nine months ended September 30, 2021 from $160.1 million for the nine months ended September 30, 2020. The increase in research and development expenses included the following:

•
$16.7 million for increased personnel compensation and related costs which was primarily attributable to increased employee compensation costs, due to hiring of more personnel during the nine months ended September 30, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•	$196.7 million for increased licensing fees in connection with the upfront payments for new licensing agreements as well as certain milestone fees;

•	$18.0 million for increased payment to CROs, CMOs and investigators in the nine months ended September 30, 2021 as we advanced our drug candidate pipeline; and

•	$9.7 million for increased lab consumables and other costs in the nine months ended September 30, 2021.
The following table summarizes our research and development expenses by program for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,
(in thousands)	2021	%	2020	%
Research and Development Expenses:
Clinical programs	$299,937	74.8%	$112,071	70.0%
Pre-clinical programs	41,033	10.2%	5,643	3.5%
Unallocated research and development expenses	60,250	15.0%	42,435	26.5%

Total	$401,220	100.0%	$160,149	100.0%

During the nine months ended September 30, 2021, 74.8% and 10.2% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. During the nine months ended September 30, 2020, 70.0% and 3.5% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General and Administrative Expenses
The following table sets forth the components of our selling, general and administrative expenses for the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2021	%	2020	%
Selling, General and Administrative Expenses:
Personnel compensation and related costs	$87,560	58.7%	$42,951	61.1%
Professional service fees	14,583	9.8%	6,828	9.7%
Other costs	47,111	31.5%	20,567	29.2%

Total	$149,254	100.0%	$70,346	100.0%

Selling, general and administrative expenses increased by $78.9 million to $149.3 million for the nine months ended September 30, 2021 from $70.4 million for the nine months ended September 30, 2020. The increase in general and administrative expenses included the following:

•
$44.6 million for increased personnel compensation and related costs which was primarily attributable to increased commercial and administrative personnel costs, due to hiring of more personnel during the nine months ended September 30, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•
$7.8 million for increased professional service fee, mainly attributable to our increased legal, compliance, accounting and investor and public relations expenses associated with being a public company; and

•	$26.5 million for increased other costs, mainly including selling, rental, and administrative expenses primary attributable to the commercial operation in Hong Kong and China.
Interest Income
Interest income decreased by $2.5 million to $1.2 million for the nine months ended September 30, 2021, from $3.7 million for the nine months ended September 30, 2020, primarily due to both the decrease in short-term investment balances and interest rates.
Interest Expenses
Interest expenses are nil for the nine months ended September 30, 2021, compared to $0.2 million for the nine months ended September 30, 2020, as all the short-term borrowings were repaid in December 2020.

Other (Expenses) Income, net
Other expenses were $12.4 million for the nine months ended September 30, 2021, as compared to other income of $11.3 million for the nine months ended September 30, 2020, primarily as a result of the foreign exchange loss for the nine months ended September 30, 2021, compared with the foreign exchange gain for the nine months ended September 30, 2020, and the fair value loss of $9.9 million for the equity investment in MacroGenics.
Share of loss from equity method investment
In June 2017, we entered into an agreement with three third-parties to launch an entity that will provide services for product discovery and development, consultation and transfer of pharmaceutical technology. We recorded the gain on deemed disposal in this investee of $0.5 million and share of loss of $1.0 million for the nine months ended September 30, 2021, and recorded our share of loss in this investee of $0.7 million for the nine months ended September 30, 2020.
Net Loss Attributable to Ordinary Shareholders
As a result of the foregoing, we had net loss attributable to ordinary shareholders of $492.6 million for the nine months ended September 30, 2021 compared to net loss attributable to ordinary shareholders of $192.4 million for the nine months ended September 30, 2020.
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
Our revenue is primary from product sales. We recognize revenue from product sales when we have satisfied the performance obligation by transferring control of the product to the customers. Control of the product generally transfers to the customers when the delivery is made and when title and risk of loss transfers to the customers. Cost of sales mainly consists of the acquisition cost of products and royalty fees.

We have applied the practical expedients under ASC 606 with regard to assessment of financing components and concluded that there is no significant financing component given that the period between delivery of goods and payment is generally one year or less. We have generated product sales revenue since 2018. Our product revenues were primarily generated from the sale of ZEJULA, Optune and QINLOCK to customers.
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
We did not recognize any contract assets and contract liabilities as of September 30, 2021 and December 31, 2020.
Share-Based Compensation
We grant share options and
non-vested
restricted shares to eligible employees, management and directors and account for these share-based awards in accordance with ASC 718,
Compensation-Stock Compensation
. Employees’ share-based awards are measured at the grant date fair value of the awards and recognized as expenses (1) immediately at grant date if no vesting conditions are required; or (2) using graded vesting method over the requisite service period, which is the vesting period. To the extent the required vesting conditions are not met resulting in the forfeiture of the share- based awards, previously recognized compensation expenses relating to those awards are reversed. We determined the fair value of the stock options granted to employees using the Black-Scholes option valuation model.
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
We did not have any assets or liabilities that were measured at fair value on a recurring basis prior to 2021. As of September 30, 2021, information about inputs into the fair value measurement of our assets that are measured at a fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

Description	Fair Value as of September 30, 2021	Fair Value Measurement at Reporting Date Using Quoted Prices in Active Markets for Identical Assets (Level 1)
(in thousands)
Equity Investments with Readily Determinable Fair Value	$20,070	$20,070
Financial instruments of our company primarily include cash, cash equivalents and restricted cash, short-term investments, accounts receivable, prepayments and other current assets, long-term investments, accounts payable and other current liabilities. As of each reporting date, the carrying values of cash and cash equivalents, short-term investment, accounts receivable, prepayments and other current assets, short-term borrowings, accounts payable and other current liabilities approximated their fair values due to the short-term maturity of these instruments, and the carrying value of restricted cash approximates its fair value based on the nature of and the assessment of the ability to recover these amounts.
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
The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period in which the audit is concluded. Additionally, in future periods, changes in facts, circumstances and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the changes occur. As of September 30, 2021 and December 31, 2020, we did not have any significant unrecognized uncertain tax positions.
B. Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements, our September 2017 initial public offering on the Nasdaq stock exchange, our September 2020 secondary listing on the Stock Exchange of Hong Kong and multiple follow-on
offerings. Through September 30, 2021, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering, subsequent follow-on offerings, and our secondary listing. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $396.2 million and $171.7 million, for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, we had cash, cash equivalents, restricted cash and short-term investment of $1,569.2 million. Our expenditures, as a company principally focused on research and development, are largely discretionary and as such our current losses and cash used in operations do not present immediate going concern issues. Based on our current operating plan, we expect that our existing cash and cash equivalents as of November 9, 2021, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the unaudited condensed financial statements included in this Quarterly Report are issued. However, in order to bring to fruition our research and development objectives, we will ultimately need additional funding sources and there can be no assurances that they will be made available.
The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(396,237)	$(171,720)
Net cash provided by (used in) investing activities	531,446	(754,881)
Net cash provided by financing activities	820,478	1,024,486
Effect of foreign exchange rate changes	695	2,062

Net increases in cash, cash equivalents and restricted cash	$956,382	$99,947

Net cash used in operating activities
During the nine months ended September 30, 2021, our operating activities used $396.2 million of cash, which resulted principally from our net loss of $492.6 million, adjusted for non-cash
charges of $110.2 million, and cash used in our operating assets and liabilities of $13.8 million. Our net non-cash
charges during the nine months ended September 30, 2021 primarily consisted of $62.3 million non-cash
research and development expenses, a $4.6 million depreciation and amortization expenses, a $28.1 million share-based
compensation expense, a $9.9 million loss from fair value changes of equity investment with readily determinable fair value and a $4.6 million non-cash
lease expense.

Net cash provided by (used in) investing activities
Net cash provided by investing activities was $531.4 million for the nine months ended September 30, 2021 compared to net cash used in investing activities of $754.9 million for the nine months ended September 30, 2020. The increase in cash provided by investing activities was primarily due to the proceeds from maturity of short-term investments.
Net cash provided by financing activities
Net cash provided by financing activities was $820.5 million for the nine months ended September 30, 2021 compared to $1,024.5 million for the nine months ended September 30, 2020. The decrease in cash provided by financing activities was primarily due to the reduced proceeds from the issuance of ADSs in our follow-on
offering during the nine months ended September 30, 2021, compared with our secondary listing in September 2020.
C. Research and Development, Patents and Licenses, etc.
Full details of our research and development activities and expenditures are provided in the “Research and Development Expenses” and “Results of Operations” sections above.
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
F. Tabular Disclosure of Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2021. Amounts we pay in future periods may vary from those reflected in the table.

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Purchase Obligations	$24,191	$24,191	$—	$—	$—
Operating Lease Obligations	17,497	6,573	5,349	4,160	1,415
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
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China (PBOC), controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of our company included aggregated amounts of RMB 186.8 million and RMB 155.9 million, which were denominated in RMB, as of September 30, 2021 and December 31, 2020, respectively, representing 2% and 5% of the cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively.
Our business mainly operates in China with a significant portion of our transactions settled in RMB, and our financial statements are presented in U.S. dollars. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge our exposure to such risk. Although, in general, our exposure to foreign exchange risks should be limited, the value of your investment in our ADSs will be affected by the exchange rate between the U.S. dollar and the RMB because the value of our business is effectively denominated in RMB, while ADSs will be traded in U.S. dollars.
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
Credit Risk
Our credit risk is primarily attributable to the carrying amounts of cash and cash equivalents and short-term investment. The carrying amounts of cash and cash equivalents and short-term investment represent the maximum amount of loss due to credit risk. As of September 30, 2021 and December 31, 2020, all of our cash and cash equivalents and short-term investments were held by major financial institutions located in China and international financial institutions outside of China which we believe are of high credit quality, and we will continually monitor the credit worthiness of these financial institutions.

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
As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2021, there have not been any changes in our internal controls over financial reporting (as such item is defined in Rules
13a-15(f)
and
15d-15(f)
promulgated under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART
II-OTHER
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, except as set forth in our Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, and as set forth below:
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

Furthermore, the SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with a Variable Interest Entity, or a VIE, structure. We do not have a VIE structure and are not in an industry that is subject to foreign ownership limitations in China. Further, we believe that we have robust disclosures relating to our operations in China, including the relevant risks noted in Chairman Gensler’s statement. However, the Company’s periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the United States.
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
The audit report included in our annual reports are prepared by an auditor who is not inspected by the U.S. Public Company Accounting Oversight Board, or the PCAOB, and as such, you are deprived of the benefits of such inspection, we may be subject to additional Nasdaq listing criteria or other penalties and our ADSs may be delisted from the U.S. stock market.
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
On September 22, 2021, the PCAOB adopted PCAOB Rule 6100,
Board Determinations Under the Holding Foreign Companies Accountable Act
, implementing the HFCA Act, which provides a framework for the PCAOB to determine that it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. PCAOB Rule 6100 establishes the manner of the PCAOB’s determinations; the factors the PCAOB will evaluate and the documents and information it will consider when assessing whether a determination is warranted; the form, public availability, effective date, and duration of such determinations; and the process by which the PCAOB will reaffirm, modify or vacate any such determinations. Chairman Gensler emphasized, in his October 5, 2021 testimony before the House Committee on Financial Services, that the PCAOB’s adoption of Rule 6100 was “an important step to meet its requirements under the [HFCA Act] to protect U.S. investors;” that “we remain on track to finalize its required rulemaking before the end of the year;” and that “it is critical that the [Securities and Exchange] Commission and the PCAOB work together to ensure that the audits of foreign companies accessing U.S. capital markets play by the same rules.” On November 5, 2021, the SEC announced that it has approved Rule 6100.
Under the HFCA Act (and, if enacted into law, the AHFCA Act), our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years (or, if the AHFCA Act is passed, two consecutive years), and this ultimately could result in our ADSs being delisted, which would materially adversely affect the Company.
Additionally, in October 2021, Nasdaq adopted additional listing criteria applicable to companies that primarily operate in jurisdictions where local regulators impose secrecy laws, national security laws or other laws that restrict U.S. regulators from accessing information relating to the issuer, or a Restrictive Market. Under the new rule, whether a jurisdiction permits PCAOB inspection would be a factor in determining whether a jurisdiction is deemed by the Nasdaq to be a Restrictive Market. And China will likely be determined to be a Restrictive Market and, as a result, the Nasdaq may impose on us additional listing criteria or deny continued listing of our securities on the Nasdaq.

There can be no assurance that we or our auditor will be able to comply with the requirements imposed by Nasdaq or the U.S. regulators. We are evaluating, designing, and implementing additional business processes and control changes to meet the requirements of the HFCA Act which we believe will enable us to engage an independent public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year (or two-year
under the AHFCA Act) deadline of the HFCA Act. However, any business processes and control changes that we may implement may not be sufficient or may take time for us to implement and they ultimately may not be successful. We may also be subject to enforcement under the HFCA Act, the rules implementing the act that may be adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by the rules that may be adopted by the SEC under the HFCA Act (or, if enacted into law, the AHFCA Act). Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares. Although our ordinary shares are listed in Hong Kong, investors may face difficulties in converting their ADSs into ordinary shares and migrating the ordinary shares to Hong Kong or may incur increased costs or suffer losses in order to do so. The market price of our ADSs could be materially adversely affected as a result of anticipated negative impacts of these rules and executive, regulatory or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these rules and executive, regulatory or legislative actions are implemented and regardless of our actual operating performance. Failure to adopt effective contingency plans may also have a material adverse impact on our business and the price of our ADSs and ordinary shares.
Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Regulatory authorities in virtually every jurisdiction in which we operate in Greater China and other Asian markets have implemented and are considering a number of legislative and regulatory proposals concerning personal data protection.
Regulatory authorities in China have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the Cyber Security Law of the People’s Republic of China, or the Cyber Security Law, which became effective in June 2017, created China’s first national-level data protection regime for “network operators,” which may include all organizations in China that provide services over the internet or another information network.
We maintain personally identifiable health information of patients in China in limited situations. We also collect and maintain de-identified
or psuedonymized health data for clinical trials in compliance with local regulations. This data could be deemed as personal data or important data. With China’s growing emphasis of its sovereignty over data derived from China, the outbound transmission of de-identified
or psuedonymized health data for clinical trials may be subject to the new national security legal regime, including the Cyber Security Law, the Data Security Law (as defined below), the Personal Information Protection Law (as defined below), and various implementing regulations and standards.
Under the Cyber Security Law and the Measures on Standard, Safety and Service of the National Medical Care Big Data (Tentative), or the Measures on Health and Medical Big Data, the transmission of certain personal information, important data and health and medical care big data outside of China is only permitted upon the completion of a security assessment conducted by or as determined by the Chinese government. Certain draft regulations, including the Measures for Security Assessment for Cross-border Transfer of Personal Information and Important Data (Draft for Comment), published in 2017, and the Measures for Security Assessment for Cross-border Transfer of Personal Information (Draft for Comment), published in 2019, have been proposed by the Chinese government that specify the procedures and stipulate more detailed compliance requirements relating to such assessment, and in certain circumstances, government approval, prior to the transmission of such information and data outside of China.

In addition, the Standing Committee of the National People’s Congress of the People’s Republic of China, or the SCNPC, promulgated the Data Security Law of the People’s Republic of China, or the Data Security Law, on June 10, 2021, which became effective on September 1, 2021. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and introduces a data classification and hierarchical protection system. The classification of data is based on its importance in economic and social development, as well as the degree of harm expected to be caused to national security, public interests, or legitimate rights and interests of individuals or organizations if such data is tampered with, destroyed, leaked, or illegally acquired or used. The security assessment mechanism was also included in the PIPL which was promulgated in August 2021 and became effective on November 1, 2021, for the Chinese government to supervise certain cross-border transfers of personal information.
Under the Cyber Security Law and Data Security Law, we are required to establish and maintain a comprehensive data and network security management system that will enable us to monitor and respond appropriately to data security and network security risks. We will need to classify and take appropriate measures to address risks created by our data processing activities and use of networks. We will be obligated to notify affected individuals and appropriate Chinese regulators of and respond to any data security and network security incidents. Establishing and maintaining such systems takes substantial time, effort and cost, and we may not be able to establish and maintain such systems fully as needed to ensure compliance with our legal obligations. Despite our investment, such systems may not fully guard us or enable us to appropriately respond to or mitigate all data security and network security risks or incidents we face. Furthermore, under the Data Security Law, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, is to be processed and handled with a higher level of protection. The notion of important data is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business-sensitive or network security-sensitive details regarding our processing of important data, and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in China with judicial and law enforcement authorities outside of China. If judicial and law enforcement authorities outside China require us to provide data stored in China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements. The potential conflicts in legal obligations could have adverse impact on our operations in and outside of China.
Furthermore, in July 2021, the Cybersecurity Administration of China, China’s top cyberspace regulator, issued a proposed amendment to the Cybersecurity Review Measures, or the Cybersecurity Review Measures, which have been in effect since June 1, 2020. Under the proposed amendment, the scope of entities required to undergo cybersecurity review to assess national security risks that arise from data processing activities would be expanded to include all critical information infrastructure operators who purchase network products and services and all data processors carrying out data processing activities that affect or may affect national security. In addition, the draft amendment proposed that all such entities that maintain or store the personal information of more than 1 million users and undertake a public listing of securities in a foreign country would be required to pass cybersecurity review, which would focus on the potential risk of core data, important data, or a large amount of personal information being stolen, leaked, destroyed, illegally used or exported out of China, or critical information infrastructure being affected, controlled or maliciously used by foreign governments after such a listing.
On October 29, 2021, the Cyberspace Administration of China (“CAC”) published the Measures on Security Assessment of Cross-border Data Transfers (Draft for Comment) (the “Draft Measures”). The Draft Measures are enacted in accordance with the Cyber Security Law, the Data Security Law and the PIPL. Under the Draft Measures, a data processor would be subject to mandatory security assessment for transfers of data out of China under any of the following circumstances: (i) the cross-border transfer is of personal information and important data collected and generated by critical information infrastructure operators; (ii) the cross-border transfer includes important data; (iii) the cross-border transfer includes personal information of more than one million individuals; and (iv) the cross-border transfer includes personal information of cumulatively more than 100,000 individuals or sensitive personal information of more than 10,000 individuals.
The national security legal regime imposes stricter data localization requirements on personal information and human health-related data and requires us to undergo cybersecurity or other security review, obtain government approval or certification, or put in place certain contractual protections before transferring personal information and human health-related data out of China. As a result, personal information, important data and health and medical data that we or our customers, vendors, clinical trial sites, pharmaceutical partners and other third parties collect, generate or process in China may be subject to such data localization requirements and heightened regulatory oversight and controls. To comply with these requirements, maintaining local data centers in China, conducting security assessments or obtaining the requisite approvals from the Chinese government for the transmission outside of China of such controlled information and data could significantly increase our operating costs or cause delays or disruptions in our business operations in and outside China. We expect that the evolving regulatory interpretation and enforcement of the national security legal regime will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. If our operations, or the operations of our CROs, licensees or partners, are found to be in violation of these requirements, we may suffer loss of use of data, suffer a delay in obtaining regulatory approval for our products, be unable to transfer data out of China, be unable to comply with our contractual requirements, suffer reputational harm or be subject to penalties, including administrative, civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. If any of these were to occur, it could adversely affect our ability to operate our business and our financial results.

The General Office of the State Council passed the Scientific Data Administrative Measures in March 2018, which provides a regulatory framework for the collection, submission, retention, exploitation, confidentiality and security of scientific data. Scientific data is defined as data generated from basic research, applied research, experiments and developments in the fields of natural sciences, engineering and technology. It also includes the original and derived data by means of surveillance, monitoring, field studies, examination and testing that are used in scientific research activities. All scientific data generated by research entities, including research institutions, higher education institutions and enterprises that is created or managed with government funds, or funded by any source that concerns state secrets, national security, or social and public interests, must be submitted to data centers designated by the Chinese government for consolidation. Disclosure of scientific data will be subject to regulatory scrutiny.
The definition of scientific data is quite broad, but the Chinese government has not issued further guidance to clarify if clinical study data would fall within the definition of scientific data. To our understanding, the Chinese government has not required life sciences companies to upload clinical study data to any government-designated data centers, or prevented the cross-border transmission and sharing of clinical study data. We plan to closely monitor legal and regulatory developments in this area to see how scientific data is interpreted, and we may be required to comply with additional regulatory requirements for sharing clinical study data with our licensors or foreign regulatory authorities, although the scope of such requirements, if any, is currently unknown.
In addition, certain industry-specific laws and regulations affect the collection and transfer of personal data in China. For example, the Regulation on the Administration of Human Genetic Resources, or the HGR Regulation, promulgated by the State Council of the People’s Republic of China, or the State Council, which became effective on July 1, 2019, applies to activities that involve collection; biobanking; use of HGR, which includes the genetic materials with respect to organs, tissues, cells and other materials that contain the human genome, genes and other genetic substance and derived data in China, (collectively, the China-Sourced HGR), and provision of such items to foreign parties or entities established or actually controlled by them. The HGR Regulation prohibits both onshore and offshore entities established or actually controlled by foreign entities and individuals from collecting or biobanking any China-Sourced HGR in China, as well as providing such China-Sourced HGR out of China. Chinese parties are required to seek an advance approval for the collection and biobanking of all China-Sourced HGR. Approval for any export or cross-border transfer of China-Sourced HGR in the form of biospecimens is required, and transfer of derived data by Chinese parties to foreign parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data with the Human Genetic Resources Administration of China (“HGRAC”) for record and obtain a notification filing number in order to transfer. The HGR Regulation also requires that foreign parties or entities established or actually controlled by them ensure the full participation of Chinese parties in international collaborations and share all records and data with the Chinese parties.
If the Chinese parties fail to comply with data privacy and cybersecurity laws, regulations and practice standards, and our research data is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, we may lose our confidential information and be subject to litigation and government enforcement actions. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our or our collaborators’ practices, potentially resulting in suspension of relevant ongoing clinical trials or delays in the initiation of new trials, confiscation of China-Sourced HGR, administrative fines, disgorgement of illegal gains or temporary or permanent debarment of our or our collaborators’ entities and responsible persons from further clinical trials and, consequently, a de-facto
ban on the debarred entities from initiating new clinical trials in China. So far, the HGRAC has disclosed a number of HGR violation cases. In one case, the sanctioned party was the Chinese subsidiary of a multinational pharmaceutical company that was found to have illegally transferred certain biospecimens to CROs for conducting certain unapproved research. In addition to a written warning and confiscation of relevant HGR materials, the Chinese subsidiary of the multinational pharmaceutical company was requested by the HGRAC to take rectification measures and was also banned by the HGRAC from submitting any clinical trial applications until the HGRAC was satisfied with the rectification results, which rendered it unable to initiate new clinical trials in China until the ban was lifted. In another case, the CRO engaged by the Chinese subsidiary of a multinational pharmaceutical company was found to have forged an ethics committee approval in order to accelerate the HGRAC approval. Both the Chinese subsidiary of the multi-national pharmaceutical company and the CRO were debarred from initiating new applications for a period of 6 to 12 months, respectively.

To further tighten the control of China-Sourced HGR, the SCNPC issued the Eleventh Amendment to the Criminal Law of the People’s Republic of China on December 26, 2020, which became effective on March 1, 2021, criminalizing the illegal collection of China-Sourced HGR and the illegal transfer of China-sourced biospecimens outside of China. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to seven years and/or a criminal fine. In October 2020, the SCNPC adopted the Biosecurity Law of the People’s Republic of China, or the PRC Biosecurity Law, which became effective on April 15, 2021. The PRC Biosecurity Law will establish an integrated system to regulate biosecurity-related activities in China, including, among others, the security regulation of HGR and biological resources. The PRC Biosecurity Law for the first time expressly declares that China has sovereignty over its HGR, and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of China-Sourced HGR by foreign parties or entities established or actually controlled by them in China. Though the PRC Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by China’s highest legislative authority, it gives China’s major regulator of HGR, the Ministry of Science and Technology, or MOST, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for China-Sourced HGR will evolve and become even more rigorous and sophisticated. In addition, the interpretation and application of data protection laws in China and elsewhere are often uncertain and in flux.
In addition, in the United States, at both the federal and state levels, and in territories outside of China where we have rights to and plan to develop and commercialize our in-licensed
product candidates, we are subject to laws and regulations that address privacy, personal information protection and data security. Numerous laws and regulations, including security breach notification laws, health information privacy laws and consumer protection laws, govern the collection, use, disclosure and protection of health-related and other personal information. Given the variability and evolving state of these laws, we face uncertainty as to the exact interpretation of the new requirements, and we may be unsuccessful in implementing all measures required by regulators or courts in their interpretation.
We expect that these data privacy and cybersecurity laws and regulations will receive greater attention and focus from regulators going forward, and we will continue to face uncertainty as to whether our efforts to comply with evolving obligations under data protection, privacy and security laws in Greater China, the United States and other countries where we plan or conduct business will be sufficient. Any failure or perceived failure by us to comply with applicable laws and regulations could result in reputational damage or proceedings or actions against us by governmental entities, individuals or others. These proceedings or actions could subject us to significant civil or criminal penalties and negative publicity, result in the delayed or halted transfer or confiscation of certain personal information, result in the suspension of ongoing clinical trials or ban on initiation of new trials, require us to change our business practices, increase our costs and materially harm our business, prospects, financial condition and results of operations. In addition, our current and future relationships with customers, vendors, pharmaceutical partners and other third parties could be negatively affected by any proceedings or actions against us or current or future data protection obligations imposed on them under applicable law, including without limitation the European Union General Data Protection Regulation, Cyber Security Law, Data Security Law and HGR Regulation. In addition, a data breach affecting personal information, including health information, or a failure to comply with applicable requirements could result in significant management resources, legal and financial exposure and reputational damage that could potentially have a material adverse effect on our business and results of operations.

China’s economic, political and social conditions, as well as governmental policies or regulatory actions, could affect the business environment and financial markets in China, our ability to operate our business, our liquidity and our access to capital.
Our substantial operations (including our commercial operations) are conducted in China. Accordingly, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China as well as China’s economic, political, legal and social conditions in relation to the rest of the world. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past 40 years, growth has been uneven across different regions and among various economic sectors of China. China’s government has implemented various measures to encourage economic development, data protection and allocation of resources. Some of these measures may benefit the overall economy in China but may have a negative effect on us. Our financial condition and results of operations may be adversely affected by government control, perceived government interference and/or changes in tax, cyber and data security, capital investments, cross-border transaction and other regulations that are currently or may in the future be applicable to us. Recently, Chinese regulators have announced regulatory actions aimed at providing China’s government with greater oversight over certain sectors of China’s economy, including the for-profit

education sector and technology platforms that have a quantitatively significant number of users located in China. Although the biotech industry is already highly regulated in China and while there has been no indication to date that such actions or oversight would apply to companies that are similarly situated as us and that are pursuing similar portfolios of drug products and therapies as us, China’s government may in the future take regulatory actions that materially adversely affect the business environment and financial markets in China as they relate to us, our ability to operate our business, our liquidity and our access to capital.
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
It is especially difficult for us to accurately predict the potential impact on the Company of new legal requirements in China because the China legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the China legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the China legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules may not be uniform and enforcement of these laws, regulations and rules involves uncertainties. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us. Furthermore, the China legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, the value of our ADSs and ordinary shares may decline in value or become worthless.
In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities, or VIEs. Currently, our corporate structure contains no variable interest entities and we are not in an industry that is subject to foreign ownership limitations in China. However, there are uncertainties with respect to the Chinese legal system and there may be changes in laws, regulations and policies, including how those laws and regulations will be interpreted or implemented. If in the future the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently, the value of our ADSs and ordinary shares may decline in value or become worthless.
We are not currently required to obtain approval or prior permission from the China Securities Regulatory Commission or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. However, as there are uncertainties with respect to the Chinese legal system and changes in laws, regulations and policies, including how those laws and regulations will be interpreted or implemented, there can be no assurance that we will not be subject to such requirements, approvals or permissions in the future. We are required to obtain approvals and permissions from Chinese authorities in connection with our general business activities currently conducted in China.
As of the date of this Quarterly Report on Form
10-Q,
we are not required to obtain approval or prior permission from the China Securities Regulatory Commission or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. However, as there are uncertainties with respect to the Chinese legal system and changes in laws, regulations and policies, including how those laws and regulations will be interpreted or implemented, there can be no assurance that we will not be subject to such requirements, approvals or permissions in the future.
To operate our general business activities currently conducted in China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the State Administration for Market Regulation, or SAMR. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR, and no application for any such license has been denied.
We are also required to obtain certain approvals from Chinese authorities before transferring certain scientific data abroad or to foreign parties or entities established or actually controlled by them. For more information on these required permissions, see the “Recent Legal and Regulatory Developments” section above in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) and the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, and the additional risk factors discussed in the “Risk Factors” section in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and this Quarterly Report on Form 10-Q.
Other Risk Factors
The following is a summary of significant risk factors and uncertainties that may affect our business which are discussed in more details above and in our Annual Report on Form
10-K
for the year ended December 31, 2020:

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

•
changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our ordinary shares and/or our ADSs;

•
compliance with China’s new Data Security Law, Cybersecurity Review Measures (Revised Draft for Comment), Personal Information Protection Law regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business;

•
the audit report included in our annual reports are prepared by an auditor who is not inspected by the U.S. Public Company Accounting Oversight Board, or the PCAOB, and as such, you are deprived of the benefits of such inspection, we may be subject to additional Nasdaq listing criteria or other penalties and our ADSs may be delisted from the U.S. stock market;

•	our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results;

•
China’s economic, political and social conditions, as well as governmental policies or regulatory actions, could affect the business environment and financial markets in China, our ability to operate our business, our liquidity and our access to capital;

•	the uncertainties in the China legal system could materially and adversely affect us;

•
if the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, the value of our ADSs and our ordinary shares may decline in value or become worthless;

•
we are not currently required to obtain approval or prior permission from the China Securities Regulatory Commission or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. However, as there are uncertainties with respect to the Chinese legal system and changes in laws, regulations and policies, including how those laws and regulations will be interpreted or implemented, there can be no assurance that we will not be subject to such requirements, approvals or permissions in the future. We are required to obtain approvals and permissions from Chinese authorities in connection with our general business activities currently conducted in China;

•	the Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of our ADSs;

•
both recent and future economic, political and social conditions, as well as governmental policies and regulatory actions implemented in China, could affect our ability to operate our business. The Chinese government has provided new guidance on China-based companies raising capital outside of China. Due to our extensive operations in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business, results of operations and the market price of our ADSs;

•
changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition, results of operations and the market price of our ADSs, which could cause the value of our ADSs to significantly decline or to become worthless. Any such changes may take place quickly and with very little notice. Recent statements made and regulatory actions undertaken by China’s government, including the recent enactment of China’s new Data Security Law, as well as our obligations to comply with China’s Cybersecurity Review Measures (Revised Draft for Comment), regulations and guidelines relating to the multi-level protection scheme, Personal Information Protection Law and any other future laws and regulations may require us to incur significant expenses and could materially affect our ability to conduct our business, accept foreign investments or list on a U.S. or foreign stock exchange; and

•	other risks and uncertainties, including those listed under “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

These factors should not be construed as exhaustive and should be read with the other cautionary statements and other information in our Annual Report on Form
10-K
for the year ended December 31, 2020 and our other filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title

3.1	Fifth Amended and Restated Memorandum of Association of Zai Lab Limited (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

3.2	Fifth Amended and Restated Articles of Association of Zai Lab Limited (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-38205) filed with the SEC on June 24, 2021)

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.2	Form of American Depositary Receipt (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.3	Registrant’s Specimen Certificate for Ordinary Shares (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed with the SEC on August 9, 2021).

4.4	Third Amended and Restated Shareholders Agreement between Zai Lab Limited and other parties named therein dated June 26, 2017 (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

10.1*#	Non-Employee Director Compensation Policy

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan or arrangement
^	Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAI LAB LIMITED

Dated: November 9, 2021	By:	/s/ Samantha Du
	Name:	Samantha Du
	Title:	Chief Executive Officer