Form 10-K
period 2021-12-31
Zai Lab Ltd
filed 2022-03-01
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of American Depositary Shares (“ADSs”), each representing one ordinary share, held by non-affiliates
of the registrant was approximately US$16.9 billion, based upon the closing price of the registrant’s ADSs on the Nasdaq Global Market of US$176.99 on June 30, 2021.
As of February
28
, 2022, 96,408,743
ordinary shares, par value $0.00006 per share, were outstanding, of which 71,043,133 ordinary shares were held in the form of ADSs.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form
10-K.

Zai Lab Limited
Annual Report on Form
10-K

-i-

Forward-Looking Statements
This Annual Report on Form
10-K
contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “possible,” “potentially,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or similar expressions. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information, that are not statements of historical facts, nor are they guarantees or assurances of future performance. These forward-looking statements relate to our future plans, objectives, expectations, intentions, and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to inherent uncertainties, risks, and changes in circumstances that may differ materially from those contemplated by the forward-looking statements because they relate to events and depend on circumstances that may or may not occur in the future. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including but not limited to the risk factors discussed in the “Risk Factors” section of this Annual Report on Form
10-K.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Annual Report on Form
10-K,
speak only as of their date. We anticipate that subsequent events and developments will cause our expectations and assumptions to change and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form
10-K.
We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Note on Company—Usage of Terms
Unless the context requires otherwise, references in this Annual Report on Form
10-K
to “Greater China” refer to mainland China, Hong Kong Special Administrative Region (“HKSAR” or “Hong Kong”), Macau Special Administrative Region (“Macau SAR” or “Macau”), and Taiwan, collectively; and references in this Annual Report on Form
10-K
to “Zai Lab,” the “Company,” “we,” “us,” and “our” refer to Zai Lab Limited, a holding company, and its subsidiaries, on a consolidated basis; and references to “Zai Lab Limited” refer to Zai Lab Limited, a holding company. Zai Lab Limited is the entity in which investors are purchasing their interest.
Our operating subsidiaries comprise of Zai Lab (Hong Kong) Limited, domiciled in Hong Kong; Zai Auto Immune (Hong Kong) Limited, domiciled in Hong Kong; Zai Anti Infectives (Hong Kong) Limited, domiciled in Hong Kong; Zai Lab (Shanghai) Co., Ltd., domiciled in mainland China; Zai Lab International Trading (Shanghai) Co., Ltd., domiciled in mainland China; Zai Lab (Suzhou) Co., Ltd., domiciled in mainland China; Zai Biopharmaceutical (Suzhou) Co., Ltd., domiciled in mainland China; Zai Lab Trading (Suzhou) Co., Ltd., domiciled in mainland China; Zai Lab (Taiwan) Limited, domiciled in Taiwan; Zai Lab (AUST) Pty., Ltd., domiciled in Australia; Zai Lab (US) LLC, domiciled in the United States. Additionally, as of the date of this Annual Report on Form
10-K,
Zai Auto Immune (Hong Kong) Limited and Zai Anti Infectives (Hong Kong) Limited have non-substantial
business operations.
Disclosures Relating to Our Chinese Operations
Zai Lab Limited is not a Chinese operating company, but a holding company incorporated in the Cayman Islands.
Zai Lab Limited is not a Chinese operating company, but a holding company incorporated in the Cayman Islands. As a holding company, we conduct a substantial portion of our operations through wholly owned subsidiaries based in mainland China. Investors will not hold direct investments in our Chinese operating

-ii-

companies. In July 2021, the Chinese government provided new guidance on Chinese companies raising capital outside of mainland China, including through arrangements called variable interest entities, or VIEs. Currently, our corporate structure contains no VIEs, and the life sciences industry in which we operate is not subject to foreign ownership limitations in mainland China. However, there are uncertainties with respect to the Chinese legal system, and there may be changes in laws, regulations and policies, including how those laws, regulations and policies will be interpreted or implemented. If, in the future, the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently, the value of our ADSs or ordinary shares may decline or become worthless.
There are significant legal and operational risks associated with conducting a substantial portion of our operations in mainland China, including that changes in the legal, political, and economic policies of the Chinese government, the relations between mainland China and the United States, or Chinese or U.S. regulations may materially, and adversely affect our business, financial condition, results of operations and the market price of our ADSs or ordinary shares.
There are significant legal and operational risks associated with conducting a substantial portion of our operations in mainland China, including that changes in the legal, political, and economic policies of the Chinese government, the relations between mainland China, and the United States, or Chinese or U.S. regulations may materially and adversely affect our business, financial condition, results of operations, and the market price of our ADSs or ordinary shares. Any such changes could significantly limit or completely hinder our ability to offer or continue to offer our ADSs or ordinary shares to investors and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless. Recent statements made and regulatory actions undertaken by the Chinese government, including the recent enactment of China’s Data Security Law, as well as our obligations to comply with China’s new Cybersecurity Review Measures (which became effective on February 15, 2022), regulations and guidelines relating to the multi-level protection scheme, Personal Information Protection Law, or PIPL, and any other future laws and regulations may require us to incur significant expenses and could materially affect our ability to conduct our business, accept foreign investments or continue to be listed on a U.S. or foreign stock exchange.
For more information on these risks, and other risks relating to our ADSs, and ordinary shares, see the risk factors discussed in the “Risk Factors” section of this Annual Report on Form
10-K.
We are required to obtain certain permissions from Chinese authorities to operate, issue securities to foreign investors, and transfer certain scientific data.
We are required to obtain certain permissions from Chinese authorities to operate, issue securities to foreign investors, and transfer certain scientific data. The Chinese government has exercised, and may continue to exercise, substantial influence or control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in mainland China may be undermined if our Chinese subsidiaries are not able to obtain or maintain approvals to operate in mainland China. The central or local governments could impose new, stricter regulations or interpretations of existing regulations that could require additional expenditures, and efforts on our part to ensure our compliance with such regulations or interpretations.
As of the date of this Annual Report on Form
10-K,
we are not required to obtain approval or prior permission from the China Securities Regulatory Commission, or CSRC, or any other Chinese regulatory authority under the Chinese laws, and regulations currently in effect to issue securities to foreign investors. However, the CSRC recently released for public comment draft rules titled Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or the Draft Rules. If the Draft Rules are adopted in its current form, we would likely be required to submit filings to the CSRC in connection with the future issuance of our equity securities to foreign investors. For more details, see “Governmental Regulation—Other Significant Chinese Regulation Affecting Our

-iii-

Business Activities in China—Regulations on Securities Offering and Listing Outside of China.” As there are uncertainties with respect to the Chinese legal system, and changes in laws, regulations and policies, including how those laws, regulations and policies will be interpreted or implemented, there can be no assurance that we will not be subject to additional requirements, approvals, or permissions in the future. We are required to obtain certain approvals from Chinese authorities in order to operate our Chinese subsidiaries. We are also required to obtain certain approvals from Chinese authorities before transferring certain scientific data abroad or to foreign parties or entities established or actually controlled by them.
If our Chinese subsidiaries do not receive or maintain approvals or inadvertently conclude that approvals needed for their business are not required, or if there are changes in applicable laws (including regulations) or interpretations of laws, and our Chinese subsidiaries are required but unable to obtain approvals in the future, then such changes or need for approvals (if not obtained) could adversely affect the operations of our Chinese subsidiaries, including limiting or prohibiting the ability of our Chinese subsidiaries to operate, and the value of our ADSs or ordinary shares could significantly decline or become worthless.
For more information on these required permissions, see risk factors discussed in the “Risk Factors” section of this Annual Report on Form
10-K.
To operate our general business activities currently conducted in mainland China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the State Administration for Market Regulation, or SAMR.
To operate our general business activities currently conducted in mainland China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the SAMR. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR, and no application for any such license has been denied. Our Chinese subsidiaries are also required to obtain certain licenses, and permits, including but not limited to the following material licenses, and permits: Pharmaceutical Manufacturing Permits, Pharmaceutical Distribution Permits, and Medical Device Distribution Permits to manufacture, and/or distribute drugs, and/or applicable medical devices, and no application for any such material license or permit has been denied.
Summary of Significant Risk Factors
The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below in “Part I
—
Item 1A
—
Risk Factors” included in this Annual Report on
Form 10-K:

•	The uncertainties in the Chinese legal system could materially and adversely affect us;

•
Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our ordinary shares and/or our ADSs;

•
The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of our ADSs and ordinary shares, including potentially making those ADSs or ordinary shares worthless;

•
The audit report included in this Annual Report on Form 10-K was prepared by an auditor who is not inspected by the U.S. Public Company Accounting Oversight Board, or the PCAOB, and as such, you are deprived of the benefits of such inspection, we may be subject to additional Nasdaq listing criteria or other penalties and our ADSs may be delisted from the U.S. stock market;

•	Proceedings brought by the SEC against China-based accounting firms could result in our inability to file future financial statements in compliance with the requirements of the Exchange Act;

•
Compliance with China’s Data Security Law, Cyber Security Law, Cybersecurity Review Measures, Personal Information Protection Law, the Regulation on the Administration of Human Genetic Resources, the Biosecurity Law, and any other future laws and regulations may entail significant

-iv-

expenses and could materially affect our business. Our failure to comply with such laws and regulations could lead to government enforcement actions and significant penalties against us, materially and adversely impacting our operating results;

•
The economic, political and social conditions in mainland China, as well as governmental policies, could affect the business environment and financial markets in mainland China, our ability to operate our business, our liquidity and our access to capital;

•
If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, the value of our ADSs or ordinary shares may decline in value or become worthless;

•
The approval of, filing or other procedures with the CSRC or other Chinese regulatory authorities may be required in connection with issuing securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures.

•
We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act, or FCPA, and Chinese anti-corruption laws, and any determination that we have violated these laws could have a material adverse effect on our business or our reputation;

•	Restrictions on currency exchange may limit our ability to receive and use financing in foreign currencies effectively;

•
We may rely on dividends and other distributions on equity paid by our Chinese subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our Chinese subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business;

•
Chinese regulations relating to the establishment of offshore special purpose companies by residents in mainland China may subject our China resident beneficial owners or our wholly foreign-owned subsidiaries in mainland China to liability or penalties, limit our ability to inject capital into these subsidiaries, limit these subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us;

•
Chinese regulations establish complex procedures for some acquisitions of mainland China based companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in mainland China;

•
Chinese manufacturing facilities have historically experienced issues operating in line with established GMPs and international best practices, and passing FDA, NMPA, and EMA inspections, which may result in a longer and costlier current GMP inspection and approval process by the FDA, NMPA, or EMA for our Chinese manufacturing processes and third-party contract manufacturers;

•
Our business benefits from certain financial incentives and discretionary policies granted by local governments. Expiration of, or changes to, these incentives or policies would have an adverse effect on our results of operations;

•	It may be difficult for overseas regulators to conduct investigations or collect evidence within mainland China;

•
If we are classified as a Chinese resident enterprise for Chinese income tax purposes, such classification could result in unfavorable tax consequences to us and our non-Chinese shareholders or ADS holders;

•	We and our shareholders face uncertainties in mainland China with respect to indirect transfers of equity interests in Chinese resident enterprises;

•
Any failure to comply with Chinese regulations regarding the registration requirements for our employee equity incentive plans may subject us to fines and other legal or administrative sanctions, which could adversely affect our business, financial condition and results of operations;

•	Certain of our investments may be subject to review from the Committee on Foreign Investment in the United States, or CFIUS, which may delay or block a transaction from closing;

-v-

•	Changes in United States and international trade policies and relations, particularly with regard to mainland China, may adversely impact our business and operating results;

•	It may be difficult to enforce against us or our management in mainland China any judgments obtained from foreign courts;

•	We may be subject to fines due to the lack of registration of our leases;

•	Failure to renew our current leases or locate desirable alternatives for our leased properties could materially and adversely affect our business;

•
We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future. To date, we have not generated sufficient revenue from product sales to cover corresponding expenses, and we may never achieve or sustain profitability;

•
We are invested in the commercial success of our four approved products and our ability to generate product revenues in the near future is highly dependent on the commercial success of each of those products;

•
We rely on third parties to conduct our pre-clinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our products or product candidates and our business could be substantially harmed;

•
If we are unable to obtain and maintain patent protection for our products and product candidates through intellectual property rights, or if the scope of such intellectual property rights obtained is not sufficiently broad, third parties may compete directly against us;

•	If we fail to maintain proper internal financial reporting controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired; and

•	Other risks and uncertainties, including those listed under “Part I—Item 1A — Risk Factors”.
These factors should not be construed as exhaustive, and should be read with the other cautionary statements, and other information in this Annual Report on Form
10-K,
and our other filings with the SEC.

-vi-

PART I
Item 1. Business
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on developing and commercializing therapies that address medical conditions with unmet needs in oncology, autoimmune disorders, infectious diseases, and neuroscience. To that end, our experienced team has secured partnerships with leading global biopharmaceutical companies in order to generate a broad pipeline of innovative marketed products and product candidates. We have also built an in-house
team with strong product discovery, and translational research capabilities, and are establishing a pipeline of proprietary product candidates with global rights. Our vision is to become a leading global biopharmaceutical company discovering, developing, and commercializing products to extend, and improve the lives of patients worldwide.
Since the Company’s founding in 2014, we have taken steps to execute our strategy to become a fully integrated global biopharmaceutical company with substantial research and development, business development, and commercialization capabilities. To date, we have:

•	received approval for and commercialized four products (ZEJULA, Optune, QINLOCK and NUZYRA);

•
expanded our pipeline to increase our product candidates under development from four in 2015 to 28 today in oncology, autoimmune disorders, infectious diseases, and neuroscience, including 12 programs in late-stage clinical development;

•
partnered with established biopharmaceutical and leading healthcare companies such as GlaxoSmithKline (GSK), Novocure, argenx, Turning Point, Deciphera, Karuna, Blueprint, MacroGenics, Cullinan, and Amgen through in-licensing
product candidates to position ourselves as a partner of choice for the development and commercialization of novel therapeutics in Greater China;

•	achieved reimbursement for ZEJULA in mainland China through its inclusion on the National Reimbursement Drug List (NRDL);

•	built a commercial organization of approximately 945 employees;

•	increased our research and development team to approximately 788 employees;

•	assembled a leadership team of seasoned industry veterans with extensive pharmaceutical research, development, and commercialization experience in both global and Chinese biopharmaceutical companies;

•	advanced our in-house discovery pipeline and capabilities targeting global markets;

•	built out our facilities in China to support our regulatory, clinical, manufacturing, and commercial infrastructure in eleven locations across Greater China and the United States;

•	acquired land-use rights for 50,851 square meters of land in Suzhou for the purpose of constructing and operating a manufacturing site and research center; and

•	expanded our U.S. footprint by opening a research facility in the San Francisco Bay area and a new corporate office in Cambridge, Massachusetts.
We are committed to our goal of becoming a leading global biopharmaceutical company focused on discovering, developing, and commercializing products to extend and improve the lives of patients worldwide. We intend to continue to pursue a strategy of growth and development by: (i) expanding our product candidate pipeline through global collaborations and corporate development activities; (ii) capitalizing on commercial opportunities for our approved products; and (iii) investing in our global pipeline by advancing our internally discovered novel therapeutics. We also plan to expand our collaborations with leading academic institutions in both the United States and Greater China. We believe that this strategy, supported by the above actions we have taken and other actions we plan to take, will bring us closer to achieving our goal of becoming a leading global biopharmaceutical company.
Dividends and Other Distributions
Zai Lab Limited is a holding company, and we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our ADSs or to service any debt we may incur. If any of our Chinese subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. To date, there have not been any such dividends or other distributions from our Chinese subsidiaries to our subsidiaries located in or outside of mainland China. In addition, as of the date of this Annual Report on Form
10-K,
none of our subsidiaries have ever issued any dividends or distributions to us or their respective shareholders in or outside of mainland China, and neither Zai Lab Limited nor any of our subsidiaries has ever directly or indirectly paid dividends or made distributions to U.S. investors. Zai Lab (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $366.5 million in capital contributions via twenty-four
separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2014 to 2021 to fund its business operations in mainland China. Zai Lab International Trading (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Shanghai) Co., Ltd., its sole shareholder, in 2019 to fund its business operations in mainland China. Zai Lab (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB166.5 million in capital contributions via ten separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2015 to 2019 to fund its business operations in mainland China. Zai Lab Trading (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Suzhou) Co., Ltd., its sole shareholder, in 2020 to fund its business operations in mainland China. Zai Biopharmaceutical (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $15.0 million in capital contributions via four separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2017 to 2018 to fund its business operations in mainland China. In the future, cash proceeds raised from our overseas financing activities may be transferred by us to our Chinese subsidiaries via capital contributions, shareholder loans or intercompany loans.
According to the Foreign Investment Law of the People’s Republic of China and its implementing rules, which jointly established the legal framework for the administration of foreign-invested companies, a foreign investor may, in accordance with other applicable laws, freely transfer into or out of mainland China its contributions, profits, capital earnings, income from asset disposal, intellectual property rights, royalties acquired, compensation or indemnity legally obtained, and income from liquidation, made or derived within the territory of mainland China in RMB or any foreign currency, and any entity or individual shall not illegally restrict such transfer in terms of the currency, amount and frequency. According to the Company Law of the People’s Republic of China and other Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, each of our Chinese subsidiaries is required to set aside at least 10% of its accumulated after-tax
profits, if any, each year to fund a certain statutory reserve fund until the aggregate amount of such fund reaches 50% of its registered capital. Where the statutory reserve fund is insufficient to cover any loss the Chinese subsidiary incurred in the previous financial year, its current financial year’s accumulated after-tax
profits shall first be used to cover the loss before any statutory reserve fund is drawn therefrom. Such statutory reserve funds and the accumulated after-tax
profits that are used for covering the loss cannot be distributed to us as dividends. At their discretion, our Chinese subsidiaries may allocate a portion of their after-tax
profits based on Chinese accounting standards to a discretionary reserve fund.

Renminbi, or RMB, is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our Chinese subsidiaries to use their potential future RMB revenues to pay dividends to us. The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of mainland China. Shortages in availability of foreign currency may then restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to our offshore entities for those offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign-currency-denominated obligations. RMB is currently convertible under the “current account,” which includes dividends and trade- and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt (which may be denominated in foreign currency or RMB), including loans we may secure for our Chinese subsidiaries. Currently, our Chinese subsidiaries may purchase foreign currency for settlement of current account transactions, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange of China (SAFE) by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of mainland China or pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries. See the risk factors discussed in the “Risk Factors” section of this Annual Report on Form
10-K
for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company and the potential for holders of our ADSs and ordinary shares to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes.
Our Commercial Products
The following table summarizes the status of our commercial products:

Product	Indications	Regulatory Status	Commercial Rights	Partner
	1 st line ovarian cancer maintenance treatment Platinum sensitive relapsed ovarian cancer maintenance treatment	Launched in mainland China, Hong Kong, and Macau	mainland China, Hong Kong, and Macau	GSK

	Newly diagnosed glioblastoma multiforme (GBM) Recurrent GBM	Launched in mainland China, Hong Kong, and Macau	mainland China, Hong Kong, Macau, and Taiwan	Novocure

	4 th line gastrointestinal stromal tumors (GIST)	Launched in mainland China, Hong Kong, and Taiwan	mainland China, Hong Kong, Macau, and Taiwan	Deciphera

	Acute bacterial skin and skin structure infections (ABSSSI) Community-acquired bacterial pneumonia (CABP)	Launched in mainland China	mainland China, Hong Kong, Macau, and Taiwan	Paratek

ZEJULA (Niraparib)
ZEJULA is an oral, once-daily small-molecule poly
(ADP-ribose)
polymerase (PARP) 1/2 inhibitor. A PARP inhibitor blocks the ability of cancer cells to repair themselves after they have been damaged by radiation and certain chemotherapies. This inhibition of DNA damage repair can result in both the inability of cancer cells to replicate themselves and in programmed cell death. Tumors that are deficient in key DNA damage repair pathways such as BRCA1 mutant tumors are sensitive to ZEJULA. In the maintenance setting, ZEJULA does not require the addition of radiation or chemotherapies to kill tumor cells.
In September 2016, we entered into an exclusive license agreement with Tesaro Inc. (a company later acquired by GSK) to develop and commercialize ZEJULA in mainland China, Hong Kong, and Macau. We have the exclusive right to develop and commercialize ZEJULA in the licensed territories for all potential indications except prostate cancer. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—GSK.”
ZEJULA was first approved in March 2017 by the United States Food and Drug Administration (FDA) for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer who exhibit a complete or partial response to platinum-based chemotherapy. Subsequently, in 2019, the FDA approved ZEJULA for treatment of patients with advanced ovarian, fallopian tube or primary peritoneal cancer treated with three or more prior chemotherapy regimens whose cancer is associated with homologous recombination deficiency (HRD)-positive status, and in 2020 the FDA approved it as a monotherapy in first-line maintenance treatment of women with advanced ovarian cancer who are in complete or partial response to first-line platinum-based chemotherapy regardless of biomarker status.
The European Medicines Agency (EMA) approved ZEJULA in November 2017 as a monotherapy for the maintenance treatment of adult patients with platinum-sensitive, relapsed high-grade serous epithelial ovarian, fallopian tube or primary peritoneal cancer who are in complete response or partial response to platinum-based chemotherapy. Additionally, ZEJULA was approved by the EMA in October 2020 as first-line monotherapy maintenance treatment for adult patients with advanced epithelial (FIGO Stages III and IV) high-grade ovarian, fallopian tube or primary peritoneal cancer who are in complete or partial response following platinum-based chemotherapy regardless of biomarker status.
As maintenance therapy, ZEJULA is for women who have had prior chemotherapy treatment but are expected to see their cancer return. ZEJULA is intended to avoid or slow a recurrence of the cancer if it is in remission after prior treatment. A platinum-sensitive cancer is one that responded to initial platinum-based chemotherapy and remained in remission post-chemotherapy for more than six months.
Market Opportunity and Competition
We launched ZEJULA in Hong Kong in December 2018 for adult patients with platinum-sensitive, relapsed high-grade, serous epithelial ovarian cancer who are in a complete response or partial response to platinum-based chemotherapy after approval by the Hong Kong Department of Health. In August 2021, the Hong Kong Department of Health approved our post-approval variation for ZEJULA as a maintenance treatment for adult patients with high-grade serous epithelial ovarian cancer who are in a complete response or partial response to first-line platinum-based chemotherapy. ZEJULA was approved and launched in Macau for the same indication. We launched ZEJULA in mainland China in January 2020 after approval in December 2019 by the NMPA as a second-line maintenance treatment for women with recurrent platinum-sensitive ovarian cancer. In September 2020, ZEJULA was approved by the NMPA as a maintenance treatment for adult patients with advanced epithelial ovarian, fallopian tube or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy. ZEJULA is the only PARP inhibitor approved by the FDA, the EMA and the NMPA for first- and second-line maintenance treatment for women with platinum-responsive advanced ovarian cancer regardless of biomarker status, such as BRCA mutations.

In May 2020, ZEJULA was recommended as a monotherapy in first-line maintenance treatment of women with platinum-responsive advanced ovarian cancer in the Ovarian Cancer PARP Inhibitor Clinical Guidelines published by Gynecological Oncology, Chinese Medical Association. In December 2020, ZEJULA was included in the updated National Reimbursement Drug List, or the NRDL, as maintenance therapy for adult patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer (collectively termed as ovarian cancer) who are in a complete or partial response to platinum-based chemotherapy. In December 2021, ZEJULA was included in the updated NRDL as a first-line maintenance treatment of adult patients with advanced ovarian cancer following a response to platinum-based chemotherapy. As of January 31, 2022, ZEJULA was listed in 44 regional customized commercial health insurance plans guided by provincial or municipal governments throughout mainland China, or supplemental insurance plans.
Our partner GSK is building a niraparib clinical development program by assessing activity across multiple tumor types and by evaluating several potential combinations of niraparib with other therapeutics. For the treatment of ovarian cancer, two Phase III studies, PRIMA and NOVA, have been completed to evaluate ZEJULA (niraparib) as monotherapy maintenance treatment in patients with first-line and recurrent ovarian cancer, respectively.
We have completed several studies in Chinese patients with ovarian cancer. In November 2021, we announced positive topline results from the Phase III PRIME study of ZEJULA as maintenance therapy for Chinese patients with first-line platinum-responsive, advanced ovarian cancer, regardless of biomarker status. In September 2020, we announced the results from the Phase III NORA study that ZEJULA demonstrated a significant PFS benefit with an improved safety profile as maintenance therapy for Chinese patients with platinum-sensitive, recurrent ovarian cancer, regardless of biomarker status.
Optune (Tumor Treating Fields)
Tumor Treating Fields (TTFields) is a cancer therapy that uses electric fields tuned to specific frequencies to disrupt cell division, inhibiting tumor growth and potentially causing cancer cell death. TTFields therapy is delivered through a portable medical device. The complete delivery system, called Optune or Optune Lua, includes a portable electric field generator, arrays, rechargeable batteries and accessories. Sterile, single-use
arrays are placed directly on the skin in the region surrounding the tumor and connected to the electric field generator to deliver therapy. Arrays are changed when hair growth or the hydrogel reduces array adhesion to the skin. The therapy is designed to be delivered continuously throughout the day and night, and efficacy is strongly correlated to time on therapy. When the device is turned on, TTFields are continuously generated within the specific region of the body covered by the arrays. Healthy tissues located outside of this region remain unaffected by the therapy.
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
In September 2018, we entered into an exclusive license agreement with Novocure to develop and commercialize Optune in Greater China in all human therapeutic and preventive uses in the field of oncology.
For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements
—
Novocure.”
Market Opportunity and Competition
GBM, a malignant form of astrocytoma, is the most aggressive form of brain cancer. In mainland China during 2019, GBM represented about 47% of all newly diagnosed cases of brain cancer, with an estimated annual incidence of 53,600 patients. GBM is treated mainly by surgery, radiotherapy and TMZ. Despite these treatments, prospects for long-term survival remain poor. In mainland China, the five-year survival rate of GBM patients is less than 5%. Optune is the first treatment approved by the NMPA for GBM in mainland China since 2007.
We launched Optune in Hong Kong in 2018 and in mainland China in June 2020 after the NMPA approved Optune in May 2020 in combination with temozolomide for the treatment of patients with newly diagnosed GBM and also as a monotherapy for the treatment of patients with recurrent GBM. As of January 31, 2022, Optune was listed in 33 supplemental insurance plans. Enrollment into these regional reimbursement programs has improved and will improve access to Optune for many patients in need across mainland China.
In August 2020, we launched Optune Lua, a portable medical device that delivers TTFields for the treatment of unresectable, locally advanced or metastatic malignant pleural mesothelioma (MPM) in Hong Kong. MPM is a type of cancer that occurs in the thin layer of tissue in the torso covering internal organs. In May 2019, Novocure received FDA approval for use of Optune Lua as a Humanitarian Use Device in combination with chemotherapy for the first-line treatment of adult patients with unresectable, locally advanced or metastatic MPM. For details about our clinical development of TTFields, see the subsection “Our Oncology Pipeline-Tumor Treating Fields.”
QINLOCK (ripretinib)
QINLOCK, an orally administered kinase switch control inhibitor of the KIT and PDGFRA kinases, is approved in nine territories for the treatment of fourth-line advanced gastrointestinal stromal tumors (GIST), including the United States, the European Union, mainland China, Taiwan, and Hong Kong.
In June 2019, we obtained an exclusive license from Deciphera to develop and commercialize QINLOCK in Greater China for the prevention, prophylaxis, treatment, cure or amelioration of any disease or medical condition in humans. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Deciphera.”
Market Opportunity and Competition
We are focused on the commercialization of QINLOCK for the treatment of fourth-line GIST in Greater China, where we believe QINLOCK is the standard of care.
In July 2020, the NMPA accepted the NDA submission of QINLOCK for fourth-line advanced GIST. That same month, QINLOCK was approved, pursuant to the special Named Patient Program (NPP), by the Health Commission and Medical Products Administration of Hainan Province as the first Urgently Needed Drug that can be taken from the Bo’ao Pilot Zone by a designated patient. Under the NPP, patients may apply for permission to purchase a small amount of legally imported drugs that are not yet registered domestically (either inside or outside the Bo’ao Pilot Zone) and that address urgent medical needs in the Bo’ao Pilot Zone.
In August 2020, the NMPA granted Priority Review to the NDA submission for QINLOCK for the treatment of adult patients with advanced GIST who have received priority treatment with three or more kinase inhibitors. In March 2021, QINLOCK was approved by the NMPA. In February 2020, it was approved by the Hong Kong Department of Health for the treatment of adult patients with advanced GIST who have received prior treatment with imatinib, sunitinib and regorafenib. In September 2021, the Taiwan Food and Drug Administration approved the NDA for QINLOCK for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. As of January 31, 2022, QINLOCK has been listed in 52 supplemental insurance plans since its commercial launch in mainland China in May 2021.

In November 2021, Deciphera announced
top-line
results from the INTRIGUE Phase III clinical study of QINLOCK in patients with GIST previously treated with imatinib. The study did not meet the primary endpoint of improved progression-free survival compared with the standard of care in second-line GIST, sunitinib. We do not anticipate that the INTRIGUE study results will have a material effect on the current operations of the Company. We have received the CTA approval for the registrational study of QINLOCK in patients with second-line GIST in mainland China.
The study is ongoing.
NUZYRA (omadacycline)
NUZYRA is a broad-spectrum antibiotic in a new class of tetracycline derivatives known as aminomethylcyclines. NUZYRA is primarily being developed by our partner Paratek Pharmaceuticals, Inc., or Paratek, for acute bacterial skin and skin structure infections (ABSSSI) and community-acquired bacterial pneumonia (CABP) in both the hospital and community settings. In October 2018, NUZYRA was approved by the FDA for once-daily oral or intravenous administration for the treatment of adults with CABP and ABSSSI. Our partner, Paratek, launched NUZYRA in the United States in February 2019.
In April 2017, we obtained an exclusive license from Paratek to develop, manufacture, and commercialize NUZYRA in Greater China in all human therapeutic and preventive uses other than biodefense. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Paratek.”
Market Opportunity and Competition
The World Health Organization has identified the worldwide development of resistance to currently available antibacterial agents as one of the greatest threats to human health. We believe that NUZYRA’s potential use in multiple settings, including the emergency room, hospital and community care facilities, provides a significant benefit to patients as an empiric monotherapy. In 2015, the estimated incidences of ABSSSI and CABP in mainland China were 2.8 million patients and 16.5 million patients, respectively.
We completed the technology transfer for NUZYRA in November 2017 to enable us to prepare for the manufacture of both oral tablets and intravenous injections of NUZYRA.
In December 2021, the NMPA approved the NDA for NUZYRA for the treatment of CABP and ABSSSI. NUZYRA was approved as a Category 1 innovative drug by the NMPA and is locally manufactured in mainland China. NUZYRA was launched in late December 2021.
We continue to explore use of omadacycline, including the oral only administration, for the treatment of adults with CABP and ABSSSI. We plan to discuss the scope of any and all post-approval commitments (PAC) studies with the regulators prior to the expiry of market authorization.

Our Pipeline of Product Candidates
The following table summarizes the status of our clinical pipeline assets as of February 28, 2022:

Note: *Greater China trial in preparation or under planning; (1) Reflects ongoing trials run by GSK, including a Phase III trial in NSCLC; (2) Phase II pilot China-only trial; (3) NDA acceptance of MARGENZA (margetuximab) in pretreated metastatic HER2-positive breast cancer in China by the NMPA in January 2022; (4) Includes multiple mono or combo therapies; NDA of adagrasib in pretreated
KRAS-G12C-mutated
NSCLC by the FDA in February 2022; (5) Global Phase II potentially pivotal trial; (6) Global Phase I/IIa potentially pivotal trial; (7) Achieved proof of concept in Phase Ib study in October 2021; (8) Includes Greater China, South Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand and Japan.
This Table illustrates our clinical pipeline assets, including their various stages of development, which are described more fully elsewhere in this Annual Report on Form
10-K.
For completeness, please read this Table in conjunction with the remainder of this Report.
Abbreviations: Greater China = mainland China, Hong Kong, Macau, Taiwan; HK = Hong Kong; I/O = immune-oncology; MPM = malignant pleural mesothelioma; NSCLC =
non-small
cell lung cancer;
B-NHL
=
B-cell
non-Hodgkin
lymphoma; GEJ = gastroesophageal junction; MG = myasthenia gravis; ITP = immune thrombocytopenia; PV = pemphigus vulgaris; CIDP = chronic inflammatory demyelinating polyneuropathy; ABSSSI = acute bacterial skin and skin structure infections; CABP = community-acquired bacterial pneumonia; SOC = standard of care.

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
We continue to explore use of ZEJULA, including the combination potential of ZEJULA with immuno-oncology therapy, targeted therapy and chemotherapy in clinically relevant indications.
Tumor Treating Fields
TTFields therapy is a cancer treatment that uses electric fields tuned to specific frequencies to disrupt cancer cell division.
As discussed above, we have an exclusive license from Novocure to develop and commercialize Optune in Greater China in all human therapeutic and preventive uses in the field of oncology. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements
–
Novocure.”
Novocure continues to test TTFields against a broad range of solid tumor types. We have enrolled or intend to enroll patients in Greater China in the various global trials for TTFields.
In January 2020, we enrolled the first patient in a Phase II pilot clinical trial evaluating the safety and efficacy of TTFields in combination with chemotherapy as a first-line treatment in patients with gastric adenocarcinoma, a type of gastric cancer. Gastric cancer is the third most-frequent cancer in China. According to the World Health Organization, more than one million new gastric cancer cases are diagnosed worldwide in 2020, and approximately half of all gastric cancer cases occur in China. Currently, the five-year survival rate of locally advanced or metastatic gastric cancer ranges from 5% to 20%, and the median overall survival is approximately one year.
We are participating in the
PANOVA-3
Phase III pivotal trial of TTFields for pancreatic cancer, and the first patient in Greater China in this clinical trial was treated in January 2022.
PANOVA-3
is a global, open-label, randomized Phase III trial evaluating the efficacy of TTFields administered concomitantly with gemcitabine and nab-paclitaxel
as front-line treatment for patients with unresectable, locally advanced pancreatic cancer. The primary endpoint is overall survival. Secondary endpoints include progression-free survival, local progression-free survival, objective response rate, one-year
survival rate, quality of life, pain-free survival, respectability rate and toxicity. According to the World Health Organization, pancreatic cancer was the eighth-leading cancer type in mainland China in 2020, with an estimated 124,994 newly diagnosed cases and 121,853 deaths. The current median survival of patients with metastatic pancreatic cancer is four to six months, and the five-year survival rate is 7.2%, making it the malignancy with the lowest survival rate in mainland China.
We are participating in the Phase III pivotal LUNAR trial, which is intended for patients who have recently been diagnosed with progression of NSCLC during or after platinum-based therapy. We have completed Chinese patient enrollment in December 2021. Lung cancer consists of NSCLC in approximately 85% of cases and small cell lung cancer (SCLC) in approximately 15% of cases. Lung cancer has the highest total incidence of any cancer in mainland China. According to the World Health Organization, the incidence of lung cancer in mainland China in 2020 was 815,563 cases, with 714,699 deaths. In mainland China, the five-year survival rate of lung cancer is estimated to be about 20%.

In December 2021, we submitted to the NMPA a Marketing Authorization Application (MAA) for Optune Lua for MPM, which is under administrative review.
We are also considering participating in a clinical trial of TTFields that includes ovarian cancer
.
Ovarian cancer is one of the most common gynecologic cancers in mainland China. Since early symptoms of ovarian cancer are not specific to the disease and are difficult to detect, approximately 70% of women are diagnosed with ovarian cancer when the disease is already at an advanced stage, when prognosis is poor. Despite high response rates to platinum-based chemotherapy in the front-line setting, approximately 85% of patients will experience disease recurrence.
In September 2021, Novocure announced that the FDA had granted breakthrough designation to the NovoTTF-200T System, a TTFields delivery system, for use with atezolizumab and bevacizumab for the first-line treatment of patients with unresectable or metastatic liver cancer. The designation offers Novocure an opportunity to interact with FDA experts through several program options to address regulatory topics efficiently as they arise during the premarket review phase and allows for prioritized review of regulatory submissions.
In October 2021, Novocure announced that the last patient had been enrolled in the global Phase III pivotal
INNOVATE-3
trial for the treatment of recurrent ovarian cancer. In that same month, we and Novocure announced that the final patient had been enrolled in the Phase II pilot trial of TTFields in combination with chemotherapy as a first-line treatment in patients with gastric adenocarcinoma. Final data collection is expected in 2022.
In November 2021, Novocure announced the release of updated data from the Phase II pilot
2-THE-TOP
trial testing the safety and efficacy of Tumor Treating Fields (TTFields) together with pembrolizumab and temozolomide for the treatment of adult patients with newly diagnosed GBM.
MARGENZA
™
(margetuximab-cmkb)
Margetuximab is an investigational, immune-enhancing monoclonal antibody that targets HER2-expressing tumors, including certain types of breast and gastroesophageal cancers.
In November 2018, we entered into an exclusive license agreement, the MacroGenics Agreement, with MacroGenics, Inc., or MacroGenics, to develop and commercialize MARGENZA in Greater China in all human fields of use. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements
–
MacroGenics.”
In December 2020, the FDA approved MARGENZA for use in the United States, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease.
In January 2022, the NMPA accepted the NDA for review of margetuximab for patients with pretreated metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease, in combination with chemotherapy.
Based on a review of the clinical data and the changing treatment landscape, we have decided to no longer participate in Cohort B of the Phase II/III MAHOGANY study, which is a MacroGenics-sponsored global Phase II/III clinical trial designed to evaluate margetuximab in combination with retifanlimab or tebotelimab, with or without chemotherapy, as a potential first-line treatment for patients with advanced or metastatic HER2+ gastric and GEJ cancer. In November 2021, MacroGenics previously announced a decision to discontinue enrollment of Cohort A of the MAHOGANY study.
Adagrasib
Adagrasib is a highly selective and potent oral small-molecule inhibitor of KRAS G12C for treating KRAS-G12C-mutated NSCLC, colorectal cancer (CRC), pancreatic cancer and other solid tumors.

In June 2021, Mirati announced that the FDA granted Breakthrough Therapy Designation to adagrasib for the potential treatment of patients with NSCLC who harbor the KRAS G12C mutation following prior systemic therapy.
In September 2021, our partner, Mirati, announced positive topline results from the potentially registrational Phase II
KRYSTAL-1
study evaluating adagrasib in a patient cohort with advanced NSCLC harboring the KRAS G12C mutation following prior systemic therapy. Adagrasib 600mg BID demonstrated an objective response rate (ORR) of 43% and a disease control rate of 80%, based on central independent review as of June 15, 2021. The median follow-up
was nine months. The safety and tolerability profile was consistent with previously reported findings for adagrasib in patients with advanced NSCLC. In that same month, Mirati announced results from a cohort of the Phase I/II
KRYSTAL-1
study evaluating adagrasib at the 600mg BID dose as both monotherapy and in combination with cetuximab in patients with heavily pretreated colorectal cancer harboring a KRAS G12C mutation. Results showed that adagrasib alone and with cetuximab demonstrated significant clinical activity and broad disease control in these patients.
In November 2021, Mirati announced that preliminary results from the Phase Ib cohort of the
KRYSTAL-1
study evaluating adagrasib plus pembrolizumab in eight patients with KRAS G12C-mutated first-line NSCLC support moving forward with a 400 mg BID dose of adagrasib with full dose pembrolizumab, which will be evaluated in the ongoing Phase II
KRYSTAL-7
study.
In January 2022, Mirati announced positive results from a Phase II cohort of the
KRYSTAL-1
study evaluating adagrasib at the 600mg BID dose in patients with pretreated pancreatic ductal adenocarcinoma and other gastrointestinal (GI) tumors harboring a KRAS G12C mutation, including cancers of the biliary tract, appendix, small bowel, gastro-esophageal junction, and esophagus. Results showed that adagrasib demonstrated significant clinical activity and broad disease control. Of the evaluable patients (n=27), the ORR was 41% and the DCR was 100%. In the overall subset of patients with KRAS-G12C-mutated GI cancers evaluated in this cohort, adagrasib was well-tolerated, with a manageable safety profile.
In February 2022, Mirati announced that the FDA accepted the NDA for adagrasib
for the treatment of patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy. The Prescription Drug User Fee Action (PDUFA) date for adagrasib is December 14, 2022.
Odronextamab
Odronextamab is an investigational bispecific monoclonal antibody designed to trigger tumor killing by linking and activating a cytotoxic
T-cell
(binding to CD3) to a lymphoma cell (binding to CD20). Odronextamab has demonstrated clinical activity in heavily pre-treated
patients with late stages of follicular lymphoma (FL), diffuse large
B-cell
lymphoma (DLBCL) and other
B-cell
lymphomas in a Phase I trial and is currently being investigated in a potentially registrational Phase II program.
In April 2020, we entered into a collaboration agreement with Regeneron Ireland Designated Activity Company, an affiliate of Regeneron Pharmaceuticals, Inc., or Regeneron, pursuant to which we obtained the development rights and exclusive commercialization rights to odronextamab for oncology in Greater China. For further details of this collaboration, see “Overview of Our Material License and Strategic Collaboration Agreements—Regeneron.” In December 2020, Regeneron announced that it was pausing new enrollment of patients with
B-cell
non-Hodgkin
lymphomas in its trials for odronextamab in compliance with an FDA partial clinical hold requesting that Regeneron amend the trial protocols in order to further reduce the incidence of
≥
Grade 3 cytokine release syndrome (CRS) during
step-up
dosing. Enrolled patients who were deriving clinical benefit from odronextamab were able to continue treatment following re-consent.
In May 2021, Regeneron announced that the partial clinical hold on odronextamab had been lifted. In October 2021, we announced that the first patient was treated in the Greater China portion of the potentially registrational, global study of odronextamab monotherapy being conducted by our partner Regeneron and us in patients with
B-NHL.

We have received China Trial Application (CTA) approval in mainland China for, and have joined, the open-label, multi-center, global, potentially registrational Phase II program evaluating the efficacy and safety of odronextamab in several disease-specific cohorts, including patients with R/R FL and DLBCL.
Repotrectinib
Repotrectinib is an investigational next-generation tyrosine kinase inhibitor (TKI) designed to effectively target ROS1 and TRK A/B/C in
TKI-naïve
or -pretreated cancer patients.
In July 2020, we entered into an exclusive license agreement with Turning Point Therapeutics, or Turning Point, to develop and commercialize repotrectinib in Greater China in all human therapeutic indications. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Turning Point.”
The FDA has granted two Breakthrough Therapy designations for:

•
Patients with advanced solid tumors that have an NTRK gene fusion who have progressed following treatment with one or two prior TRK TKIs, with or without prior chemotherapy, and have no satisfactory alternative treatments; and

•	Patients with ROS1-positive metastatic NSCLC who have not been treated with a ROS1 TKI.
The FDA has granted four Fast-Track designations for:

•	Patients with ROS1-positive advanced NSCLC who have not been previously treated with a ROS1 TKI;

•	Patients with ROS1-positive advanced NSCLC who have been previously treated with one prior line of platinum-based chemotherapy and one prior ROS1 TKI;

•	Patients with ROS1-positive advanced NSCLC pretreated with one prior ROS1 TKI without prior platinum-based chemotherapy; and

•
Patients with advanced solid tumors who have an NTRK gene fusion and who have progressed following treatment with at least one prior line of chemotherapy and one or two prior TRK TKIs and have no satisfactory alternative treatments.

Repotrectinib was also granted Orphan Drug Designation by the FDA in 2017.
In August 2021, Turning Point announced the initiation of the first cohort of its Phase Ib/II
TRIDENT-2
combination study of repotrectinib in combination with the
MEK-inhibitor
trametinib in KRAS G12D-mutated advanced solid tumors.
In October 2021, Turning Point provided early clinical data from the NTRK-positive
TKI-naïve
and
TKI-pretreated
advanced solid tumor cohorts
(EXP-5
and
EXP-6)
of the ongoing
TRIDENT-1
Phase I/II study of its lead drug candidate repotrectinib. In that same month, Turning Point provided a clinical data update from the ongoing
TRIDENT-1
study. Repotrectinib demonstrated clinical activity across multiple ROS1+
TKI-pretreated
NSCLC cohorts, with confirmed ORRs of
30-39%
in the
TRIDENT-1
study. In ROS1+
TKI-pretreated
NSCLC patients with G2032R solvent-front mutations, repotrectinib demonstrated a confirmed ORR of 53%
(TRIDENT-1
Study Design and Preliminary Phase I/II Data as shown below). Turning Point also announced, in October 2021, the presentation of early clinical data from the ongoing Phase I/II CARE study in pediatric and young adult patients with advanced solid tumors harboring ALK, ROS1 or NTRK alterations.

TRIDENT-1 Study Design Preliminary Phase I/II Data

In February 2022, the Center for Drug Evaluation (CDE) of the NMPA granted Breakthrough Therapy Designation for repotrectinib for the treatment of patients with ROS1-positive metastatic NSCLC who have not been treated with a ROS1 TKI. The breakthrough therapy designation was supported by the initial data from both global and Chinese
TKI-naïve
ROS1-positive NSCLC patients enrolled in the Phase I/II
TRIDENT-1
study. We plan to participate in all cohorts of the global
TRIDENT-1
study.
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
(FGFR2b+), non HER2 positive (non HER2+) advanced gastric and GEJ cancer. In November 2020, Five Prime reported topline results from the FIGHT trial showing that bemarituzumab met all three efficacy endpoints and demonstrated statistically significant and clinically meaningful improvements in the primary endpoint of progression-free survival and secondary endpoints of overall survival and overall response rate. In January 2021, Five Prime announced its plan to launch a Phase III trial for gastric cancer.
In April 2021, Five Prime was acquired by Amgen.
In September 2021, the CDE of the NMPA granted Breakthrough Therapy Designation for bemarituzumab (FPA144) for first-line treatment for patients with FGFR2b-overexpressing and human epidermal growth factor receptor 2 (HER2) -negative metastatic and locally advanced gastric and GEJ cancers in combination with modified FOLFOX6 (fluoropyrimidine, leucovorin and oxaliplatin).

In November 2021, Amgen announced that the registrational Phase III program for bemarituzumab in first-line advanced gastric and GEJ cancer had initiated. The program will explore bemarituzumab in combination with either backbone chemotherapy or chemotherapy plus a checkpoint inhibitor. We plan to initiate a registrational study of bemarituzumab in first-line advanced gastric and GEJ cancer in China in the fourth quarter of 2022.
CLN-081
CLN-081
is an orally available small molecule designed as a next-generation, irreversible epidermal growth factor receptor (EGFR) inhibitor in development by Cullinan Pearl, a subsidiary of Cullinan Management, Inc., formerly Cullinan Oncology, LLC, for the treatment of patients with EGFR exon 20 insertion NSCLC.
In December 2020, we entered into an exclusive license agreement with Cullinan Pearl for the research, development, manufacturing and commercialization of
CLN-081
in Greater China in all uses in humans and animals. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements
–
Cullinan.”
Cullinan Pearl is currently conducting a Phase I/IIa dose escalation and expansion trial evaluating oral, twice-daily administration of various doses of
CLN-081
in patients with NSCLC harboring EGFR exon 20 insertion mutations who have had at least one prior treatment with platinum-based chemotherapy or another approved standard therapy. We anticipate that we will join the global Phase IIa potentially pivotal study and plan to enroll the first patient in Greater China into this study in 2022.
In January 2022, Cullinan announced that the FDA granted Breakthrough Therapy Designation for
CLN-081
for the treatment of patients with locally advanced or metastatic NSCLC harboring EGFR exon 20 insertion mutations who have previously received platinum-based systemic chemotherapy.
Elzovantinib
(TPX-0022)
Elzovantinib is an orally bioavailable multi-targeted kinase inhibitor with a novel three-dimensional macrocyclic structure that inhibits the MET, CSF1R (colony stimulating factor 1 receptor) and SRC kinases.
In January 2021, we entered into an exclusive license agreement with Turning Point to develop and commercialize elzovantinib in Greater China. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Turning Point.”
In October 2021, Turning Point provided a clinical data update from the dose-finding portion of the Phase
I SHIELD-1 study.
Elzovantinib demonstrated a confirmed ORR of 36% and 33%, respectively, in
MET TKI-naïve NSCLC
and gastric/GEJ cancer patients harboring genetic alterations in MET in the SHIELD-1 study.
In December 2021, Turning Point announced that the FDA agreed with the company’s plan to proceed to the potentially registrational Phase II
MET-amplified
gastric/GEJ cancer expansion cohorts of
SHIELD-1
after recommended Phase II dose (RP2D) determination. Turning Point anticipates initiating the Phase II portion of
SHIELD-1
in the second half of 2022, pending FDA feedback on data from the intermediate dose level.
In January 2022, Turning Point announced that clearance from the FDA was received for the IND application for the combination of elzovantinib and aumolertinib in EGFR-mutant
MET-amplified
advanced NSCLC.
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
In 2017, Incyte entered into an exclusive collaboration and license agreement with MacroGenics for global rights to retifanlimab. The molecule is currently being evaluated both as monotherapy and in combination therapy across various tumor types. Potentially registration-enabling trials in microsatellite instability-high
(MSI-H)
endometrial cancer and Merkel cell carcinoma (MCC) are ongoing.
The Phase III
POD1UM-303
trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with squamous cell anal cancer (SCAC) is underway. In July 2021, Incyte announced that the FDA issued a complete response letter for the BLA of retifanlimab for the treatment of SCAC. In October 2021, Incyte announced the withdrawal of the Marketing Authorization Application seeking approval of retifanlimab in SCAC. We have not participated in the global study for SCAC.
We are participating in the global Phase III
POD1UM-304
trial, evaluating retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with NSCLC. In October 2020, we enrolled the first patient in mainland China in the study.
We are also participating in the global study for endometrial cancer. In October 2020, the first patient in mainland China was dosed in the global
POD1UM-101
trial evaluating retifanlimab in patients with
MSI-H
endometrial cancer that had progressed following platinum-based chemotherapy.
Retifanlimab has been granted Fast-Track designation for the treatment of certain patients with advanced or metastatic
MSI-H
or dMMR endometrial cancer, locally advanced or metastatic SCAC and MCC.
ZL-2313
(BLU-945)
BLU-945
is a selective and potent investigational inhibitor of triple-mutant EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired T790M and C797S mutations, the most common on-target
resistance to first-generation EGFR inhibitors and osimertinib, respectively. Updated preclinical data for
BLU-945
demonstrated potent anti-tumor activity in triple-mutant osimertinib-resistant tumor models, as well as activity in a triple-mutant intracranial patient-derived xenograft model.
In November 2021, we entered into a license and collaboration agreement with Blueprint Medicines Corporation, or Blueprint, pursuant to which we obtained rights to develop and exclusively commercialize BLU-701 and BLU-945 and
certain other forms thereof, including backup compounds, in mainland China. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Blueprint.”
The global Phase I/II SYMPHONY trial of
BLU-945
in treatment-resistant EGFR-driven NSCLC was initiated in 2021 with initial data expected in the second quarter of 2022.
ZL-2314
(BLU-701)
BLU-701
is a selective and potent investigational inhibitor of double-mutant EGFR harboring either the activating L858R or exon 19 deletion mutations combined with the acquired C797S mutation, the most common on-target
resistance mutation to osimertinib. Foundational preclinical data for
BLU-701
showed strong and durable inhibition of tumor growth at doses that are EGFR wild-type sparing and the potential for
BLU-701
to be used in both first and second-line settings.

The global Phase I/II HARMONY trial of
BLU-701
in EGFR-driven NSCLC was initiated with initial data expected in the second half of 2022.
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
We plan to initiate a Phase II biomarker-driven
proof-of-concept
study in the second quarter of 2022.
ZL-1201
(CD47)
ZL-1201
is a humanized, IgG4 monoclonal antibody engineered to reduce effector function that specifically targets CD47. We made modifications to the antibody that may reduce the incidence of hemolysis seen with other agents in the class based on pre-clinical
data. CD47 has recently emerged as a novel target for macrophage immune checkpoint inhibition and a promising target for therapeutic intervention. Our pipeline includes several assets, including a novel bi-specific
T cell engager and checkpoint inhibitors that lend themselves to potential combination with a CD47-targeted therapeutic. The therapeutic potential of these
ZL-1201
combinations will be assessed in both solid tumors and hematological malignancies. In June 2020, we initiated dosing of a Phase I clinical trial for
ZL-1201.
Depending on the results of this trial, we may proceed with a Phase II clinical trial.
We anticipate determining a recommended Phase II dose in the ongoing Phase I trial in mid-2022.
Tebotelimab
Tebotelimab (previously known as MGD013) is an investigational, bispecific, tetravalent IgG4 monoclonal antibody designed to independently or coordinately block PD-1 and LAG-3 checkpoint molecules to sustain or restore the function of exhausted T cells for the treatment of cancer.
In November 2018, we entered into the MacroGenics Agreement pursuant to which we obtained an exclusive license to develop and commercialize tebotelimab in Greater China in all human fields of use except to the extent limited by any applicable third-party agreement of MacroGenics. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements – MacroGenics.”
Based on a review of the clinical data, we have decided to terminate the following studies of tebotelimab:

•
A Phase I proof-of-concept China-only dose escalation and expansion trial of tebotelimab monotherapy and in combination with brivanib, a compound that we in-licensed from Bristol-Myers Squibb, in patients with advanced hepatocellular carcinoma (HCC). The study was initiated in April 2020.

•	A Phase I China-only clinical trial of tebotelimab in patients with melanoma. In November 2020, we enrolled the first patient in the study.

•
A Phase Ib dose escalation and multi-cohort expansion clinical study of tebotelimab in combination with ZEJULA in Greater China, including gastric cancer, triple negative breast cancer, biliary tract cancer, and endometrial carcinoma. We have initiated dosing in all cohorts.

Our Autoimmune Disease Pipeline
Efgartigimod
Efgartigimod is an investigational antibody fragment designed to reduce disease-causing immunoglobulin G (IgG) antibodies and block the IgG recycling process. Efgartigimod binds to the neonatal Fc receptor (FcRn), which is widely expressed throughout the body and plays a central role in rescuing IgG antibodies from degradation.
In January 2021, we entered into an exclusive license agreement with argenx BV, or argenx, to develop and commercialize efgartigimod in Greater China. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements
–
argenx.”
In November 2021, we announced that the first patient had been dosed in the Greater China portion of the global registrational ADHERE study of efgartigimod in patients with chronic inflammatory demyelinating polyneuropathy (CIDP). The ADHERE trial is a registrational, prospective, multi-center study to investigate the safety and efficacy of weekly subcutaneous (SC) efgartigimod in adult patients with CIDP.
We also announced in November 2021 that the first patient had been treated in the Greater China portion of the global registrational Phase III ADDRESS study of efgartigimod in patients with pemphigus vulgaris (PV) or pemphigus foliaceus (PF). ADDRESS is a randomized, double-blind, placebo-controlled, multi-center trial evaluating the safety and efficacy of efgartigimod in patients with PV or PF.
Additionally, in November 2021, we announced that the first patient with primary immune thrombocytopenia (ITP) was treated with efgartigimod in Greater China as part of the global registrational
ADVANCE-SC
Phase III study. The
ADVANCE-SC
study is a randomized, double-blind, placebo-controlled, multi-center Phase III trial evaluating the efficacy and safety of subcutaneous (SC) efgartigimod in patients with primary ITP.
In December 2021, argenx announced that the FDA approved efgartigimod for the treatment of gMG in adult patients who are anti-acetylcholine receptor (anti-AChR) antibody positive. These patients represent approximately 85% of the total gMG population. With this regulatory milestone, efgartigimod is the first and only
FDA-approved
neonatal FcRn blocker.
In addition, we have conducted two pharmacokinetic studies in Greater China as part of the data package for the NDA submission to the NMPA for the treatment of gMG. We plan to submit an NDA to the NMPA for gMG in mid-2022.
ZL-1102
(IL-17)
ZL-1102
is a human Humabody
®
targeting
interleukin-17A,
or
IL-17A,
with high affinity and avidity. It is a Vh fragment of the human IgG and about 1/10th of the molecular weight of a full IgG. This feature may enable enhanced penetration of the psoriatic skin barrier compared to the current marketed anti-IL17 antibodies, thereby potentially avoiding the toxicities observed by systemic exposure. In May 2018, we entered into an exclusive worldwide license agreement with Crescendo Biologics Limited to develop, manufacture and commercialize CB001 Humabody
®
, an antibody VH domain therapeutic.
The accepted approach to treatment for mild to moderate chronic plaque psoriasis is different from that for moderate to severe psoriasis. For mild to moderate psoriasis patients, topical treatment is often the first-line choice, and dermatologists tend to avoid systemic treatment. For patients with moderate to severe disease, the use of systemic treatments is usually preferred, and dermatologists often choose
IL-17
monoclonal antibodies because they result in excellent response rates. However, therapy with systemic
IL-17
antibodies can result in safety issues due to immunosuppression; therefore, labeling is restricted to more severely affected patient populations. As with other full-size
monoclonal antibodies, current
IL-17-directed
antibodies must be administered by intravenous or subcutaneous injection. It is conventionally assumed that antibodies and other macromolecules do not penetrate skin.

In October 2021, we announced positive topline results from a randomized, double-blind, placebo-controlled Phase Ib proof-of-concept
patient study showing that our formulation of
ZL-1102,
topically applied to lesions, can penetrate psoriatic plaques. Despite a short treatment course (1 month), these changes affected the lesional PASI score which may be indicative of early clinical benefit. We plan to initiate a global Phase II study for chronic plaque psoriasis in the second half of 2022.
Our Infectious Disease Pipeline
Sulbactam/Durlobactam
Sulbactam/durlobactam, or
SUL-DUR,
is a combination of a beta-lactam antibiotic (sulbactam) and a beta-lactamase inhibitor (durlobactam) for the treatment of serious infections caused by
Acinetobacter
, including multidrug-resistant (MDR) strains.
Acinetobacter
belongs to a group of bacteria commonly found in the environment, such as soil and water.
Acinetobacter
baumannii
accounts for most
Acinetobacter
infections in humans; the organism can cause infections in all organs, but bloodstream infection and pneumonia are most dangerous and associated with high mortality. In recent years,
A. baumannii
has become multi-drug resistant, including resistant to the penem class of antibiotics. There are few non-toxic
and effective antibiotics left for clinicians. In China,
Acinetobacter
baumannii
infections are often seen in the hospital setting, and approximately
60-70%
of such infections are the result of
Acinetobacter baumannii
MDR isolates and carbapenemase-producing isolates (carbapenem-resistant
Acinetobacter baumannii
, or CRAB).
In September 2017, the FDA granted
SUL-DUR
Qualified Infectious Disease Product, Fast-Track and Priority Review status for the treatment of hospital-acquired and ventilator-acquired bacterial pneumonia and bloodstream infections due to Acinetobacter.
In April 2018, we entered into an exclusive license agreement with Entasis Therapeutics Holdings Inc., or Entasis, to develop and commercialize durlobactam with sulbactam (the combination,
SUL-DUR)
in all human diagnostic, prophylactic and therapeutic uses in Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand, and Japan. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Entasis.”
We also completed a pharmacokinetic study in the fall of 2020 for
SUL-DUR
in mainland China in normal healthy volunteers.
In October 2021, we and Entasis announced topline results from the ATTACK trial, a global Phase III registrational trial evaluating the safety and efficacy of sulbactam and durlobactam
(SUL-DUR)
versus colistin in patients with infections caused by Acinetobacter baumannii. The study showed a reduced mortality rate with
SUL-DUR
versus colistin in the CRAB population. At Test of Cure, there was a statistically significant difference in clinical response favoring
SUL-DUR
over colistin.
SUL-DUR
also met the primary safety objective of the study achieving statistically significant reduction in nephrotoxicity.
Entasis plans to submit an NDA to the FDA in
mid-2022,
and we plan to submit an NDA to the NMPA in the fourth quarter of 2022.
Our Neuroscience Pipeline
KarXT (xanomeline-trospium)
KarXT (xanomeline-trospium) is an oral,
investigational M1/M4-preferring muscarinic
acetylcholine receptor agonist in development for the treatment of psychiatric and neurological conditions, including schizophrenia and dementia-related psychosis. KarXT preferentially stimulates muscarinic receptors in the central nervous system implicated in these conditions, as opposed to current antipsychotic medicines, which mostly target dopamine or serotonin receptors. KarXT has the potential to represent a new class of treatment for schizophrenia and dementia-related psychosis based on its differentiated mechanism of action.

In November 2021, we entered into a license agreement with Karuna Therapeutics, Inc., or Karuna, pursuant to which we and Karuna agreed to collaboratively develop KarXT in Greater China. Under the agreement, we obtained an exclusive license to develop, manufacture, and commercialize KarXT in Greater China. For further details of the exclusive license, see “Overview of Our Material License and Strategic Collaboration Agreements—Karuna.” We plan to initiate a bridging study in 2022.
Internally Discovered and Internally Developed Product Candidates
We have assembled an integrated drug discovery and development team with extensive experience in discovery, translational medicine and pre-clinical
and clinical development and who have been directly involved in the discovery and development of several innovative product candidates. We identify pre-clinical
assets through both internal-discovery efforts and
co-development
collaboration with our business partners. Through these efforts, we have advanced our internally developed pipeline, which includes three product candidates that are currently in global Phase I development. In addition to the internally developed and internally discovered product candidates in clinical development mentioned above (ZL
-
2309/simurosertib,
ZL-1201,
ZL-1102),
Zai has additional internally discovered and developed compounds in preclinical development:
ZL-1211,
a humanized monoclonal antibody targeting Claudin18.2, which is highly expressed in various cancer types;
ZL-2201,
a potent selective inhibitor of
DNA-PK
involved in DNA damage repair in tumor cells;
ZL-1218,
a CCR8 inhibitor to block the immune-suppressive activity of regulatory T cells in tumor cells; and multiple other undisclosed compounds.
OVERVIEW OF OUR MATERIAL LICENSE AND STRATEGIC COLLABORATION AGREEMENTS
GSK
In September 2016, we entered into a collaboration, development and license agreement with Tesaro, Inc., a company later acquired by GSK, pursuant to which we obtained an exclusive sublicense under certain patents and know-how
of GSK (including such patents and
know-how
licensed from Merck, Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., and AstraZeneca UK Limited) to develop, manufacture, and commercialize GSK’s proprietary PARP inhibitor, niraparib, in mainland China, Hong Kong, and Macau for the diagnosis and prevention of any human diseases or conditions (other than prostate cancer). We also obtained the right of first negotiation to obtain a license to develop and commercialize certain follow-on
compounds of niraparib being developed by GSK in the licensed territory. Under the agreement, we agreed not to research, develop or commercialize certain competing products, and we also granted GSK the right of first refusal to license certain immuno-oncology assets developed by us. In February 2018, we entered into an amendment with GSK that eliminated GSK’s option to co-market
niraparib in the licensed territory.
To date, we have paid GSK a $15.0 million upfront payment and a $1.0 million development milestone and we have accrued but not yet paid one development milestone payment of $3.5 million and one sales milestone payment of $8.0 million to GSK. We may be required to pay an additional aggregate amount of up to $28.0 million in regulatory, development and commercialization milestone payments; we are also required to pay GSK certain tiered royalties (from mid-
to high-teens on a percentage basis and subject to certain reductions) based on annual net sales of ZEJULA in the licensed territory.
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

Turning Point
(TPX-0022)
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
To date, we have paid Turning Point a $25.0 million upfront payment and accrued a milestone payment of $2.0 million. We may be required to pay an additional aggregate amount of up to $334.0 million in development, regulatory and sales-based milestone payments, along with certain tiered royalties (from mid-teen
to low twenties on a percentage basis and subject to certain reductions) based on annual net sales of all licensed products in the licensed territory.
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
Turning Point (Repotrectinib)
In July 2020, we entered into an exclusive license agreement with Turning Point pursuant to which Turning Point exclusively licensed to us the rights to develop and commercialize in Greater China products containing repotrectinib as an active ingredient in all human therapeutic indications.
To date, we have paid Turning Point a $25.0 million upfront payment and three milestone payments totaling $5.0 million. We may be required to pay an additional aggregate amount of up to $146.0 million in development, regulatory and sales-based milestone payments, along with certain tiered royalties (from mid-to-high
teen royalties on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in the territory. Under the exclusive license agreement, we are responsible for funding all development and commercialization activities related to the products in our licensed territory, subject to certain exceptions pursuant to which Turning Point may be responsible for the cost. Turning Point will be responsible for funding global clinical studies of the licensed products subject to certain exceptions pursuant to which we may bear the costs of certain studies.
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
argenx
In January 2021, we entered into a collaboration and license agreement with argenx, pursuant to which we obtained an exclusive license under certain patents and know-how
of argenx to develop and commercialize products containing efgartigimod as an active ingredient in all human and animal uses for any preventative or therapeutic indications in Greater China. Under the terms of the agreement, we will be responsible for recruiting patients in mainland China to argenx’s global registrational trials for the development of efgartigimod.
To date, we have paid argenx an upfront payment, valued at $75.0 million at the time of issuance in the form of 568,182 newly issued ordinary shares of Zai Lab Limited, and $75.0 million in cash as a guaranteed non-creditable,
non-refundable
development cost-sharing payment. To date, we have made $25.0 million in development milestone payments to argenx, and may be required to pay certain tiered royalties (from mid-teen
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
Cullinan
In December 2020, we entered into a license agreement with Cullinan Pearl, a subsidiary of Cullinan Management, Inc., formerly Cullinan Oncology, LLC, or Cullinan, pursuant to which we obtained an exclusive license under certain patents and know-how
of Cullinan to develop, manufacture, and commercialize products containing
CLN-081
as an active ingredient in all uses in humans and animals in Greater China. To date, we paid Cullinan an upfront payment in the amount of $20.0 million. We may be required to pay an additional aggregate amount of up to $211.0 million in development, regulatory, and sales-based milestone payments, along with certain tiered royalties (from high-single-digit to low-teen
on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in the licensed territory. Cullinan Pearl received worldwide rights for
CLN-081,
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
To date, we have paid Regeneron a $30.0 million upfront payment. We are responsible for contributing to the global development costs of odronextamab for certain trials. We may also be required to pay an additional aggregate amount of up to $160.0 million in regulatory and sales milestone payments. Additionally, we will make payments to Regeneron based on net sales, such that Regeneron shares in a significant portion of any potential profits.
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
To date, we have paid Incyte an upfront license fee in the amount of $17.5 million and have not paid Incyte any milestone payments. We may be required to pay an additional aggregate amount of up to $60.0 million in development, regulatory, and commercial milestone payments, along with certain tiered royalties (from low-to
high-twenties on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in licensed territory.
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
Deciphera
In June 2019, we entered into a license agreement with Deciphera, pursuant to which we obtained an exclusive license under certain patents and know-how
of Deciphera to develop and commercialize products containing ripretinib in the field of the prevention, prophylaxis, treatment, cure or amelioration of any disease or medical condition in humans in Greater China. To date, we have paid Deciphera an upfront payment in the amount of $20.0 million and three milestone payments in an aggregate amount of $12.0 million. We may be required to pay an additional aggregate amount of up to $173.0 million in additional development, regulatory and commercial milestone payments, along with certain tiered royalties (from low-to
high-teens on a percentage basis and subject to certain reductions) based on annual net sales of the licensed products in the licensed territory.
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

MacroGenics
In November 2018, we entered into a collaboration agreement with MacroGenics, pursuant to which we obtained an exclusive license under certain patents and know-how
of MacroGenics to develop and commercialize margetuximab, tebotelimab and an undisclosed multi-specific TRIDENT molecule in pre-clinical
development, each as an active ingredient in all human fields of use, except to the extent limited by any applicable third-party agreement of MacroGenics in Greater China. To date, we have paid MacroGenics an upfront payment in the amount of $25.0 million and two milestone payments in an aggregate amount of $4.0 million, and accrued one milestone payment of $5.0 million. We may also be required to pay certain additional development and regulatory-based milestone payments of up to an aggregate of $131.0 million, along with certain tiered royalties (from mid-teens
to twenty for margetuximab,
mid-teens
for tebotelimab, and
low-teens
for the TRIDENT molecule, on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in licensed territory.
We will purchase licensed products exclusively from MacroGenics. The collaboration agreement continues in effect until the expiration of the last royalty term under the collaboration agreement, where the royalty term for a licensed product in a region continues until the latest of (i) the expiration of the last-to-expire
valid claim within licensed patent rights covering the composition, manufacture, use, sale or importation of such licensed products in such region, (ii) the expiration of data exclusivity for such licensed product in such region or (iii) the twelfth (12th) anniversary of the first commercial sale of such licensed product in such region. In addition, either party may terminate the collaboration agreement upon the material breach of the collaboration agreement by the other party, subject to certain cure periods. At any time after November 29, 2020, we may terminate the collaboration agreement for convenience, subject to a certain notice period. MacroGenics may terminate the collaboration agreement in its entirety or on a licensed product-by-licensed
product or region by region basis with a certain notice period if one or more major safety issues have occurred with respect to such licensed product prior to the first commercial sale of such licensed product in the territory and MacroGenics has discontinued the global development, manufacturing, and commercialization activities with respect to such licensed product and publicly announced it.
On June 15, 2021, we entered into a collaboration and license agreement with MacroGenics, pursuant to which we and MacroGenics agreed to collaboratively develop and commercialize up to four bispecific antibody-based molecules based on the MacroGenics’ proprietary DART
®
 and TRIDENT
®
 multi-specific technology platforms. Under the agreement, each party agrees to contribute specified intellectual property to enable the research, development, manufacture and commercialization of up to four future CD3 or CD47-based bispecific molecules. We were granted exclusive rights in Greater China, Japan, and Korea for two programs and exclusive global rights for two other programs.
Pursuant to the terms of this agreement, for all four programs, we have paid MacroGenics an upfront payment of $25.0 million. Further, on June 15, 2021, as partial consideration for the rights granted to us under this agreement, we entered into a stock purchase agreement with MacroGenics, pursuant to which we purchased from MacroGenics in a private placement an aggregate of 958,467 newly issued shares of common stock, par value $0.01 per share, of MacroGenics, with a per share purchase price of $31.30, for aggregate gross proceeds of approximately $30.0 million.
In addition, MacroGenics is eligible to receive up to $1.4 billion in potential development, regulatory, and commercial milestone payments. If products from the collaboration are commercialized, MacroGenics would also receive tiered royalties on annual net sales of specified products, subject to reduction under specified circumstances. We also have an option to convert the royalty arrangement for the lead research molecule to a global 50/50 profit and loss sharing arrangement by making a payment of approximately $85.0 million.
This agreement will generally terminate on
a program-by-program and country-by-country or region-by-region basis, with certain exceptions, upon the later to occur of (i) the date that is 12 years after the date of the first commercial sale of the product in the applicable country or region, (ii) the date of expiration of the last valid claim covering such product with a licensed patent in the applicable country or region and (iii) the expiration date of any data exclusivity period for such product in the applicable country or region. For certain programs, we may terminate the agreement, in whole or in part, after the second or fourth anniversary of the date of the agreement by providing 90 days’ written notice to MacroGenics and, upon other conditions, after the second anniversary of the date of the agreement with 180 days’ written notice to MacroGenics. MacroGenics may terminate the agreement on a collaboration product-by-collaboration product upon 90 days’ written notice if a major safety issue has occurred with respect to a collaboration product. Either party may terminate the agreement upon a material breach by the other party that remains uncured or upon certain bankruptcy events. In addition, MacroGenics may terminate the agreement if we challenge the licensed patent rights.
Novocure
In September 2018, we entered into a license and collaboration agreement with Novocure, pursuant to which we obtained an exclusive license under certain patents and know-how
of Novocure to develop and commercialize Tumor Treating Fields products in all human therapeutic and preventative uses in the field of oncology in Greater China. To date, we have paid Novocure an upfront payment in the amount of $15.0 million and two milestone payments in an aggregate amount of $10.0 million. We may be required to pay an additional aggregate amount of $68.0 million in development, regulatory, and commercial milestone payments, along with certain tiered royalties (from low-
to
mid-teens
on a percentage basis and subject to certain reductions) based on annual net sales of the licensed products in licensed territory.
We will purchase licensed products exclusively from Novocure. The agreement continues, on a region-by-region
and licensed
product-by-licensed
product basis, in effect until the expiration of the last royalty term and payment by us of all of our royalty payment obligations applicable to such licensed product and such region, where the royalty term for a licensed product in a region continues until the latest of (i) the expiration of the last-to-expire
valid claim within licensed patent rights covering such licensed products (including composition, method of use or making) in such region, (ii) the expiration of regulatory exclusivity of such licensed product and (iii) the tenth (10th) anniversary of the first commercial sale of such licensed product in such region. In addition, either party may terminate the agreement upon the material breach of the agreement by the other party, subject to a certain cure period, or for the other party’s bankruptcy or insolvency. We may terminate the agreement for convenience, subject to a certain notice period, and Novocure may terminate the agreement under specified circumstances if we or our affiliates or sublicensees challenge its patent rights or due to our certain development or commercialization diligence failures, subject to a certain cure period and dispute resolution mechanisms if disputes arise with respect to such failures.
Entasis
In April 2018, we entered into a license and collaboration agreement with Entasis, pursuant to which we obtained an exclusive license under certain patents and know-how
of Entasis to develop and commercialize Entasis’s proprietary compounds, durlobactam with sulbactam (the combination,
SUL-DUR)
with the possibility of developing and commercializing a combination of such compounds with imipenem in all human diagnostic, prophylactic and therapeutic uses in Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand, and Japan. Our rights to develop and commercialize the licensed products are limited to the lead product
(SUL-DUR)
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
SUL-DUR
outside of the licensed territory.
We will purchase the licensed products exclusively from Entasis. The agreement will expire on a country-by-country
basis upon the expiration of the royalty term and payment by us of our payment obligations applicable to such country, where the royalty term for a licensed product in a country continues until the latest of (i) the tenth (10th) anniversary of the first commercial sale of such licensed product in such country, (ii) the expiration or abandonment of the last-to-expire
valid claim within certain Entasis patents covering such licensed product in such country, and (iii) the expiration of regulatory exclusivity with respect to such licensed product in such country. We may terminate the agreement upon written notice to Entasis at any time and for any reason. Either party may terminate the agreement if the other party is in material breach after a permitted cure period, or with immediate effect upon the occurrence of specified events of insolvency. Further, Entasis can terminate the agreement if we cease to commercialize the licensed products or challenge any of the patents we licensed. If we have the right to terminate the agreement due to Entasis’s uncured material breach, we may elect to continue the agreement and Entasis would be obligated to pay us a premium on the amount of damages arising from such breach. In the event of any termination of the agreement, we will assign or grant a right of reference to any regulatory documentation related to the licensed products to Entasis, all rights and licenses to us will terminate and we will grant Entasis a license under our technology to make and commercialize licensed products in the territory.
Five Prime / Amgen
In December 2017, we entered into a license and collaboration agreement with Five Prime (later acquired by Amgen), pursuant to which we obtained an exclusive license under certain patents and know-how
of Five Prime to develop and commercialize products containing Five Prime’s proprietary afucosylated FGFR2b antibody known as bemarituzumab (FPA144) as an active ingredient in the treatment or prevention of any disease or condition in humans in Greater China.
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
To date, we have made an upfront payment of $5.0 million and a milestone payment of $2.0 million to Five Prime. Additionally, we may be required to pay an additional aggregate amount of up to $37.0 million to Five Prime in development and regulatory milestone payments, along with certain tiered royalties (from high-teens or low twenties depending on the number of patients we enroll in the bemarituzumab
FPA144-004
study, and subject to certain reductions) based on annual net sales of licensed product in the licensed territory.
Pursuant to the terms of the agreement, provided that we enroll and treat a specified number of patients in the bemarituzumab
FPA144-004
study in mainland China, we are eligible to receive a low single-digit percentage quarterly royalty, on a licensed product-by-licensed
product basis on net sales of all licensed product outside the licensed territory until the tenth (10th) anniversary of the first commercial sale of each such licensed product outside the licensed territory.
We will purchase licensed products exclusively from Five Prime. The agreement will expire on a region-by-region
basis upon the expiration of the royalty term and payment by us of all of our payment obligations with respect to each licensed product and region under the agreement, where the royalty term for a licensed product in a region continues until the latest of (i) the eleventh (11th) anniversary of the first commercial sale of such licensed product in such region, (ii) the expiration of the last valid claim within the Five Prime patents covering such licensed product in such region, and (iii) the expiration of regulatory exclusivity with respect to such licensed product in such region. In addition, we may terminate the agreement in its entirety at any time, subject to a certain notice period. Either party may terminate the agreement in its entirety with written notice for the other party’s material breach, subject to a certain cure period, or for the other party’s bankruptcy or insolvency. Five Prime may terminate the agreement in its entirety with written notice for the material breach of our diligence obligations with respect to development and obtaining marketing approval in mainland China and may terminate the agreement on a region-by-region
basis for the breach of our diligence obligations with respect to timely initiation of commercialization of a licensed product in a region following the marketing approval of such licensed product. Five Prime may also terminate the agreement in its entirety if we or one of our affiliates or sublicensees commences a legal action challenging the validity, enforceability or scope of any of Five Prime’s patents.
In April 2021, Five Prime was acquired by Amgen.
Paratek
In April 2017, we entered into a license and collaboration agreement with Paratek Bermuda Ltd., a subsidiary of Paratek, pursuant to which we obtained both an exclusive license under certain patents and know-how
of Paratek Bermuda Ltd. and an exclusive
sub-license
under certain intellectual property that Paratek Bermuda Ltd. licensed from Tufts University to develop, manufacture, and commercialize products containing omadacycline
(ZL-2401)
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
To date, we have made an upfront payment of $7.5 million and three milestone payments in an aggregate amount of $14.0 million to Paratek Bermuda Ltd. We may be required to pay an additional aggregate amount of up to $40.5 million in milestone payments, along with certain tiered royalties (from low-to
mid-teens
on a percentage basis and subject to certain reductions) based on annual net sales of licensed products in licensed territory.
We have the right to manufacture the licensed products for commercialization in the licensed territory. The agreement with Paratek Bermuda Ltd. will remain in effect until, on a region-by-region
basis, the expiration of the royalty term and payment by us of all of our royalty payment obligations in such region, where the royalty term for a licensed product in a region continues until the later of (i) the abandonment, expiration or invalidation of the last-to-expire
valid claim within the licensed patents covering the licensed product or (ii) the close of business of the eleventh (11th) anniversary of the first commercial sale of the licensed product in such region. In addition, either party may terminate this agreement for the other party’s uncured material breach, subject to a certain cure period, or for the other party’s bankruptcy or insolvency. We have the right to terminate the agreement for convenience at any time, subject to a certain notice period. Paratek Bermuda Ltd. has the right to terminate the agreement if we or our affiliates or sublicensees challenge its patents. Upon termination of the agreement, our license of certain intellectual property to Paratek Bermuda Ltd. will continue for Paratek Bermuda Ltd. to develop, manufacture, and commercialize licensed products worldwide.

Bristol-Myers Squibb (BMS)
In March 2015, we entered into a license agreement with BMS, pursuant to which we obtained an exclusive license under certain patents and know-how
of BMS to develop, manufacture, and commercialize products containing BMS’s proprietary multi-targeted kinase inhibitor, brivanib in mainland China, Hong Kong, and Macau in the field of diagnosis, prevention, treatment or control of oncology indications with the exclusive right to expand our licensed territory to include Taiwan and Korea under certain conditions. BMS retains the non-exclusive
right to use the licensed compound to conduct internal research and the exclusive right to use the licensed compound as an intermediate or starting material to manufacture compounds that are not the licensed compound. Under the agreement, we agreed not to develop and commercialize certain competing products for specified time periods.
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
Mirati
In May 2021, we entered into a collaboration and license agreement with Mirati Therapeutics, Inc., or Mirati, pursuant to which we and Mirati agreed to collaboratively develop MRTX849 (adagrasib) in Greater China. Under the agreement, we received from Mirati the right to research, develop, manufacture, and exclusively commercialize adagrasib in all indications in Greater China, with Mirati retaining exclusive rights for the development, manufacturing, and commercialization of adagrasib outside Greater China and certain co-commercialization, manufacture,
and development rights in Greater China.
Pursuant to the terms of the agreement, we paid Mirati an upfront fee of $65.0 million, and we will pay milestone payments of up to an aggregate of $273.0 million upon the achievement of specified clinical, regulatory and sales milestones. Mirati will also be eligible to receive certain royalties at tiered percentage rates ranging from the high-teens to low twenties percent on annual net sales of licensed products in Greater China, subject to reduction under specified circumstances.
The agreement will terminate on a
licensed product-by-licensed product
basis and on
a region-by-region basis
in Greater China, upon the later to occur of (i) the date of expiration of the last valid claim covering such licensed product in such region, (ii) the date that is 10 years after the date of the first commercial sale in such region and (iii) the expiration date of any regulatory exclusivity for such licensed product in such region, or for a co-commercialized product
on the date the parties agree to terminate
such co-commercialization, or
in its entirety upon the expiration of all payment obligations under this agreement. We may terminate the agreement at any time by providing 12 months’ prior notice to Mirati. Either party may terminate the agreement upon a material breach by the other party that remains uncured or upon certain bankruptcy events. In addition, Mirati may terminate the agreement if we challenge the licensed patent rights.
Blueprint
On November 8, 2021, we entered into a license and collaboration agreement with Blueprint, pursuant to which we obtained rights to develop and exclusively commercialize BLU-701 and BLU-945 and
certain other forms thereof, including backup compounds, in Greater China.
Pursuant to the terms of the agreement, we paid Blueprint an upfront fee of $25.0 million, and will pay milestone payments of up to an aggregate of $590.0 million upon the achievement of specified clinical, regulatory and sales milestones. Blueprint will also be eligible to receive certain royalties at tiered percentage rates ranging from the low to mid-teens on annual net sales of licensed products in Greater China, subject to reduction under specified circumstances.
The agreement will terminate on a licensed
product-by-licensed
product basis and on a
region-by-region
basis in Greater China, upon the later to occur of (i) 12
th
 anniversary of the date of the first commercial sale in such region, (ii) the expiration of the last valid claim within the royalty patent rights that covers the licensed product in such region, and (iii) the expiration of the last regulatory exclusivity for such licensed product in such country or region, or in its entirety upon the expiration of all payment obligations under the agreement. We may terminate the agreement at any time after November 8, 2023, by providing 12 months’ prior notice to Blueprint after the first commercial sale or nine months’ prior notice prior to the first commercial sale. Either party may terminate the agreement upon a material breach by the other party that remains uncured or upon certain bankruptcy events. In addition, Blueprint may terminate the agreement if we challenge the licensed patent rights.
Karuna
On November 8, 2021, we entered into a license agreement with Karuna, pursuant to which we and Karuna agreed to collaboratively develop KarXT in Greater China. Under the agreement, we obtained from Karuna an exclusive license to develop, manufacture, and commercialize KarXT in Greater China.
Pursuant to the terms of the agreement, we paid Karuna an upfront fee of $35.0 million and will pay milestone payments of up to an aggregate of $152.0 million upon the achievement of specified clinical, regulatory and sales milestones. Karuna will also be eligible to receive certain royalties at tiered percentage rates ranging from the low to high-teens on annual net sales of licensed products in Greater China, subject to reduction under specified circumstances.
The agreement will terminate on
a region-by-region basis
and on a licensed
product-by-licensed
product basis in the Licensed Territory, upon the later to occur of (i) the date the last-to-expire valid
claim in such region expires, (ii) the close of business of the day that is exactly 12 years after the date of the first commercial sale in such region, and (iii) the expiration date of any regulatory exclusivity in such region, or in its entirety upon the expiration of all payment obligations under the agreement. We may terminate the agreement at any time by providing 180 days’ prior notice to Karuna. Either party may terminate the agreement upon a material breach by the other party that remains uncured or upon certain bankruptcy events. In addition, Karuna may terminate the agreement if we challenge the licensed patent rights.

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
Patents
Patents, patent applications and other intellectual property rights are important in the sector in which we operate. We consider on a case-by-case
basis filing patent applications with a view to protecting certain innovative products, processes, and methods of treatment. We may also license or acquire rights to patents, patent applications or other intellectual property rights owned by third parties, academic partners or commercial companies which are of interest to us. For the internally developed product candidates, we identify patents through both self-development effort and joint development through collaboration with business partners such as academic institutions.
As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our drug candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive or license in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of our patents and patent applications over third-party patents and patent applications. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. For more information regarding the risks related to our intellectual property, please see “Risk Factors
–
Risks Related to Intellectual Property.”
The term of a patent depends upon the laws of the country in which it is issued. In most jurisdictions that we principally operate in, a patent term is 20 years from the earliest filing date of a non-provisional
patent application. Under the current China Patent Law (Revised in 2020), the term of patent protection starts from the date of application. Patents relating to inventions are effective for twenty years, and utility models and designs are effective for ten years and fifteen years, respectively, from the date of application. However, with regard to the design patent applications filed and the design patents granted prior to the effectiveness of the current China Patent Law (Revised in 2020), the term of patent protection is ten years from the date of application.
The laws of each jurisdiction vary, and patent term adjustment or patent term extension may not be available in any or all jurisdictions in which we own or license patents.
The following describes representative patents and/or pending applications related to our approved products and product candidates.

ZEJULA
As of December 31, 2021, we exclusively licensed two issued patents in mainland China directed to ZEJULA’s free base compound, and salts thereof, and analog of ZEJULA. These issued patents are projected to expire in 2027 and 2028. We also exclusively licensed one pending patent application in mainland China directed to the
4-methylbenzenesulfonate
monohydrate salt of the compound, the active pharmaceutical ingredient, or API, of ZEJULA. If this patent application issues as a patent, such patent will be projected to expire in 2029. We also exclusively licensed one pending patent application in mainland China directed to methods of treating ovarian cancer. If this patent application issues as a patent, such patent will be projected to expire in 2037. Additionally, we have filed an application in each of mainland China, the United States, the European Union, Israel, Japan, Korea, and India that covers intermediate synthesis process. Patents have issued in mainland China, the United States, Israel, Japan, Korea, and India. We own this family of patents/applications.
Tumor Treating Fields
As of December 31, 2021, we licensed nine issued patents in mainland China and five issued patents in Hong Kong that relate to Tumor Treating Fields. Additional patent applications that relate to Tumor Treating Fields are pending, including nine in mainland China and three in Hong Kong. We are pursuing patent rights to protect our rights in these technologies and have continued our efforts to secure patent rights in mainland China for our devices and technologies for applying electric fields to a patient for treating a disease or condition, especially diseases that promote tumor growth.
Margetuximab
As of December 31, 2021, we exclusively licensed one issued patent in mainland China, Macau, and Hong Kong. These patents cover antibody sequences and therapeutic uses of margetuximab, which are projected to expire in 2029. Additional licensed patents/applications include those related to methods, combo uses or bi-specific binding molecules, which are projected to expire between 2030 and 2038.
QINLOCK
As of December 31, 2021, we exclusively licensed one issued patent and two pending patent applications in mainland China as well as two issued patents in Hong Kong and one issued patent in Macau directed to dihydronaphthyridines, the API of ripretinib. These issued patents and pending patent applications are projected to expire by 2032. We also exclusively licensed patent applications pending in mainland China, Hong Kong, and Taiwan that are directed to the uses/combo uses involving the API, which are projected to expire between 2037 and 2040. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.
Adagrasib
As of December 31, 2021, we exclusively licensed one pending patent application in each of mainland China, Hong Kong, and Taiwan that covers the drug substance and is projected to expire in 2039. Additional patents/applications licensed from Mirati also include those related to combination therapy, method of use, or solid forms, which are projected to expire 2040 or thereafter.
Odronextamab
As of December 31, 2021, Regeneron has three issued patents and two pending patent applications in mainland China, two issued patents and three pending patent applications in Hong Kong, two issued patents in Macau, and six issued patents and one pending patent application in Taiwan. These issued patents relate to CD3/CD20 bispecific antibody odronextamab/uses thereof and are projected to expire between 2030 and 2035.

Regeneron also has additional patent applications pending in Greater China including those related to combination therapy using CD3/CD20 bispecific antibody or related to a dosing strategy. If issued, claims of these patent applications are projected to expire between 2036 and 2039.
Repotrectinib
As of December 31, 2021, we exclusively licensed one issued patent and two pending patent applications in mainland China, one issued patent and two pending patent applications in Hong Kong, one issued patent in Macau, and two issued patents in Taiwan. These issued patents or pending applications are directed to repotrectinib and are projected to expire in 2035. We have also exclusively licensed two issued patents and one pending patent application in mainland China, three pending patent applications in Hong Kong, one issued patent and one pending application in Macau, and one pending patent application in Taiwan, that relate to chiral diaryl macrocycles, diaryl macrocycles polymorph, the use thereof and combination therapy involving diaryl macrocyclic compounds. If issued, claims of these patent applications are projected to expire between 2036 and 2038. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.
Bemarituzumab
As of December 31, 2021, we exclusively licensed one issued patent in mainland China and three issued patents in Hong Kong. These issued patents are directed to certain anti-FGFR2 antibodies and are projected to expire in 2029. We have also exclusively licensed one issued patent and one pending patent application in mainland China, two issued patents in Taiwan, one issued patent in Macau, and one issued patent and two pending patent applications in Hong Kong, which are related to afucosylated anti-FGFR2IIIB antibodies and projected to expire in 2034. Additional licensed patents/applications include those related to combo therapy, method of use, or formulations, which are projected to expire between 2036 and 2039. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.
CLN-081
As of December 31, 2021, we exclusively licensed one issued patent in each of mainland China, Hong Kong, Macau, and Taiwan. These four patents are composition-of-matter patents, which are projected to expire in 2034. We have also exclusively licensed applications pending in mainland China, Hong Kong, and Taiwan related to inhibition of mutant EGFR. Patents issued from these applications are projected to expire between 2037, 2038, or 2039. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
Elzovantinib
As of December 31, 2021, we exclusively licensed one pending patent application in each of mainland China, Hong Kong, and Taiwan specifically covering the drug substance. These applications are directed to composition of matter and their uses. Any patents granted from these applications are projected to expire in 2038. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
Retifanlimab
As of December 31, 2021, we exclusively licensed patents and pending patent applications directed to the API of retifanlimab (INCMGA0012 (PD-1)) and uses of retifanlimab in mainland China, Hong Kong, and Taiwan. As of December 31, 2021, there are three pending patent applications in mainland China, one issued patent and two pending patent applications in Taiwan and two pending patent applications in Hong Kong. If these patent applications issue as patents, such patents are projected to expire in 2036 or 2039. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.

BLU-945
As of December 31, 2021, we exclusively licensed a patent portfolio related to
BLU-945.
The patents or applications (if issued as patents) are projected to expire 2040 or thereafter. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
BLU-701
As of December 31, 2021, we exclusively licensed a patent portfolio related to
BLU-701.
The patents or applications (if issued as patents) are projected to expire after 2040. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
Simurosertib
As of December 31, 2021, we have exclusively licensed a portfolio including seven families of issued patents or pending applications worldwide excluding Japan. These seven families are directed to composition of matter, polymorphs, uses, manufacturing process or formulations.
Composition-of-matter
patents have issued in a number of countries/regions including, for example, the United States, Greater China, Europe, South Korea, Canada, Israel, and Australia. The issued patents and any patents issued from the pending applications in the portfolio are projected to expire between 2031 and 2040.
ZL-1201
We have filed patent applications in mainland China, Europe, South Korea, Japan, Australia, Canada, Israel, Russia, and the United States that are directed to composition of matter and their use. These applications are currently pending and the claims in a U.S. application are allowed. Any patents issued from these applications are projected to expire in 2038. We own these patent applications.
ZL-1211
As of December 31, 2021
,
we have filed applications in fourteen countries, including the United States, China, Australia, Europe, Canada, South Korea, and Singapore, which are directed to anti-claudin antibodies and uses thereof. These patent applications, after maturing into patents, are projected to expire in 2039. We own these patent applications.
Tebotelimab
As of December 31, 2021, we exclusively licensed issued patents in mainland China, Hong Kong, and Taiwan related to antibody sequences and therapeutic uses of tebotelimab. These patents that we exclusively licensed are projected to expire in 2035. Additional licensed patents/applications include those related to lag-3 antibodies or PD-1 antibodies, which are projected to expire in 2036. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
Efgartigimod
As of December 31, 2021, we exclusively licensed one issued patent in mainland China, one issued patent in Macau, and one pending patent application in each of mainland China and Hong Kong. These patent and pending patent applications are directed to an isolated FcRn antagonist or uses thereof. They are projected to expire in 2034. We have also exclusively licensed three pending patent applications in mainland China, four pending patent applications in Hong Kong, and two pending patent application in Taiwan. These applications are directed to uses of FcRn antagonists or compositions. Any patents issued from these applications are projected to expire between 2036 and 2041. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.

ZL-1102
As of December 31, 2021, we have exclusively licensed one issued patent in each of the United States, Japan, and mainland China and one pending patent application in each of the United States, Europe, mainland China, and Japan. These patent and patent applications are directed to composition of matter with a patent term projected to expire in 2036. We have also exclusively licensed one issued patent in the United States and one pending application in each of the United States, mainland China, Japan, and Europe. These patent/applications are directed to formulations. Any patents issued from these applications are projected to expire in 2037.
Omadacycline
As of December 31, 2021, we exclusively licensed issued patents in mainland China, Hong Kong, Macau, and Taiwan directed to omadacycline’s crystalline forms. These patents are projected to expire in 2029. We have also exclusively licensed four pending patent applications in mainland China, three pending patent applications in Hong Kong and three pending patent applications in Taiwan, that relate to different methods of treatment related to omadacycline. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.
Durlobactam
As of December 31, 2021, we exclusively licensed one issued patent in mainland China, one issued patent in Japan and one corresponding issued in each of several additional jurisdictions in the territory covered by our agreement with Entasis, including Australia, New Zealand, Hong Kong, Singapore, Taiwan, and Korea. These issued patents are directed to certain beta-lactamase inhibitor compounds and are projected to expire in 2033. We have also exclusively licensed a second family of patent applications with patents issued in mainland China, Hong Kong, Japan, Taiwan, Singapore, and Australia. The patents/applications of the second family are projected to expire in 2035. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of the territory of the Entasis Agreement.
KarXT
As of December 31, 2021, we exclusively licensed an issued patent in Hong Kong directed to the use of KarXT, which is projected to expire in 2030. Additional licensed patents/applications are related to a composition which are projected to expire in 2039. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
Brivanib
As of December 31, 2021, we exclusively licensed two issued patents in mainland China and one issued patent in Hong Kong that relate to brivanib. They are composition-of-matter
patents that cover the brivanib compound and its analog and are projected to expire in 2023. Our exclusively licensed patents also include a patent in mainland China that covers a manufacturing process for the synthesis of brivanib’s API. This patent is projected to expire in 2027. In addition, one patent we exclusively licensed in mainland China that covers a crystal form of brivanib alaninate is projected to expire in 2026. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than mainland China, Hong Kong, and Macau.
ZL-2103
As of December 31, 2021, we have exclusively licensed one pending application in each of mainland China, the United States, Japan, Europe, Israel, South Korea, Australia, Canada, Russia, New Zealand, and Taiwan. These applications are directed to composition of matter and their uses. Any patent issued from these applications are projected to expire in 2039.

ZL-2201
As of December 31, 2021, we have licensed a world-wide patent portfolio related to
ZL-2201.
The patents or applications (if issued as patents) are projected to expire 2040 or thereafter.
Trade Secrets
In addition to patents, we rely upon unpatented trade secrets and know-how
and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how
can be difficult to protect. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our partners, collaborators, scientific advisors, employees, consultants and other third parties, and invention assignment agreements with our consultants and employees. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes or that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. If any of the partners, collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements or otherwise discloses our proprietary information, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. For more information regarding the risks related to our trade secrets, please see “Risk Factors—Risks Related to Intellectual
Property-If
we are unable to maintain the confidentiality of our trade secrets, our business and competitive position may be harmed.”
Trademarks and domain names
We conduct our business using trademarks with various forms of the “ZAI LAB” and “
再鼎医药
” brands, as well as domain names incorporating some or all of these trademarks.
RESEARCH AND DEVELOPMENT
We believe research and development is important to our future growth and our ability to remain competitive. We are dedicated to discovering or licensing and developing and commercializing proprietary therapeutics that address areas of large unmet medical need in the Greater China and global markets, including in the fields of oncology, infectious and autoimmune diseases, and neuroscience.
We have built an integrated product discovery and development platform that aims to bring both in-licensed
and internally discovered medicines to patients in Greater China and globally. We have assembled an in-house
research and development team with over 400 dedicated personnel who have extensive experience from discovery, translational medicine to late-stage development. Our in-house
research and development team had previously been directly involved in the discovery and development of several innovative product candidates. Our in-house
research and development team focuses on the development of innovative therapeutics for the treatment of oncology and autoimmune diseases. We believe our discovery efforts will enable us to achieve our long-term goal of generating a sustainable, internally discovered product pipeline of new product candidates for patients around the world. This effort has resulted in the identification of a number of proprietary candidates against targets in our focus areas that include immuno-oncology, DNA damage response/repair and oncogenic signaling that we are moving into pre-clinical
development. The Company has a leadership team with extensive pharmaceutical research, development and commercialization track records in both global and Chinese biopharmaceutical companies. We believe this team and our in-house
discovery and development capabilities will enable us to achieve our long-term goal of commercializing our internally discovered innovative medicine for patients worldwide. In addition, we collaborate with external research partners, such as leading CROs, academic institutions and commercial partners. We contract with these parties for execution of our pre-clinical
and clinical trials. For details, see “Suppliers.”
For the years ended December 31, 2020 and 2021, our research and development expenses were US$222.7 million and US$573.3 million, respectively. Our expenditures incurred on research and development activities include the following: (i) expenses incurred for payments to CROs, investigators and clinical trial sites that conduct our clinical studies; (ii) employee compensation related expenses, including salaries, benefits and equity compensation expense; (iii) expenses for licensors; (iv) the cost of acquiring, developing, and manufacturing clinical study materials; (v) facilities, depreciation, and other expenses, which include office leases and other overhead expenses; (vi) costs associated with pre-clinical
activities and regulatory operations; and (vii) expenses associated with the construction and maintenance of our manufacturing facilities.
GOVERNMENT REGULATION
Government Regulation of Pharmaceutical Product Development and Approval
Chinese regulation of pharmaceutical product development and approval
Since mainland China’s entry into the World Trade Organization in 2001, the Chinese government has made significant efforts to standardize regulations, develop its pharmaceutical regulatory system and strengthen intellectual property protection.
In October 2017, the drug regulatory system entered a new and significant period of reform. The General Office of the State Council and the General Office of the Communist Party of China Central Committee jointly issued the Opinion on Deepening the Reform of the Regulatory Approval System to Encourage Innovation in Drugs and Medical Devices, or the Innovation Opinion, which is a mandatory plan to further reform the review and approval system and to encourage the innovation of drugs and medical devices. Under the Innovation Opinion and other recent reforms, the expedited programs and other advantages encourage drug manufacturers to seek marketing approval in mainland China first and to develop drugs in high priority disease areas, such as oncology or rare disease.
To implement the regulatory reform introduced by the Innovation Opinion, the Standing Committee of the National People’s Congress, or the SCNPC, and the NMPA have recently revised the fundamental laws, regulations and rules governing pharmaceutical products and the pharmaceutical industry, including the amendment of the framework law known as the Drug Administration Law of the People’s Republic of China, or the Drug Administration Law, which became effective on December 1, 2019. The SAMR, has promulgated two key implementing regulations for the Drug Administration Law: (i) the amended Administrative Measures for Drug Registration and (ii) the amended Measures on the Supervision and Administration of the Manufacture of Drugs. Both regulations took effect on July 1, 2020.
Regulatory authorities
In mainland China, the NMPA is the authority under the SAMR that monitors and supervises the administration of pharmaceutical products, medical appliances and equipment, and cosmetics. The NMPA was established in March 2018 as part of the institutional reform of the State Council. Predecessors of the NMPA include the former China Food and Drug Administration, or the CFDA, established in March 2013, the State Food and Drug Administration, or the SFDA, established in March 2003, and the State Drug Administration, established in August 1998. The primary responsibilities of the NMPA include:

•	monitoring and supervising the administration of pharmaceutical products, medical devices and equipment as well as cosmetics in mainland China;

•	formulating administrative rules and policies concerning the supervision and administration of the pharmaceutical, medical device and cosmetics industry;

•	evaluating, registering and approving chemical drugs, biological products and traditional Chinese medicine, or the TCM;

•	approving and issuing permits for the manufacture and export/import of pharmaceutical products; and

•	examining and evaluating the safety of pharmaceutical products, medical devices and cosmetics and handling significant accidents involving these products.
According to the Decision of the CFDA on Adjusting the Approval Procedures under the Administrative Approval Items for Certain Drugs published in March 2017, which became effective in May 2017, approvals of clinical trial applications should be issued by the CDE in the name of the CFDA.
China’s National Health and Family Planning Commission, or the NHFPC, was rebranded as the National Health Commission, or NHC in March 2018. The NHC is an authority at the ministerial level under the State Council and is primarily responsible for national public health. The NHC combines the responsibilities of the former NHFPC, the Leading Group Overseeing Medical and Healthcare Reform under the State Council, the China National Working Commission on Aging, partial responsibilities of the Ministry of Industry and Information Technology in relation to tobacco control, and partial responsibilities from the former State Administration of Work Safety in relation to occupational safety. The predecessor of NHFPC is the Ministry of Health, or the MOH. Following the establishment of the former SFDA in 2003, the MOH was put in charge of the overall administration of the national health in mainland China, excluding the pharmaceutical industry. The NHC performs a variety of tasks in relation to the health industry such as establishing and overseeing the operation of medical institutions, some of which also serve as clinical trial sites, regulating the licensure of hospitals, and producing professional codes of ethics for public medical personnel. The NHC plays a significant role in drug reimbursement.
Drug Administration Law
The Drug Administration Law as promulgated by the SCNPC in 1984, and the Implementing Measures of the Drug Administration Law as promulgated by the State Council in August 2002, established the legal framework for the administration of pharmaceutical products, including the development and manufacturing of new drugs and the medicinal preparations by medical institutions. The Drug Administration Law also regulates the distribution, packaging, labels and advertisements of pharmaceutical products in mainland China.
Certain amendments to the Drug Administration Law took effect on December 1, 2001, and subsequent amendments were made on December 28, 2013, April 24, 2015, and August 26, 2019. These amendments were formulated to strengthen the supervision and administration of pharmaceutical products and to ensure the quality and safety of pharmaceutical products. The current Drug Administration Law applies to entities and individuals engaged in the development, production, distribution, application, supervision and administration of pharmaceutical products. The Drug Administration Law regulates and prescribes a framework for the administration of the law to pharmaceutical manufacturers, pharmaceutical distribution companies, and medicinal preparations of medical institutions and the development, research, manufacturing, distribution, packaging, pricing and advertisements of pharmaceutical products.
According to the Drug Administration Law, no pharmaceutical products may be produced in mainland China without a Pharmaceutical Manufacturing Permit. A local manufacturer of pharmaceutical products must obtain a Pharmaceutical Manufacturing Permit from one of the provincial administrations of medical products in order to commence production of pharmaceuticals. Prior to granting such license, the relevant government authority will inspect the manufacturer’s production facilities and decide whether the sanitary conditions, quality assurance system, management structure and equipment within the facilities have met the required standards.

In August 2019, the SCNPC promulgated the latest Drug Administration Law, or the 2019 Amendment, which became effective in December 2019. The 2019 Amendment brought a series of changes to the drug supervision and administration system, including (i) the formalization of the drug marketing authorization holder system, or the MAH system; (ii) expedited approval pathway; and (iii) the cancelation of relevant certification in relation to Good Manufacturing Practice and Good Supply Practice. The 2019 Amendment requires the marketing authorization holder to assume responsibilities for the entire product life cycle, including non-clinical
studies, clinical trials, manufacturing, marketing, post-marketing studies, monitoring, reporting and handling of adverse reactions of the drug. The 2019 Amendment also stipulates that the state supports the innovation of drugs with clinical value, encourages the development of drugs with new therapeutic mechanisms and multi-targeted, systematic adjustment and intervention of physiological function, and promotes the technological advancement of drugs.
The Implementing Measures of the Drug Administration Law promulgated by the State Council on August 4, 2002 were amended on February 6, 2016 and March 2, 2019, and serve to provide detailed implementation regulations for the Drug Administration Law. As of the date of this Annual Report on Form
10-K,
the Implementing Measures of the Drug Administration Law have not been further amended to reflect the changes in the 2019 Amendment.
Administrative Measures for Drug Registration
In July 2007, the former SFDA released the Administrative Measures for Drug Registration which took effect on October 1, 2007, or the 2007 Drug Registration Regulation. The 2007 Drug Registration Regulation covers (i) definitions of drug marketing authorization applications and regulatory responsibilities of the former SFDA; (ii) general requirements for drug marketing authorization; (iii) drug clinical trials; (iv) application, examination and approval of drugs (such as new drugs, generic drugs, imported drugs and OTC drugs); (v) supplemental applications and marketing authorization renewals of drugs;
(vi) re-registration
of drugs; (vii) inspections; (viii) marketing authorization standards and specifications; (ix) time limits;
(x) re-examination;
and (xi) liabilities and other supplementary provisions.
In January 2020, the SAMR released the amended Administrative Measures for Drug Registration, which took effect in July 2020, or the 2020 Drug Registration Regulation. Compared to the 2007 Drug Registration Regulation, the 2020 Drug Registration Regulation provides detailed procedural and substantive requirements for the key regulatory concepts established by the 2019 Amendment and confirms a number of reform actions that have been taken in the past years, including but not limited to: (i) fully implementing the MAH system and implied approval for the commencement of clinical trials; (ii) implementing associated review of drugs, excipients and packaging materials; and (iii) introducing four expedited approval pathways, namely the breakthrough designation, conditional approvals, prioritized reviews and special reviews and approvals.
Collecting and Using Patients’ Human Genetic Resources and Derived Data
In June 1998, the Ministry of Science and Technology, or MOST, and the former MOH jointly established the Interim Measures for the Administration of Human Genetic Resources in China. In July 2015, the MOST issued the Service Guide for the Examination and Approval of Sampling, Collecting, Trading, Exporting Human Genetic Resources, which provides that foreign entities that collect and use patients’ human genetic resources in clinical trials shall be required to file for an advance approval with the Human Genetic Resources Administration Office of China, or the HGRAC, through its online system.
In October 2017, the MOST issued the Circular on Optimizing the Administrative Examination and Approval of Human Genetic Resources, which simplified the approval process for collecting and using human genetic resources for the purpose of seeking marketing authorization of drugs in mainland China.
In May 2019, the State Council of the People’s Republic of China issued the Regulation on the Administration of Human Genetic Resources, or the HGR Regulation, which stipulates the approval requirements pertinent to research collaborations between Chinese and foreign-owned entities. Pursuant to this new rule, a new filing system (as opposed to the advance approval approach originally in place) is put in place for international clinical trials using Chinese patients’ biospecimens at clinical study sites without involving the export of such biospecimens outside of mainland China. A notification filing that specifies the type, quantity and usage of the biospecimens, among others, with the HGRAC is required before conducting such clinical trials. The collection, use, and outbound transfer of Chinese patients’ biospecimens in international collaboration for basic scientific research involving export of such biospecimens are still subject to the advance approval of the HGRAC.
In October 2020, the SCNPC promulgated the Biosecurity Law of the People’s Republic of China, or the Biosecurity Law, which became effective on April 15, 2021. The Biosecurity Law reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative fines significantly in cases in which foreign entities are alleged to have collected, preserved or exported Chinese human genetic resources.
Regulations on the Clinical Trials and Marketing Authorization of Drugs
Four Phases of Clinical Trials
According to the 2020 Drug Registration Regulation, a clinical development program consists of Phases I, II, III and IV clinical trials as well as bioequivalence trials. Based on the characteristics of study drugs and research objectives, the four phases of studies respectively focus on clinical pharmacology, exploratory, confirmatory and post-approval assessment of efficacy and safety.
Approval Authority and Process for Clinical Trial Applications
According to the 2019 Amendment and the 2020 Drug Registration Regulation, clinical studies on investigational drugs must be approved by the CDE before its commencement.
Upon the completion of the pharmaceutical, pharmacological and toxicological research of the drug clinical trial, the applicant may submit relevant research materials to the CDE for the CTA, to conduct a drug clinical trial. The CDE will organize pharmaceutical, medical and other reviewers to review the application and to decide whether to approve the drug clinical trial within 60 business days of accepting the application. Once the decision is made, the applicant can locate such decision on the CDE’s website. If no notice of decision is issued within the aforementioned time limit, the application of clinical trial shall be deemed as approval. The 2020 Drug Registration Regulation further requires that the applicant shall, prior to conducting a drug clinical trial, register the information of the drug clinical trial protocol, etc. on the Drug Clinical Trial Information Platform. During the drug clinical trials, the applicant shall update registration information continuously and, upon completion, register information about the outcome of the drug clinical trial. The applicant shall be responsible for the authenticity of the drug clinical trial information published on the platform. Pursuant to the Notice on the Drug Clinical Trial Information Platform promulgated by former SFDA in September 2013, the applicant shall complete the trial pre-registration
within one month after obtaining the approval of the CTA in order to obtain the trial’s unique registration number and complete registration of certain follow-up
information and first-time submission for disclosure of the drug clinical trial information on the platform before the first subject’s enrollment in the trial. If the first-time submission for disclosure is not completed within one year after the approval of the CTA, the applicant shall submit an explanation, and if the first-time submission for disclosure is not completed within three years, the approval of the CTA shall automatically expire.
Qualification of Clinical Trial Institutions and Compliance with GCP
According to the Innovation Opinion, certification of clinical trial institutions by the former CFDA and the former NHFPC was no longer required. Instead, a clinical trial institution can be engaged by a drug marketing authorization applicant (i.e., a sponsor) to conduct a drug clinical study after it has been duly registered with the online platform designated by the NMPA. On November 29, 2019, pursuant to the 2019 Amendment, the NMPA and the NHC jointly released the Rules for Administration of the Drug Clinical Trial Institutions, which became effective on December 1, 2019. The rules specify requirements for clinical trial institutions and recordal procedures. Pursuant to the rules, a clinical trial institution should comply with the requirements of the Good Practices for Drug Clinical Trials, or GCP, and be capable of undertaking drug clinical trials. It should also evaluate, or engage a third party to evaluate, its clinical trial proficiency, facilities and expertise before the recordation. According to the Implementing Measures of the Drug Administration Law, a drug marketing authorization applicant should only engage a clinical trial institution that complies with relevant regulations to carry out a drug clinical trial.
The conduct of clinical trials must adhere to the GCP and the protocols approved by the ethics committee. Since 2015, the former CFDA has strengthened the enforcement against widespread data integrity issues associated with clinical trials in mainland China. To ensure authenticity and reliability of the clinical data, the former CFDA mandated drug marketing authorization applicants to conduct self-inspection and verification of their clinical trial data. Based on the submitted self-inspection results, the former CFDA also regularly launched onsite clinical trial audits over selected applications and rejected those found with data forgery. The GCP audit has been ongoing and has been able to curb the number of unreliable marketing authorization applications.
In April 2020, the NMPA and the NHC released the Amended GCP that took effect on July 1, 2020. The Amended GCP provides comprehensive and substantive requirements on the design and conduct of clinical trials in mainland China. In particular, the Amended GCP enhances the protection for study subjects and tightens the control over bio-samples
collected under clinical trials.
International Multi-Center Clinical Trials Regulations
On January 30, 2015, the former CFDA promulgated the Tentative Guidelines for International Multi-Center Clinical Trial, or the Multi-Center Clinical Trial Guidelines, which took effect on March 1, 2015. The Multi-Center Clinical Trial Guidelines aimed to provide guidance for the regulation of application, implementation and administration of International Multi-Center Clinical Trials in China, or the IMCCT. IMCCT applicants may simultaneously perform clinical trials in different centers using the same clinical trial protocol. Where the marketing authorization applicant plans to make use of the data derived from the IMCCTs, such IMCCTs shall satisfy, in addition to the requirements set forth in the Drug Administration Law and its implementation regulations, the Administrative Measures for Drug Registration, the GCP and relevant laws and regulations, the following requirements:

•
The applicant shall first conduct an overall evaluation on the global clinical trial data and further make trend analysis of the Asian and Chinese clinical trial data. In the analysis of Chinese clinical trial data, the applicant shall consider the representativeness of the research subjects, i.e., the participating patients;

•
The applicant shall analyze whether the amount of Chinese research subjects is sufficient to assess and adjudicate the safety and effectiveness of the study drug, and satisfy the statistical and relevant legal requirements; and

•	The onshore and offshore IMCCT research centers shall be subject to on-site inspections by the Chinese regulatory authorities.
IMCCTs shall follow the Good Clinical Trial Practice of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use
(ICH-GCP)
principles and ethics requirements. Marketing authorization applicants shall ensure the truthfulness, reliability and trustworthiness of clinical trials results. The investigators shall have the qualification and capability to perform relevant clinical trials. The ethics committee shall continuously supervise the trials and protect the subjects’ interests, benefits and safety. Before the commencement of the IMCCT, applicants shall obtain clinical trial approvals or complete filings pursuant to requirements under the local regulations where clinical trials are conducted, and applicants shall register and disclose the information of all major investigators and study sites on the NMPA’s drug clinical trial information platform.
Data derived from IMCCTs can be used for the marketing authorization applications with the NMPA. When using international multi-center clinical trial data to support marketing authorization applications in mainland China, applicants shall submit the completed global clinical trial report, statistical analysis report and database, along with relevant supporting data in accordance with
ICH-CTD
(International Conference on Harmonization-Common Technical Document) content and format requirements. Also, subgroup research results summary and comparative analysis shall be conducted concurrently.
In October 2017, the former CFDA released the Decision on Adjusting Items concerning the Administration of Imported Drug Registration to reform the regulatory framework for IMCCT in China, which includes the following key points:

•
The IMCCT drug does not need to be approved or entered into either a Phase II or III clinical trial in a foreign country, except for preventive biological products. Phase I IMCCT is permissible in mainland China.

•	The application for drug marketing authorization can be submitted directly after the completion of the IMCCT.

•
With respect to clinical trial and market authorization applications for imported innovative chemical drugs and therapeutic biological products, the marketing authorization in the country or region where the foreign drug manufacturer is located will not be required.

Clinical Trial Waivers and Acceptance of Foreign Clinical Trial Data
On July 6, 2018, the NMPA issued the Technical Guidance for Accepting Foreign Clinical Trial Data, or the Foreign Clinical Trial Data Guidance, as one of the implementing rules for the Innovation Opinion. According to the Foreign Clinical Trial Data Guidance, sponsors may use the data of foreign clinical trials to support drug marketing authorization in mainland China, provided that sponsors must ensure the authenticity, completeness, accuracy and traceability requirements, and that such data must be obtained in consistency with the relevant requirements under the
ICH-GCP.
Clinical trial sponsors must be attentive to potentially meaningful ethnic differences in the subject population.
The NMPA now officially permits, and its predecessor agencies have permitted on a case-by-case
basis in the past, drugs approved outside of mainland China to be approved in mainland China on a conditional basis without pre-approval
clinical trials being conducted in mainland China. Specifically, in 2018, the NMPA and the NHC issued the Procedures for the Review and Approval of Urgently Needed Foreign New Drugs. The procedures are intended to accelerate approvals for drugs that have been approved within the last ten years in the United States, the European Union, or Japan and that treat orphan diseases or prevent or treat serious life-threatening illnesses for which there is either no effective therapy in mainland China or for which the foreign-approved drug would have clear clinical advantages. Applicants will be required to establish a risk mitigation plan and may be required to complete post-approval trials in mainland China.
Marketing Authorization Holder System
Under the authorization of the SCNPC in November 2015, the State Council issued the Pilot Plan for the Drug Marketing Authorization Holder Mechanism on May 26, 2016, which provides a detailed pilot plan for the MAH system for drugs in 10 provinces in mainland China. Under the MAH system, domestic drug research and development institutions and individuals in the piloted regions are eligible to be holders of drug marketing authorizations without having to become drug manufacturers. The Pilot Plan was originally set for a
3-year
period by the SCNPC and would end in November 2018. Effective as of November 5, 2018, the SCNPC decided to extend the pilot program for another year.

The latest Drug Administration Law purports to roll out the MAH system nationwide. Companies and research and development institutions can be drug marketing authorization holders. The drug marketing authorization holder should be responsible for their products throughout the life cycle, including nonclinical studies, clinical trials, production and distribution, post-market studies, and the monitoring, reporting, and handling of adverse reactions in connection with pharmaceuticals in accordance with the 2019 Amendment. The marketing authorization holders may engage contract manufacturers for manufacturing, provided that (i) pursuant to the Measures on the Supervision and Administration of the Manufacture of Drugs, the marketing authorization holder must meet the specified requirements and obtain the Pharmaceutical Manufacturing Permit for MAH holder; and (ii) each of the contract manufacturers has obtained and maintained a valid Pharmaceutical Manufacturing Permit for the specific type of drugs. The marketing authorization holders can also engage pharmaceutical distribution enterprises with a valid Pharmaceutical Distribution Permit for the distribution activities. Upon receiving the marketing authorizations from the NMPA, a drug marketing authorization holder may transfer its drug marketing authorization to a company that has the capability of quality management, risk prevention and control, and liability compensation to ensure the safety, effectiveness and quality of the drug, and to fulfill the obligations of the drug marketing authorization holder.
Drug Marketing Authorization
According to the 2020 Drug Registration Regulation, the applicant may submit an application for drug marketing authorization to CDE upon completion of relevant research on pharmacy, pharmacology, toxicology and drug clinical trials, determination of the quality standards of the drug, validation of commercial-scale production processes and preparation for acceptance of verification and inspection conducted by the Center for Food and Drug Inspection, or CFDI. The NMPA then determines whether to approve the application according to the comprehensive technical review by the CDE. We must obtain approval of drug marketing authorizations before our drugs can be manufactured and sold in the mainland China market.
Drug Registration Classification
According to the 2020 Drug Registration Regulation, drug marketing authorization applications are divided into three different types, namely traditional Chinese medicine, chemical drugs and biological products. Drugs falling into one of three general types are further divided by their characteristic, level of innovation and status of review and administration according to auxiliary regulatory documents to the 2020 Drug Registration Regulation.
In March 2016, the former CFDA issued the Reform Plan for Registration Classification of Chemical Medicine, or the Reform Plan, which outlined the reclassifications of drug marketing authorization applications under the 2007 Drug Registration Regulation. Under the Reform Plan, Category 1 drugs refer to innovative chemical drugs that have not been marketed anywhere in the world. Improved new chemical drugs that are not marketed anywhere in the world fall into Category 2. Generic drugs that have equivalent quality and efficacy to the originator’s drugs that have been marketed abroad but not yet in mainland China fall into Category 3. Generic drugs that have equivalent quality and efficacy to the originator’s drugs and have been marketed in mainland China fall into Category 4. Category 5 drugs are chemical drugs which have already been marketed abroad but are not yet approved in mainland China.
As a support policy and implementing rule of the 2020 Drug Registration Regulation, the NMPA issued the Chemical Drug Registration Classification and Application Data Requirements in June 2020, effective in July 2020, which reaffirmed the principles of the classification of chemical drugs set forth by the Reform Plan and made minor adjustments to the subclasses of Category 5. According to such rule, Category 5.1 are originator drugs and improved drugs with clear clinical advantages while Category 5.2 are generic drugs, all of which shall have been already marketed abroad but not yet approved in mainland China.
Priority review and accelerated review and approval channels
The NMPA and its predecessors have issued a series of regulatory documents aiming to simplify or accelerate the review and approval process for innovative new drugs or drugs in great clinical demand.

According to the Special Examination and Approval of Registration of New Drugs promulgated by the former SFDA on January 7, 2009, the former SFDA conducts special examination and approval for new drug marketing authorization applications when:

•
the effective constituent of drug extracted from plants, animals, minerals, etc. as well as the preparations thereof have never been marketed in mainland China, and the material medicines and the preparations thereof are newly discovered;

•	the chemical raw material medicines as well as the preparations thereof and the biological product have not been approved for marketing home and abroad;

•	the new drugs are for treating AIDS, malignant tumors and rare diseases, etc., and have obvious advantages in clinical treatment; or

•	the new drugs are for treating diseases with no effective methods of treatment.
The Special Examination and Approval of Registration of New Drugs provide that the applicant may file for special examination and approval at the CTA stage if the drug candidate falls within items (1) or (2). The provisions provide that for drug candidates that fall within items (3) or (4), the application for special examination and approval cannot be made until the marketing authorization application stage.
The Circular Concerning Several Policies on Drug Registration Review and Approval issued by the former CFDA on November 11, 2015 further provides the following policies, potentially simplifying and accelerating the approval process of clinical trials: (x) a single approval for all phases of clinical trials for a new drug, replacing the phase-by-phase
application and approval procedure; and (y) a fast-track approval pathway for the following applications: (1) marketing authorization of innovative new drugs treating AIDS, malignant tumors, serious infectious diseases and rare diseases; (2) marketing authorization of pediatric drugs; (3) marketing authorization of drugs treating specific or prevalent diseases in elders; (4) marketing authorization of drugs listed in national major science and technology projects or national key research and development plans; (5) marketing authorization of drugs using advanced technology, using innovative treatment methods, or having distinctive clinical benefits that are urgently needed clinically; (6) marketing authorization of foreign innovative drugs to be manufactured locally in mainland China; (7) concurrent applications for CTA which are already approved in the United States or the European Union or concurrent drug marketing authorization applications for drugs which have applied to the United States or European Union regulatory authorities and are manufactured in mainland China using the same production line that passed the onsite inspections by the United States or the European Union regulatory authorities; and (8) CTA for drugs with urgent clinical need and patent expiry within three years, and marketing authorization applications for drugs with urgent clinical need and patent expiry within one year.
The Opinions on Encouraging Priority Review and Approval for Drug Innovations promulgated by the former CFDA on December 21, 2017 provide that a fast-track CTA or marketing authorization pathway will be available to both innovative drugs with distinctive clinical benefits, which have not been sold within or outside mainland China, and drugs using advanced technology, innovative treatment methods or having distinctive treatment advantages.
The 2020 Drug Registration Regulation has incorporated the previous reform with respect to the accelerated review and approval process for clinical trials and drug marketing authorizations. The 2020 Drug Registration Regulation and the auxiliary regulatory documents currently provide four procedures for fast-track review and approvals of drugs. The NMPA would prioritize the allocation of resources for communication, guidance, review, inspection, examination and approval of applications that are qualified for the application of the four procedures. The four procedures are (1) the review and approval procedures for break-through therapeutic drugs; (2) the review and approval procedures for drug conditional approval application; (3) the priority review procedures for drug marketing authorization approval; and (4) drug special review and approval procedures in case of public health emergency.

Review and approval procedures for break-through therapeutic drugs
In principle, during the drug clinical trials, an applicant may submit the application to the CDE for its drug to be designated as a break-through therapeutic drug if the following general conditions are met:

•	The drug candidate must be an innovative new drug or improved new drug;

•	The drug candidate must be used for the prevention and treatment of life-threatening illnesses or illnesses which have a serious impact on the quality of life; and

•	There is no other effective prevention or treatment method, or there is adequate evidence proving that the drug candidate has obvious clinical advantages over existing treatment methods.
Review and approval procedures for drug conditional approval application
At the clinical trial stage, an applicant may submit the application to the CDE for its drug to be qualified for conditional approval if the following general conditions are met:

•
The drug candidate is for treatment of life-threatening illnesses with no effective treatment method or in dire need in case of a public health emergency; and clinical trial data on drug efficacy is available and the clinical value of the drug candidate can be predicated based on such data; or

•
For vaccines urgently needed in major public health crisis or other vaccines that are deemed by the NHC to be urgently needed, they may receive conditional approvals if their assessed benefits outweigh the risks.

Priority review procedures for drug marketing authorization approval
Upon the submission of the marketing authorization application for a drug candidate that has obvious clinical value, an applicant may request that the marketing authorization application be qualified for priority review. Drugs that are qualified for priority review include:

•	Drugs that are in short supply and urgently needed clinically, or innovative new drugs or improved new drugs for the prevention and treatment of major contagious diseases or rare diseases;

•	Drugs for pediatric use with new product specification, dosage form and strength that comply with pediatric physiological characteristics;

•	Vaccines and innovative vaccines urgently needed for the prevention and control of diseases;

•	Drugs that received break-through therapeutic drug designation;

•	Drugs that are qualified for conditional approval; and

•	Others qualified for priority review as stipulated by the NMPA.
Drug special review and approval procedures in case of public health emergency
At the time of a threat or occurrence of public health emergency, the NMPA may, in accordance with law, decide to implement special examination and approval for an urgently needed drug required for the prevention and treatment during the public health emergency. Drugs included in the special examination and approval procedures may, based on special needs of disease prevention and control, be restricted for use within a certain period and scope.
Administrative protection for new drugs
Under the 2007 Drug Registration Regulation, the Implementing Measures of the Drug Administration Law (effective as of March 2, 2019) and the Reform Plan, the NMPA may provide for an administrative monitoring period of not more than five years for Category 1 new drugs for the purpose of protecting public health. The new drug monitoring period commences from the date of approval, and the NMPA will continually monitor the safety of those new drugs. However, the 2020 Drug Registration Regulation omits the provisions relating to the administrative exclusivity created by the new drug monitoring period. The NMPA has not issued any written guidance regarding whether it will grant administrative exclusivity during the new drug monitoring period to new drugs approved after the 2020 Drug Registration Regulation took effect.
In July 2021, the NMPA and the China National Intellectual Property Administration, or the CNIPA, jointly published the Measures for Implementing an Early-Stage Resolution Mechanism for Pharmaceutical Patent Disputes (Tentative), or the Measures on Patent Linkage. The Measures on Patent Linkage provide an operating mechanism for the NMPA and CNIPA to link generic drug applications to pharmaceutical patent protection, also known as Patent Linkage. The most recent amendment to the Patent Law of the People’s Republic of China, or the China Patent Law, which was promulgated by the SCNPC in October 2020 and became effective in June 2021, describes the general principles of Patent Linkage, but lacks operational details. The Measures on Patent Linkage are intended to answer these operational questions.
The Measures on Patent Linkage describe a framework for a patentee to defend their patent exclusivity. Upon discovery of generic applications and certifications, if the patentee or the interested person disagrees, the patentee or the interested person will need to file a claim with the court or the CNIPA within 45 days after the CDE’s publication and must submit a copy of the case acceptance notification to the CDE within 15 working days after the case acceptance date. Otherwise, the NMPA can proceed with the technical review and approval. Moreover, for chemical drugs, the NMPA’s approval stay is only nine months, and the technical review does not need to stay in this nine-month period. If the patentee or the interested person cannot secure a favorable court judgment or a decision from the CNIPA within the nine-month period, the NMPA can grant marketing authorization to the generic applicant after the nine-month period expires. In mainland China no NMPA approval stay is available to biosimilar applications. The NMPA can proceed with the technical review and marketing authorization upon receiving biosimilar applications. To delay the entry of biosimilars, the originator/patentee will need to file an infringement claim with the court or CNIPA within 45 days after the CDE’s publication of the biosimilar application, and secure a favorable decision before the NMPA’s issuance of the marketing authorization. The NMPA will then convert the marketing authorizations into a conditional approval effective after the relevant patents expire.
The Measures on Patent Linkage further provides the conditions and procedures for the certification of non-infringement
for generic companies and the marketing exclusivity period that may be granted to the first generic company receiving marketing authorization approval.
Data Privacy and Data Protection
The Chinese government continues to strengthen its regulation of network security, data protection, data privacy, and personal information (including personal health information). For example, the China Civil Code, which was promulgated by the National People’s Congress of the People’s Republic of China in May 2020 and became effective in January 2021, provides that the personal information of a natural person shall be protected by the law. Any organization or individual that needs to obtain personal information of others shall obtain such information legally and ensure the safety of such information, and shall not illegally collect, use, process or transmit personal information of others, or illegally purchase or sell, provide or make public personal information of others.
In November 2016, the SCNPC promulgated the Cyber Security Law, which became effective in June 2017. The Cyber Security Law requires network operators to perform certain functions related to cybersecurity protection and strengthen their network information management and comply with certain requirements when collecting and using personal information. For instance, under the Cyber Security Law, network operators of critical information infrastructure generally are required to store personal information and important data collected and produced during their operations in mainland China within the territory of mainland China. In addition, under the Cyber Security Law, when collecting and using personal information, network operators are required to abide by principles of lawfulness, justifiableness and necessity. Network operators that collect and use personal information are required to announce the rules for such collection and use, expressly disclose the purpose, methods and scope of such collection and use, and obtain the consent of the persons whose personal information are to be collected. Network operators are prohibited from collecting personal information that are unrelated to the services they provide, and from collecting or using personal information in violation of applicable laws and regulations and their agreements regarding their collection and use of such personal information. Network operators are also required to process the personal information they store in accordance with the provisions of laws and administrative regulations and their agreements reached with relevant persons. Network operators are prohibited from disclosing, tampering with or destroying personal information that they collect, and may not disclose personal information to others without the prior consent of the person whose personal information has been collected, unless such personal information has been anonymized by processing it in a manner that prevents the related persons from being identified and any information that can be used to re-identify
the related persons from being restored. Under the Cyber Security Law, an individual has the right to require a network operator to delete his or her personal information if he or she finds that the collection and use of such information by such network operator violates applicable laws, administrative regulations or his or her agreement with such network operator, and to require a network operator to correct errors in his or her personal information collected and stored by such network operator. Also, under the Cyber Security Law, any individual or organization is prohibited from acquiring personal information by stealing it or through other illegal ways, and from illegally selling or providing personal information to others.
In July 2018, the National Health Commission promulgated the Measures on Health and Medical Big Data, which sets out guidelines and principles for standards management, security management and services management for the health and medical big data sector. Under the Measures, health and medical big data is defined as health and medical related data created in the course of preventing and treating illness and managing the health of individuals. The Measures require that all health and medical big data be stored in secure servers located in mainland China, and that relevant cross-border data transfer laws and regulations be followed and a security assessment be conducted when it is necessary to transfer such data outside of mainland China.
In June 2021, the SCNPC promulgated the Data Security Law, which became effective on September 1, 2021. The Data Security Law establishes a tiered system for data protection in terms of the data’s importance, and requires that data identified as important data, which will be identified by governmental authorities through the use of catalogs, be treated with a higher level of protection. Specifically, the Data Security Law requires any processors of important data to appoint a data security officer and a management department to take charge of data security. In addition, any processors of important data are required to periodically evaluate the risk of its data processing activities and file risk assessment reports with relevant regulatory authorities. The Data Security Law, in addition to reiterating the Cyber Security Law requirements for cross-border transfers of important data collected and produced during operations within the territory of mainland China of critical information infrastructure operators, also references additional requirements that are yet-to-be
formulated regulating the cross-border transfer of important data by all processors. Additionally, the Data Security Law prohibits any organization or individual located within the territory of mainland China from providing to a foreign judicial or law enforcement authority any data stored within the territory of mainland China without the approval of relevant regulatory authorities. Since the Data Security Law is relatively new, uncertainties still exist in relation to its interpretation and implementation.
On July 10, 2021, the Cyberspace Administration of China, or the CAC, published a draft revision to the existing Cybersecurity Review Measures for public comment, or the Revised Draft CAC Measures, and together with 12 other Chinese regulatory authorities, released the final version of the Revised Draft CAC Measures, or the Revised CAC Measures, on January 4, 2022, which came into effect on February 15, 2022. Pursuant to the Revised CAC Measures, critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review.
On August 20, 2021, the National People’s Congress promulgated the PIPL, which became effective on November 1, 2021. The PIPL is an omnibus regulation that provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information of individuals located within the territory of mainland China and the processing of personal information of individuals located in mainland China conducted outside of mainland China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, individuals located in mainland China. Under the PIPL, the processing of personal information is not permitted unless a legal basis exists. The legal bases for processing personal information under the PIPL include (i) where the consent of the relevant individual is obtained, (ii) where it is necessary to conclude or perform a contract to which the relevant individual is a party or for implementing human resources management in accordance with labor rules and regulations that are formulated in accordance with the law or collective contracts concluded in accordance with the law, (iii) where it is necessary to perform legal duties or obligations, (iv) where it is necessary to respond to a public health emergency or to protect the life and health of persons or their property, (v) where it is for news reporting and supervision of public opinion carried out for the public interest, and the processing is reasonable in scope, (vi) where it is necessary to process the personal information disclosed by the relevant individual or otherwise legally disclosed, and the processing is reasonable in scope, and (vii) under other circumstances prescribed by laws and regulations. The PIPL clarifies and prescribes new notice and consent requirements for personal information processors, including the requirement to obtain separate consent in five circumstances: (i) when disclosing personal information to another personal information processor, (ii) when processing sensitive personal information, (iii) when transferring personal information outside the territory of mainland China, (iv) when publicly disclosing the personal information of an individual, and (v) when using an individual’s personal image or identification information collected by image capture or personal identification equipment installed in public places for purposes other than maintaining public security. The PIPL also provides that critical information infrastructure operators and “personal information processors who process personal information meeting a volume threshold to be set by Chinese cyberspace regulators are also required to store in mainland China personal information generated or collected in mainland China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. The PIPL enumerates a number of data subject rights, including the right of notice, access, correction, deletion, and portability. Additionally, the PIPL prohibits any personal information processor from providing to a foreign judicial or law enforcement authority any data stored within the territory of mainland China without the approval of relevant regulatory authorities. Lastly, the PIPL provides for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and violators may also be ordered to suspend any related activity by competent authorities.
On November 14, 2021, the CAC further published the Regulations on Network Data Security Management (Draft for Comment), or the Draft Management Regulations, under which data processors refer to individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion. The Draft Management Regulations reiterate that data processors shall be subject to cybersecurity review if they process personal information of more than one million persons and aiming to list on foreign stock markets, or the data processing activities influence or may influence national security. The Draft Management Regulations also request data processors seeking to list on foreign stock markets to annually assess their data security by themselves or through data security service organizations and submit the assessment reports to relevant competent authorities. As the Draft Management Regulations was released only for public comment, the final version and the effective date thereof may be subject to change with substantial uncertainty.
On January 13, 2022, the draft Guidelines for Identification of Important Data were released, which sets out six principals for identifying critical data: (i) data must be assessed based on its security impact from the perspectives of state security, economy, social stability, public health and safety, etc., data which is only important to organizations internally shall not be regarded as critical data; (ii) data classification is important in identifying the area(s) of focus for protection, by classifying data and specifying security protection priorities, only critical data would be subject to additional requirements to the ensure free flow of non-critical data; (iii) existing local regulations and industry practice must be considered to ensure the additional measures work seamlessly with them, (iv) risks should be assessed in a holistic matter including the data’s confidentiality, completeness, availability, authenticity, and accuracy, etc.; (v) both the quality and quantity of data must be considered; and (vi) the assessment must be conducted and reviewed on a regular basis because the uses of the data, the way that the data is shared and the importance of data may change over time.
Additional regulations, guidelines, and measures relating to data privacy and data protection are expected to be adopted, including the Measures for Data Security Management (Draft for Comment), published in 2019, the Measures for Security Assessment for Cross-border Transfer of Personal Information (Draft for Comment), published in 2019, and the Measures on Security Assessment of Outbound Data Transfers (Draft for Comment), published in October 2021, each of which indicates a trend of more stringent compliance requirements, and, if and when adopted or effective, would require security assessment and review before transferring personal health information out of mainland China.
Since our subsidiaries located in mainland China operate computer networks as part of their normal operations, we are required to comply with the requirements of mainland China’s cyber security, data protection, and privacy laws and regulations. In addition, in the ordinary course of our business, we collect and store personal information, including personal information about our clinical trial subjects, customers, and employees in mainland China. We may need to share such personal information with our subsidiaries, licensors, partners, or contractors located outside mainland China. Mainland China’s network and data protection regime is constantly evolving, and we continue to face uncertainties as to whether our efforts to comply with these requirements will be sufficient. Although we develop and maintain compliance protocols and controls designed to maintain compliance with these requirements, development and maintenance of these protocols and controls is costly. In addition, our CROs, licensees, and partners are also required to comply with these laws, and our agreements with them require them to comply with these requirements, but there is always a risk that they may not fully comply with them.
Good Pharmacovigilance Practice
The latest Drug Administration Law provides that the State shall establish a pharmacovigilance system for monitoring, identifying, assessing and controlling adverse drug reactions and other harmful reactions associated with the use of drugs. As a supporting document in this regard, the Good Pharmacovigilance Practice (GVP), which was promulgated by the NMPA and became effective as of December 1, 2021, outlines the key requirements for pharmacovigilance activities to be carried out by drug marketing authorization holders and/or drug clinical trial sponsors. The GVP clarifies that pharmacovigilance activities, including collection, identification, evaluation and control of adverse drug reactions, shall take place in the total life cycle of drugs, from the clinical development stage through the post-approval stage. The GVP calls for effective and differentiated pharmacovigilance activities for different types of drugs, such as innovative drugs, traditional Chinese medicines and ethnic medicines.
Good Laboratories Practice certification for nonclinical research
To improve the quality of nonclinical research, the former SFDA promulgated the Administrative Measures for Good Laboratories Practice of
Pre-clinical
Laboratory in 2003, or the GLP 2003, and began to conduct the certification program of the GLP. The GLP 2003 was then abolished and replaced by the Administrative Measures for Good Laboratories Practice of
Pre-clinical
Laboratory promulgated in 2017. In April 2007, the former SFDA promulgated the Administrative Measures for Certification of Good Laboratory Practice of
Pre-clinical
Laboratory, providing that the former SFDA (now the NMPA) is responsible for certification of nonclinical research institutions. According to the Administrative Measures for Certification of Good Laboratory Practice of
Pre-clinical
Laboratory, the former SFDA (now the NMPA) decides whether an institution is qualified for undertaking pharmaceutical nonclinical research upon the evaluation of the institution’s organizational administration, personnel, laboratory equipment and facilities and its operation and management of nonclinical pharmaceutical projects. If all requirements are met, a GLP certification will be issued by the former SFDA (now the NMPA) and published on the government website.
Animal testing permits
According to Regulations for the Administration of Affairs Concerning Experimental Animals promulgated by the State Science and Technology Commission in November 1988, as amended by the State Council in January 2011, July 2013 and March 2017, and Administrative Measures on the Certificate for Animal Experimentation (Tentative) promulgated by the State Science and Technology Commission and other regulatory authorities in December 2001, performing experiments on animals requires a Certificate for Use of Laboratory Animals. Applicants must satisfy the following conditions:

•	laboratory animals must be qualified and sourced from institutions that have Certificates for Production of Laboratory Animals;

•	the environment and facilities for the animals’ living and propagating must meet state requirements;

•	the animals’ feed must meet state requirements;

•	the animals’ feeding and experimentation must be conducted by professionals, specialized and skilled workers, or other trained personnel;

•	the management systems must be effective and efficient; and

•	the applicable entity must follow other requirements as stipulated by Chinese laws and regulations.
Drug Technology Transfer and Marketing Authorization Transfer
On August 19, 2009, the former SFDA promulgated the Administrative Regulations for Registration of Drug Technology Transfer to standardize the registration process of drug technology transfer, which includes application for, and evaluation, examination, approval and monitoring of, drug technology transfer. Drug technology transfer refers to the transfer of drug production technology by the owner to a drug manufacturer and the application for drug registration by the transferee according to the provisions in the technology transfer regulations. Drug technology transfer includes new drug technology transfer and drug production technology transfer.
Conditions for the application for new drug technology transfer
Applications for new drug technology transfer may be submitted prior to the expiration date of the monitoring period of the new drugs with respect to:

•	drugs with new drug certificates only; or

•	drugs with new drug certificates and drug approval numbers.
For drug products with new drug certificates only and not yet in the monitoring period, or drug substances with new drug certificates, applications for new drug technology transfer should be submitted prior to the respective expiration date of the monitoring periods.
Conditions for the application of drug production technology transfer
Applications for drug production technology transfer may be submitted if:

•	the transferor holds new drug certificates or both new drug certificates and drug approval numbers, and the monitoring period has expired or there is no monitoring period; or

•
with respect to drugs without new drug certificates, both the transferor and the transferee are legally qualified drug manufacturing enterprises, one of which holds over 50% of the equity interests in the other, or both of which are majority-owned subsidiaries of the same drug manufacturing enterprise.

With respect to imported drugs with imported drug licenses, the original applicants for the imported drug licenses may transfer these drug production technologies to domestic drug manufacturing enterprises.

Application for, and examination and approval of, drug technology transfer
Applications for drug technology transfer should be submitted to the provincial administration of medical products where the transferee is located. If the transferor and the transferee are located in different provinces, the provincial administration of medical products where the transferor is located should provide examination opinions. The provincial administration of medical products where the transferee is located is responsible for examining application materials for technology transfer and organizing inspections on the production facilities of the transferee. Drug control institutes are responsible for testing three batches of drug samples.
The CDE should further review the application materials, provide technical evaluation opinions and form a comprehensive evaluation opinion based on the site inspection reports and the testing results of the samples. The NMPA should determine whether to approve the application according to the comprehensive technical review opinions of the CDE. An approval letter of supplemental application and a drug approval number will be issued to qualified applications. The CDE may require the conduct of clinical studies. For rejected applications, a notification letter of the examination opinions will be issued with the reasons for rejection.
Conditions for the application for marketing authorization transfer
As previously discussed under “Risk Factors—Risks related to our dependence on third parties,” the Drug Administration Law and the 2020 Drug Registration Regulation allow for the transfer of marketing authorization under the MAH system. If the manufacturing location of an imported drug is relocated to mainland China through drug manufacturing technology transfer, the transferee in mainland China can choose to file a supplemental application pursuant to the Administrative Regulations for Technology Transfer Registration of Drugs with the provincial medical product administration which contains technical data showing consistency of quality and manufacturing processes during the two-year grace period from January 13, 2021. Alternatively, the transferee in mainland China can file a marketing authorization application with the CDE referencing technical data in the original import drug approval application dossier pursuant to the NMPA’s Administrative Measures for Post-approval Changes to Drugs (Tentative).
Permits and licenses for drug manufacturing operations
Pharmaceutical Manufacturing Permit and GMP requirements
According to the Drug Administration Law and the Implementing Measures of the Drug Administration Law, to manufacture pharmaceutical products in mainland China, a pharmaceutical manufacturing enterprise must first obtain a Pharmaceutical Manufacturing Permit issued by the relevant provincial medical products administration where the enterprise is located. Among other things, such a permit must set forth the scope of production and effective period. The grant of such license is subject to an inspection of the manufacturing facilities, and an inspection to determine whether the sanitary condition, quality assurance systems, management structure and equipment meet the required standards.
According to the Implementing Measures of the Drug Administration Law and Measures on the Supervision and Administration of the Manufacture of Drugs, promulgated in August 2004 and amended in November 2017 and January 2020, each Pharmaceutical Manufacturing Permit issued to a pharmaceutical manufacturing enterprise is effective for a period of five years. Any enterprise holding a Pharmaceutical Manufacturing Permit is subject to review by the relevant regulatory authorities on an annual basis. The enterprise is required to apply for renewal of such permit within six months prior to its expiry and will be subject to reassessment by the issuing authorities in accordance with then prevailing legal and regulatory requirements for the purposes of such renewal. The Good Manufacturing Practice was promulgated in March 1988 and was amended in June 1999 and January 2011. The Good Manufacturing Practice comprises a set of detailed standard guidelines governing the manufacture of drugs, which includes institution and staff qualifications, production premises and facilities, equipment, hygiene conditions, production management, quality controls, product operation, raw material management, maintenance of sales records and management of customer complaints and adverse event reports.

Pharmaceutical Distribution Permit and GSP Requirements
To distribute pharmaceutical products in mainland China, including wholesale and retail distribution, a pharmaceutical distribution enterprise must first obtain a Pharmaceutical Distribution Permit.
Pursuant to the Administrative Measures of the Pharmaceutical Distribution Permit promulgated by the former CFDA in February 2004 and subsequently amended in November 2017, each Pharmaceutical Distribution Permit issued to a pharmaceutical distribution enterprise is effective for a period of five years. Any enterprise holding a Pharmaceutical Distribution Permit is subject to periodic review and inspection by the relevant regulatory authorities. The enterprise is required to apply for renewal of such permit within six months prior to its expiry and will be subject to reassessment by the issuing authorities in accordance with then prevailing legal and regulatory requirements for the purposes of such renewal.
The Good Supply Practice for Drugs was promulgated in April 2000 and was amended in November 2012, May 2015 and June 2016. The Good Supply Practice for Drugs is the basic rules for drug operation and quality control, setting forth the requirements for pharmaceutical distribution enterprises throughout the process of procurement, storage, sales and transportation.
U.S. Regulation of Pharmaceutical Product Development and Approval
In the United States, the FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and their implementing regulations. Drugs and biologics are also subject to other federal, state and local statutes and regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state and local rules and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions. These sanctions could include, among other actions, FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of enforcement-related letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice, or DOJ, or other governmental entities. Our drug and biologic candidates must be approved by the FDA through the NDA and BLA processes, respectively, before they may be legally marketed in the United States. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

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

•
a determination by the FDA within sixty (60) days of its receipt of an NDA or BLA to accept the application for filing referral to the NDA or BLA to an FDA advisory committee, if FDA determines it to be appropriate;

•
satisfactory completion of an FDA
pre-approval
inspection of the manufacturing facility or facilities at which the API and finished drug or biological product are produced to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP;

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
Clinical Studies
The clinical stage of development involves the administration of the product candidate to human subjects or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which establish standards for conducting, recording data from, and reporting the results of clinical trials, and GCPs are intended to assure that the data and reported results are accurate, and that the rights, safety and well-being of study participants are protected. GCPs also include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also reviews and approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. For example, information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their www.clinicaltrials.gov website.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk to human subjects. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, cGMPs impose extensive procedural, substantive and recordkeeping requirements to ensure and preserve the long-term stability and quality of the final drug or biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
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
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, FDA may grant orphan designate to a drug or biological product intended to treat a rare disease or condition (generally meaning that the disease or condition affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting a NDA or BLA. If the request is granted, FDA will publicly disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but if the product ultimately receives FDA approval, the product will be entitled to orphan product exclusivity, meaning that FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or biological product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.
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
FDA regulations also require that approved products be manufactured in specific approved facilities and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. NDA and BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including, among other things, recall or withdrawal of the product from the market. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.
Other U.S. regulatory matters
Even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.
Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
Rest of the World Regulation of Pharmaceutical Product Development and Approval
For other countries outside of mainland China and the United States, such as countries in Europe, Latin America, or other parts of Asia, the requirements governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with applicable GCP requirements and the applicable regulatory requirements and ethical principles.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage and Reimbursement
Chinese Coverage and Reimbursement
Historically, most Chinese healthcare costs had been borne by patients out-of-pocket,
which had limited the growth of more expensive pharmaceutical products. However, in recent years the number of people covered by government and private insurance has increased. According to the National Healthcare Security Administration, or the NHSA, as of December 2020, approximately 1.36 billion residents in mainland China were enrolled in the Basic Medical Insurance scheme, representing a coverage rate of above 95% of the total population.
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
Pursuant to the Chinese Social Insurance Law promulgated by the SCNPC in October 2010 and subsequently amended in December 2018, all employees are required to enroll in the basic medical insurance program and the insurance premium is jointly contributed by the employers and employees as required by the state.
The Interim Measures for the Administration of Use of Drugs Covered by the Basic Medical Insurance was promulgated by NHSA in July 2020 and came into effect in September 2020. According to which, expenses of drugs listed in the Basic Medical Insurance Catalog, typically known in the industry as the National Reimbursable Drug List (NRDL), will be paid in full or part from the basic medical insurance fund in accordance with applicable provisions, and the drugs with the same generic names as those specified in the Basic Medical Insurance Catalog will be automatically regulated by the Basic Medical Insurance Catalog and shall also be eligible for the reimbursement by the basic medical insurance fund. These measures further clarify that the Basic Medical Insurance Catalog shall be promulgated by the NHSA and adjusted on an annual basis. Provinces shall have the right to add eligible ethnic drugs, preparations of medical institutions, and traditional Chinese medicine decoction pieces into the provincial medical insurance-based payment scope, which shall be implemented after being filed with the NHSA for record.
The Chinese Ministry of Human Resources and Social Security, together with other government authorities, have the power to determine the medicines included in the NRDL. In December 2021, the NHSA and the Chinese Ministry of Human Resources and Social Security released the National Drug Catalog for Basic Medical Insurance, Work-Related Injury Insurance and Maternity Insurance, or the 2021 NRDL, and 74 new drugs were admitted to the 2021 NRDL. Previous updates to the NRDL occurred in 2020, 2019, 2017 and 2009. Admission to the NRDL depends on a number of factors, including on-market
experience, scale of patient adoption, physician endorsement, cost effectiveness and budget impact. Since 2019, provincial governments were not allowed to create provincial reimbursable drug lists by adding or removing chemical and biological drugs from the NRDL.
Medicines included in the NRDL are divided into two classes, Class A and Class B. Patients purchasing medicines included in the NRDL are entitled to reimbursement of the entire amount or a certain percentage of the purchase price. The percentage of reimbursement for Class B medicines differs from region to region in mainland China.
The total amount of reimbursement for the cost of medicines, in addition to other medical expenses, for an individual participant under the Basic Medical Insurance scheme in a calendar year is capped at the amount in such participant’s individual account under such program. The amount in a participant’s account varies, depending on the amount of contributions from the participant and his or her employer.
National List of Essential Drugs
On August 18, 2009, the former MOH and eight other ministries and commissions in mainland China issued the Provisional Measures on the Administration of the National List of Essential Drugs, or NEDL, and the Guidelines on the Implementation of the NEDL System. The provisional measures aimed to promote essential medicines sold to consumers at fair prices in mainland China and ensured that the general public in mainland China has equal access to the drugs contained in the NEDL. The Provisional Measures on the Administration of the National List of Essential Drugs was then amended in February 2015. The former MOH promulgated the NEDL (Catalog for the Basic Healthcare Institutions) on August 18, 2009, a revised NEDL on March 13, 2013, and another revised NEDL on September 30, 2018, which became effective on November 1, 2018. According to these regulations, basic healthcare institutions funded by government, which primarily include county-level hospitals, county-level Chinese medicine hospitals, rural clinics and community clinics, shall store up and use drugs listed in the NEDL. The drugs listed in NEDL shall be purchased by centralized tender process and shall be subject to the price control by NDRC. Drugs listed in the NEDL will be given priority to being listed in the NRDL.
Commercial Insurance
On October 25, 2016, the State Council and the Central Committee of the Communist Party of China jointly issued the Plan for Healthy China 2030. According to the Plan, the country will establish a multi-level medical security system built around Basic Medical Insurance, with other forms of insurance supplementing the Basic Medical Insurance, including serious illness insurance for urban and rural residents, commercial health insurance and medical assistance. Furthermore, the Plan encourages enterprises and individuals to participate in commercial health insurance and various forms of supplementary insurance. The evolving medical insurance system makes innovative drugs more affordable and universally available to the Chinese population, which renders greater opportunities to drug manufacturers that focus on the research and development of innovative drugs, such as high-cost cancer therapeutics.
Price Controls
Instead of direct price controls which were historically used in mainland China but abolished in June 2015, the government regulates prices mainly by establishing price negotiations, consolidated procurement mechanism and revising medical insurance reimbursement standards as discussed below.
Price Negotiations
The Chinese government has initiated several rounds of price negotiations with manufacturers of patented drugs, drugs with an exclusive source of supply and oncology drugs since 2016. The average percentage of price reduction has been around 50%. Once the government agreed with the drug manufacturers on the supply prices, the drugs would be automatically listed in the NRDL and qualified for public hospital purchase.
There were NRDL price negotiations in 2018, 2019, 2020 and 2021. In 2021, 74 new drugs were added to the 2021 NRDL, among which, the average price reduction of 67 drugs is 61.71%.
Centralized Procurement and Tenders
The Guiding Opinions concerning the Urban Medical and Health System Reform, promulgated on February 21, 2000, aims to regulate the purchasing process of pharmaceutical products by medical institutions. The former MOH and other relevant government authorities have promulgated a series of regulations in order to implement the tender requirements.

According to the Notice on Issuing Certain Regulations on the Trial Implementation of Centralized Tender Procurement of Drugs by Medical Institutions promulgated on July 7, 2000, and the Notice on Further Improvement on the Implementation of Centralized Tender Procurement of Drugs by Medical Institutions promulgated on August 8, 2001, non-for-profit
medical institutions established by county or higher-level government are required to implement centralized tender procurement of drugs.
The former MOH promulgated the Working Regulations of Medical Institutions for Procurement of Drugs by Centralized Tender and Price Negotiations (for Trial Implementation) on March 13, 2002, which provides rules for the tender process and negotiations of the prices of drugs, operational procedures, a code of conduct and standards or measures of evaluating bids and negotiating prices. On January 17, 2009, the former MOH, the former SFDA and other four national departments jointly promulgated the Notice of the Financial Planning Department of Ministry of Health on Issue of the Opinions on Further Regulating Centralized Procurement of Drugs by Medical Institutions. According to the notice, non-for-profit
medical institutions owned by the government at the county level or higher or owned by state-owned enterprises (including state-controlled enterprises) shall purchase pharmaceutical products by online centralized procurement. Each provincial government shall formulate its catalog of drugs subject to centralized procurement. Except for drugs in the NEDL (the procurement of which shall comply with the relevant rules on NEDL), certain pharmaceutical products which are under the national government’s special control, such as toxic, radioactive and narcotic drugs and TCMs, in principle, all drugs used by non-for-profit
medical institutions medical institutions shall be subject to centralized procurement. On July 7, 2010, the former MOH and six other ministries and commissions jointly promulgated the Notice on Printing and Distributing the Working Regulations of Medical Institutions for Centralized Procurement of Drugs to further regulate the centralized procurement of drugs and clarify the code of conduct of the parties in centralized drug procurement. The Opinions of the General Office of the State Council on Improvement of the Policy of Production, Circulation and Use of Drugs promulgated in January 2017 aim to deepen the reform of medical health system, improve the quality of the drug and regulate the distribution and use of the drug. The Notice of the General Office of the State Council on Issuing Pilot Plan of Centralized Procurement and Use of the Drug Organized by the State promulgated in January 2019 aims to improve the pricing mechanism of the drug, which also further regulates the scope and model of centralized procurement.
The centralized tender process takes the form of public tender operated and organized by provincial or municipal government agencies. The centralized tender process is in principle conducted once every year in the relevant province or city in mainland China. The bids are assessed by a committee composed of pharmaceutical and medical experts who will be randomly selected from a database of experts approved by the relevant government authorities. The committee members assess the bids based on a number of factors, including but not limited to, bid price, product quality, clinical effectiveness, product safety, qualifications and reputation of the manufacturer, after-sale services and innovation. Only pharmaceuticals that have won in the centralized tender process may be purchased by public medical institutions funded by the governmental or state-owned enterprise (including state-controlled enterprises) in the relevant region.
“4+7” Volume-based Drug Procurement and Tenders
In June 2018, the State Council decided to launch a new round of drug pricing and procurement reform. This reform is implemented mainly by the NHSA, a new government authority established in 2018 as part of the institutional restructuring with a mandate of pricing and procurement of drugs and medical disposables. The NHC supports the reform by introducing policy that encourages purchasing and prescribing of the selected drug and managing the supplier’s behavior. The NMPA is responsible for the quality assurance of the drug.
On November 15, 2018, the Joint Procurement Office, the procurement alliance formed by representatives of procurement agencies in 11 pilot cities established to oversee the bidding and procurement process, published the Paper on Drug Centralized Procurement in “4+7” Regions, launching the national pilot scheme for centralized volume-based drug procurement and tenders. According to the papers, the initial procurement of 31 generic drugs was implemented in 4 municipalities, namely Beijing, Shanghai, Tianjin and Chongqing and 7 cities, namely

Shenyang, Guangzhou, Shenzhen, Xi’an, Dalian, Chengdu and Xiamen. This pilot program is thus also referred to as the “4+7” procurement scheme. On January 1, 2019, the General Office of the State Council published a circular on National Pilot Program for Centralized Procurement and Use of the Drug Organized by the State, which provides detailed implementing measures for the nation-wide centralized drug procurement and tender scheme.
The “4+7” pilot program puts special emphasis on procurement volume guarantee. Public hospitals in pilot regions are encouraged to form a group procurement organization to increase the negotiation leverage. The committed volume will be shared by all qualified bid-winners,
and public hospitals should prioritize their use of drugs purchased through the volume-based procurement in order to realize the volume commitment. Under this program, a company is provided with a substantial volume guarantee. The selected drugs must pass the generic drug consistency evaluation on quality and effectiveness. The reform policy is aimed to lower drug costs for patients, reduce transaction costs for enterprises, regulate drug use of hospitals, and improve the centralized drug procurement and pricing system. The centralized volume-based procurement is open to all approved enterprises that manufacture drugs on the government-set
procurement list in mainland China. Clinical effects, adverse reactions and batch stability of the drugs are considered, and their quality consistency with the originator drugs will be the main criteria for evaluation. Production capacity and stability of the supplier are also considered.
On December 17, 2018, the preliminary results of the “4+7” centralized volume-based procurement were announced: 25 out of 31 generic drugs were selected, of which there are 3 originator drugs and 22 generics. As of December 2019, many provinces have published regional implementation measures, expanding the pilot program. On January 21, 2020, the results of the second round of the national centralized volume-based procurement and tender program were published: the average price reduction reached more than 50%, and the highest reduction has reached 90%. The results of the third, the fourth, the fifth and the sixth (specially for insulin) round of the national centralized volume-based procurement and tender program were published on August 24, 2020, February 8, 2021, June 28, 2021, and November 30, 2021, respectively, show similar levels of reduction in average price reduction of about 50%, with the highest reduction reaching about 93%, 96%, 98%, and 74%, respectively.
Two-invoice
System
In addition to the centralized tender process, the Chinese government also rolled out a
“two-invoice
system.” Under the 2016 List of Major Tasks in Furtherance of the Healthcare and Pharmaceutical Reforms issued by the General Office of the State Council in April 2016, the
two-invoice
system will be fully implemented in mainland China. According to the Circular on Issuing the Implementing Opinions on Carrying out the
Two-invoice
System for Drug Procurement among Public Medical Institutions (Tentative), which came into effect in December 2016, the two-invoice
system means, in principle, there cannot be more than two invoices issued for drug products supplied by manufacturers to public hospitals. To meet this requirement, many drug manufacturers have reduced the tiers of distributors, or converted drug distributors into contracted service organizations. This excludes the sale of products invoiced from the manufacturer to its wholly owned or controlled distributors, or for imported drugs, to its exclusive distributor, or from a distributor to its wholly owned or controlled subsidiary (or between its wholly owned or controlled subsidiaries). However, the system still significantly limits the options for companies to use multiple distributors to reach a larger geographic area in mainland China. The reduction in distribution tiers resulted in a decrease in distribution mark-ups,
hence the supply prices to public hospitals would also be reduced. Compliance with the two-invoice
system is a prerequisite for pharmaceutical companies to participate in the tender and procurement processes of public hospitals, which currently provide most of Chinese healthcare services. Manufacturers and distributors that fail to implement the two-invoice
system may lose their qualifications to participate in the tender and procurement process.
Non-compliant
manufacturers may also be blacklisted from engaging in drug sales to public hospitals. The two-invoice
system has been implemented in all provinces, each with its own regional implementation rules.

Medical Insurance Reimbursement Standards
The Opinions on Integrating the Basic Medical Insurance Systems for Urban and Rural Residents, issued by the State Council on January 3, 2016, call for the integration of the urban resident basic medical insurance and the new rural cooperative medical care system and the establishment of a unified Basic Medical Insurance system. This unified Basic Medical Insurance system will cover all urban and rural residents other than rural migrant workers and persons in flexible employment arrangement who participate in the Basic Medical Insurance for urban employees.
The General Office of the State Council further announced a master plan for the medical insurance reimbursement reform in June 2017. The main objectives are to implement a diversified reimbursement mechanism including Diagnosis Related Groups, or DRGs, per-capita
caps, and
per-bed-day
caps. Local administration of healthcare security will introduce a total budget control for their jurisdictions and decide the amount of reimbursement to public hospitals based on hospitals’ performance and the spending targets of individual Basic Medical Insurance funds. In June 2019, the NHSA, the Ministry of Finance, the NHC and the National Administration of Traditional Chinese Medicine jointly issued the Notice on the National List of Pilot Cities for the DRG Payment Mechanism, identifying 30 cities as pilot cities for the DRG payment pilot program, proposing to further the medical insurance reimbursement reform.
To further standardize payment in the Basic Medical Insurance schemes, in October 2019, the NHSA issued two key technical documents for a pilot project that introduces DRGs, the Technical Guideline of the Classification and Payment for China Healthcare Security Diagnosis Related Groups
(CHS-DRG)
and the
CHS-DRG
Classification Plan. According to the classification plan, patients will be sorted into 26 major diagnostic categories and 376 adjacent diagnosis-related groups.
DRG-based
settlement is currently only applicable to expenses of inpatient care incurred by the insureds at designated hospitals participating in the DRG payment pilot programs and payable by regional medical insurance fund under the Basic Medical Insurance schemes.
DRG-based
payments are made directly to the participating medical institutions, while the covered benefits enjoyed by the insureds, under the current public insurance schemes, are not affected by such settlement. In June 2020, the NHSA issued a more detailed
CHS-DRG
Classification Plan, further diving the 376 diagnosis-related groups into 618 basic reimbursement unit. The 30 municipalities participating in the DRG pilot project were required to submit technical assessment report to the local branch of NHSA before August 31, 2020. Upon receiving NHSA’s approval, the participating municipalities may commence conducting simulation runs of the pilot project. After the simulation runs, the
DRG-based
settlement system is expected to be launched gradually from 2022 to 2024. In February 2020, the Central Committee of the Communist Party of China and the State Council jointly promulgated the Opinions on Deepening the Reform of the Healthcare Security System, which suggests that a multi-compound medical insurance payment method based on payment by disease shall be implemented. In October 2020, the NHSA issued the Notice on Issuance of the Pilot Work Plan for Total Budget by Regional Points Method and Diagnosis-Intervention Packet Payment to introduced and further implement the Diagnosis-Intervention Packet (DIP) payment. DIP and DRG are the same in essence and principle, and therefore DIP can be considered as a variant of DRG. In November 2020, the NHSA issued two key technical documents for the DIP payment pilot project, the China Healthcare Security Technical Specification of
Diagnosis-Intervention
Packet (DIP) and the DIP Classification Catalogue (Version 1.0). In May 2021, the NHSA issued the Medical Insurance Handling Management Regulations (Trial) for Diagnosis-Intervention Packet (DIP) Payment to provide detailed guidance for implementing medical insurance payment based on DIP. In the List of Pilot Cities for DRG/DIP Payment published by NHSA on December 17, 2021, 18 cities were identified as pilot cities for the DRG payment pilot program, 12 cities were identified as pilot cities for the DIP payment pilot program, and 2 cities were identified as pilot cities for both the DRG payment pilot program and the DIP payment pilot program. In order to accelerate the reform of DRG / Dip payment, the NHSA has formulated and made public a Three-Year Action Plan for DRG / DIP payment reform on November 19, 2021, which makes it clear that by the end of 2024, DRG / DIP payment reform will be carried out in all overall planning areas across the country. By the end of 2025, DRG / DIP payment will cover all qualified medical institutions providing inpatient services.

Healthcare System reform
In the past decade, the Chinese government promulgated several healthcare reform policies and regulations to reform the healthcare system. On March 17, 2009, the Central Committee of the Communist Party of China and the State Council jointly issued the Guidelines on Strengthening the Reform of Healthcare System. The State Council issued the Notice on the Issuance of the 13th Five-year Plan on Strengthening the Reform of Healthcare System on December 27, 2016. The General Office of the State Council issued a Notice on the Main Tasks of Strengthening the Reform of Healthcare System for each year of 2017, 2018, 2019, and 2021. The General Office of the State Council issued a Notice on the Issuance of the 14th Five-year Medical-Security Plan on September 29, 2021.
Highlights of these healthcare reform policies and regulations include the following:
One of the main objectives of the reform was to establish a basic healthcare system to cover both urban and rural residents and provide the Chinese people with safe, effective, convenient and affordable healthcare services. During the 14 th
five-year period (2021-2025), Basic Medical Insurance coverage will remain above 95% of the country’s population every year.
Another main objective of reform was to improve the healthcare system, through the reform and development of a graded diagnosis and treatment system, modern hospital management, Basic Medical Insurance, drug supply support and comprehensive supervision.
The reforms aimed to promote orderly market competition and improve the efficiency and quality of the healthcare system to meet the various medical needs of the Chinese population. From 2009, basic public healthcare services such as preventive healthcare, maternal and child healthcare and health education were to be provided to urban and rural residents. In the meantime, the reforms also encouraged innovations by pharmaceutical companies to eliminate pharmaceutical products that fail to prove definite efficacy and positive risk-benefit ratio.
The key tasks of the reform in the 13th five-year period were as follows: (1) to deepen the reform of public hospitals, (2) to accelerate the development of a graded diagnosis and treatment system, (3) to consolidate and improve the universal medical insurance system, (4) to guarantee drug supply, (5) to establish and improve a comprehensive supervision system, (6) to cultivate talented health-care practitioners, (7) to stabilize and perfect the basic public health service equalization system, (8) to advance the construction of health information technology, (9) to accelerate the development of the health services industry generally, and (10) to strengthen organization and implementation.
On December 28, 2019, the SCNPC promulgated the Law of the People’s Republic of China on Promotion of Basic Medical and Health Care, which came into effect in June 2020. Such law established the legal framework for the administration of basic medical and health services for citizens in mainland China, including the administration of basic medical care services, medical care institutions, medical staff, guarantee of drug supply, health promotion and guarantee of medical funds.
On February 25, 2020, the Central Committee of the Communist Party of China and the State Council jointly promulgated the Opinions on Deepening the Reform of the Healthcare Security System, which envisages that a higher-level healthcare system should be established by 2030, which centers on basic medical insurance, is underpinned by medical aid and pursues the joint development of supplementary medical insurance, commercial health insurance, charitable donations and medial mutual assistance. To this end, such opinions map out tasks in several respects, including making the mechanism of medical insurance benefits more impartial and appropriate, improving the robust and sustainable operating mechanism for funds raised, establishing more effective and efficient healthcare payment mechanism, and enhancing the supervision and administration on medical security fund and etc.

According to the 14th Five-year
Medical-Security
Plan, China should enhance the medical insurance system through collaborative governance, optimizing medical insurance payments and the drug pricing mechanism, while strengthening the medical fund supervision system. Efforts should also be made to build up a strong supporting system with a solid legal basis and better digital services. More efforts are needed too to enhance the basic medical security system, improve the mechanism that provides insurance and aid for the treatment of major and serious diseases, and boost the synergy between health insurance and medical assistance.
U.S. Coverage and Reimbursement
Successful sales of our drug candidates in the U.S. market, if approved, will depend, in part, on the extent to which our drugs are covered and adequately reimbursed by third-party payors, such as government health programs or private health insurance (including managed care plans). Patients who are provided with prescriptions as part of their medical treatment generally rely on such third-party payors to reimburse all or part of the costs associated with their prescriptions and therefore adequate coverage and reimbursement from such third-party payors are critical to new and ongoing product acceptance. These third-party payors are increasingly limiting coverage of medical drugs, reducing reimbursements for medical drugs and services and implementing measures to control utilization of drugs (such as requiring prior authorization for coverage). Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Federal and state governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. If our drug candidates are approved, limitations on coverage or reimbursement as well as price controls and cost-containment measures could have a material adverse effect on our sales, results of operations and financial condition.
Health care reform initiatives have resulted in significant changes to the coverage, reimbursement and delivery of health care, including drugs. Health care reform efforts are likely to continue and such efforts have included, and may include in the future, attempts to repeal or modify prior healthcare reform.
General legislative cost control measures may also affect reimbursement for our products. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2030 (except May 1, 2020 to March 31, 2021) unless additional Congressional action is taken. If we obtain approval to market a drug candidate in the United States, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
Other Healthcare Laws
Other Chinese Healthcare Laws
Advertising of Pharmaceutical Products
Pursuant to the Interim Administrative Measures for the Review of Advertisements for Drugs, Medical Devices, Health Food and Formula Food for Special Medical Purposes promulgated by the SAMR in December 2019 and effective in March 2020, an enterprise seeking to advertise its pharmaceutical products must apply for an advertisement approval number. The advertisement approval number is issued by the relevant local administrative authority. The validity term of the advertisement approval number for drugs shall be consistent with the shortest validity term of the pharmaceutical product marketing authorization, filing certificate or Pharmaceutical Manufacturing Permit. If no valid term is prescribed in the pharmaceutical product marketing authorization, filing certificate or Pharmaceutical Manufacturing Permit, the valid term of the advertisement approval number shall be two years. The content of an approved advertisement may not be altered without prior approval.

Insert Sheet and Labels of Pharmaceutical Products
According to the Measures for the Administration of the Insert Sheets and Labels of Drugs effective on June 1, 2006, the insert sheets and labels of drugs should be reviewed and approved by the former SFDA (now the NMPA). A drug insert sheet should include the scientific data, conclusions and information concerning drug safety and efficacy in order to direct the safe and rational use of drugs. The inner label of a drug should bear such information as the drug’s name, indication or function, strength, dose and usage, production date, batch number, expiry date and drug manufacturer, and the outer label of a drug should indicate such information as the drug’s name, ingredients, description, indication or function, strength, dose and usage, adverse reaction, contraindication, precautions, storage, production date, batch number, expiry date and drug manufacturer.
Packaging of Pharmaceutical Products
According to the Measures for the Administration of Pharmaceutical Packaging effective on September 1, 1988, pharmaceutical packaging must comply with national and industry standards. If no national or industry standards are available, the enterprise can formulate its own standards and implement after obtaining the approval of administration of medical products and bureau of standards at provincial level. The enterprise shall reapply with the relevant authorities if it needs to change its own packaging standards. Drugs that have not developed and received approval for packing standards must not be sold or traded in mainland China (except for drugs for the military).
Other U.S. Healthcare and Regulatory Laws
Within the United States, manufacturing, sales, promotion and other activities that may follow drug approval are also subject to regulation by numerous federal, state and local regulatory authorities, including, the FDA, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration for controlled substances, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, and the Environmental Protection Agency.
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

•
the federal Health Insurance Portability and Accountability Act of 1996, as amended, which prohibits executing a scheme to defraud any healthcare benefit program (including private health plans) or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•
the
so-called
“federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician
practitioners and teaching hospitals to the federal government for re-disclosure
to the public; and

•
state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including private insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, state laws regulating or requiring the reporting of prices, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

In addition, the distribution of pharmaceutical drugs is subject to specific regulatory requirements, including licensure, extensive record-keeping, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical drugs. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Drugs must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act.
If and when we become subject to these various healthcare and regulatory laws, efforts to ensure that our activities comply with applicable healthcare laws may involve substantial costs. Many of these laws and their implementing regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our activities could be subject to challenge. If our operations were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we could be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, or contracting with government authorities and the curtailment or restructuring of our operations, which could significantly harm our business.
Other Significant Chinese Regulation Affecting Our Business Activities in Mainland China
Chinese Regulation of Foreign Investment
The establishment, operation and management of corporate entities in mainland China are governed by the Company Law of the People’s Republic of China, or the China Company Law, which was adopted by the SCNPC in December 1993, implemented in July 1994, and subsequently amended in December 1999, August 2004, October 2005, December 2013 and October 2018. Under the China Company Law, companies are generally classified into two categories: limited liability companies and companies limited by shares. The China Company Law also applies to foreign-invested limited liability companies and foreign-invested companies limited by shares. Pursuant to the China Company Law, where laws on foreign investment have other stipulations, such stipulations shall prevail. In December 2021, the SCNPC issued the draft amendment to the China Company Law for comment. The draft amended China Company Law has made roughly 70 substantive changes on the basis of the 13 chapters and 218 articles of the current Company Law (rev. 2018). It would (i) refine special provisions on state-funded companies; (ii) improve the company establishment and exit system; (iii) optimize corporate structure and corporate governance; (iv) optimize the capital structure; (v) tighten the responsibilities of controlling shareholders and management personnel; and (vi) strengthen corporate social responsibility.

Investment activities in mainland China by foreign investors are governed by the Guiding Foreign Investment Direction, which was promulgated by the State Council on February 11, 2002, and came into effect on April 1, 2002, and the latest Special Administrative Measures (Negative List) for Foreign Investment Access (2021), or the Negative List, which was promulgated by the Ministry of Commerce, or the MOFCOM, and the NDRC on December 27, 2021, and took effect on January 1, 2022. The Negative List set out in a unified manner the restrictive measures, such as the requirements on shareholding percentages and management, for the access of foreign investments, and the industries that are prohibited for foreign investment. The Negative List covers 12 industries, and any field not falling in the Negative List shall be administered under the principle of equal treatment to domestic and foreign investment.
The Foreign Investment Law of the People’s Republic of China, or the Foreign Investment Law was promulgated by the NPC in March 2019 and become effective in January 2020. After the Foreign Investment Law came into force, the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, the Law of the People’s Republic of China on Sino-foreign Equity Joint Ventures and the Law of the People’s Republic of China on Sino-foreign Contractual Joint Ventures have been repealed simultaneously. The investment activities of foreign natural persons, enterprises or other organizations (hereinafter referred to as foreign investors) directly or indirectly within the territory of mainland China shall comply with and be governed by the Foreign Investment Law, including: 1) establishing by foreign investors of foreign-invested enterprises in mainland China alone or jointly with other investors; 2) acquiring by foreign investors of shares, equity, property shares, or other similar interests of Chinese domestic enterprises; 3) investing by foreign investors in new projects in mainland China alone or jointly with other investors; and 4) other forms of investment prescribed by laws, administrative regulations or the State Council.
In December 2019, the State Council issued the Regulations on Implementing the Foreign Investment Law, which came into effect in January 2020. After the Regulations on Implementing the Foreign Investment Law came into effect, the Regulation on Implementing the Law on Sino-foreign Equity Joint Ventures, Provisional Regulations on the Duration of Sino-Foreign Equity Joint Ventures, the Regulations on Implementing the Law on Wholly Foreign-Owned Enterprises and the Regulations on Implementing the Law on Sino-Foreign Cooperative Joint Ventures have been repealed simultaneously.
In December 2019, the MOFCOM and the SAMR issued the Measures for the Reporting of Foreign Investment Information, which came into effect in January 2020. After the Measures for the Reporting of Foreign Investment Information came into effect, the Interim Measures on the Administration of Filing for Establishment and Change of Foreign Invested Enterprises has been repealed simultaneously. Since January 1, 2020, for foreign investors carrying out investment activities directly or indirectly in mainland China, the foreign investors or foreign-invested enterprises shall submit investment information to the relevant commerce administrative authorities pursuant to these measures.
Chinese Regulation of Commercial Bribery
Pursuant to specific provisions in the China Anti-Unfair Competition Law, commercial bribery is prohibited. Both the bribe giver and the bribe recipient are subject to civil and criminal liability. Further, pharmaceutical companies involved in a criminal investigation or administrative proceedings related to bribery are listed in the Adverse Records of Commercial Briberies by its provincial health and family planning administrative department. Pursuant to the Provisions on the Establishment of Adverse Records of Commercial Briberies in the Medicine Purchase and Sales Industry which became effective on March 1, 2014, provincial health and family planning administrative departments formulate the implementing measures for the establishment of Adverse Records of Commercial Briberies. If a pharmaceutical company is listed in the Adverse Records of Commercial Briberies for the first time, their production is not required to be purchased by public medical institutions. A pharmaceutical company will not be penalized by the relevant Chinese government authorities merely by virtue of having contractual relationships with distributors or third-party promoters who are engaged in bribery activities, so long as such pharmaceutical company and its employees are not utilizing the distributors or third-party promoters for the implementation of, or acting in conjunction with them in, the prohibited bribery activities. In addition, a pharmaceutical company is under no legal obligation to monitor the operating activities of its distributors and third-party promoters, and it will not be subject to penalties or sanctions by relevant Chinese government authorities as a result of failure to monitor their operating activities.
Chinese Regulation of Product Liability
In addition to the strict new drug approval process, certain Chinese laws have been promulgated to protect the rights of consumers and to strengthen the control of medical products in mainland China. Under current Chinese law, manufacturers and vendors of defective products in mainland China may incur liability for loss and injury caused by such products. Pursuant to the General Principles of the Civil Law of the People’s Republic of China, or the China Civil Law, promulgated on April 12, 1986, and amended on August 27, 2009, a defective product which causes property damage or physical injury to any person may subject the manufacturer or vendor of such product to civil liability for such damage or injury. The Civil Code of the People’s Republic of China, or the China Civil Code, which was promulgated in May 2020 and became effective on January 1, 2021, amalgamates and replaces a series of specialized laws in civil law area, including the China Civil Law. The rules on product liability in the China Civil Code remain consistent with the rules in the China Civil Law.
On February 22, 1993, the Product Quality Law of the People’s Republic of China, or the Product Quality Law was promulgated to supplement the China Civil Law aiming to protect the legitimate rights and interests of the end-users
and consumers and to strengthen the supervision and control of the quality of products. The Product Quality Law was revised on July 8, 2000, August 27, 2009, and December 29, 2018 respectively. Pursuant to the revised Product Quality Law, manufacturers who produce defective products and distributors who sell defective products may be subject to civil or criminal liability and revocation of their business licenses.
The Law of the People’s Republic of China on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993, and was amended on August 27, 2009 and October 25, 2013, to protect consumers’ rights when they purchase or use goods and accept services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers. Under the amendment on October 25, 2013, all business operators shall pay high attention to protect the customers’ privacy and strictly keep confidential any consumer information they obtain during the business operation. In addition, in extreme situations, pharmaceutical product manufacturers and operators may be subject to criminal liability if their goods or services lead to the death or injuries of customers or other third parties.
Chinese Tort Law
Under the Tort Law of the People’s Republic of China, or the Tort Law, which became effective on July 1, 2010, if damages to other persons are caused by defective products due to the fault of a third party, such as the parties providing transportation or warehousing, the producers and the sellers of the products have the right to recover their respective losses from such third parties. If defective products are identified after they have been put into circulation, the producers or the sellers shall take remedial measures such as the issuance of a warning, the recall of products, etc. in a timely manner. The producers or the sellers shall be liable under tort if they fail to take remedial measures in a timely manner or have not made efforts to take remedial measures, thus causing damages. If the products are produced or sold with known defects, causing deaths or severe adverse health issues, the infringed party has the right to claim punitive damages in addition to compensatory damages. The China Civil Code amalgamated and replaced the Tort Law effective January 1, 2021. The rules on tort in the China Civil Code are generally consistent with the Tort Law.
Chinese Regulation of Intellectual Property Rights
Mainland China has made substantial efforts to adopt comprehensive legislation governing intellectual property rights, including patents, trademarks, copyrights and domain names.

Patents
Pursuant to the China Patent Law, most recently amended in December 2008 and October 2020, and its implementation rules, most recently amended in January 2010, patents in mainland China fall into three categories: invention, utility model and design. An invention patent is granted to a new technical solution proposed in respect of a product or method or an improvement of a product or method. A utility model is granted to a new technical solution that is practicable for application and proposed in respect of the shape, structure or a combination of both of a product. A design patent is granted to the new design of a certain product in shape, pattern or a combination of both and in color, shape and pattern combinations aesthetically suitable for industrial application. Under the China Patent Law, the term of patent protection starts from the date of application. Patents relating to invention are effective for twenty years, and utility models and designs are effective for ten and fifteen years, respectively, from the date of application. The China Patent Law adopts the principle of
“first-to-file”
system, which provides that where more than one person files a patent application for the same invention, a patent will be granted to the person who files the application first.
Existing patents can become narrowed, invalid or unenforceable due to a variety of grounds, including lack of novelty, creativity and deficiencies in patent application. In mainland China, a patent must have novelty, creativity and practical applicability. Under the China Patent Law, novelty means that before a patent application is filed, no identical invention or utility model has been publicly disclosed in any publication in mainland China or overseas or has been publicly used or made known to the public by any other means, whether in or outside of mainland China, nor has any other person filed with the patent authority an application that describes an identical invention or utility model and is recorded in patent application documents or patent documents published after the filing date. Creativity means that, compared with existing technology, an invention has prominent substantial features and represents notable progress, and a utility model has substantial features and represents any progress. Practical applicability means an invention or utility model can be manufactured or used and may produce positive results. Patents in mainland China are filed with the CNIPA. Normally, the CNIPA publishes an application for an invention patent within 18 months after the filing date, which may be shortened at the request of applicant. The applicant must apply to the CNIPA for a substantive examination within three years from the date of application.
Article 19 of the China Patent Law provides that, for an invention or utility model completed in mainland China, any applicant (not just Chinese companies and individuals), before filing a patent application outside of mainland China, must first submit it to the CNIPA for a confidential examination. Failure to comply with this requirement will result in the denial of any Chinese patent for the relevant invention. This added requirement of confidential examination by the CNIPA has raised concerns by foreign companies who conduct research and development activities in mainland China or outsource research and development activities to service providers in mainland China. The China Patent Law also sets up the framework and adds the provisions for patent linkage and patent term extension.
Patent Term Extension and Adjustment
The China Patent Law, which was most recently amended by the SCNPC on October 17, 2020, and became effective on June 1, 2021, for the first time, provides for patent term extension and adjustments for certain patents. Under the China Patent Law, patent term extensions can be obtained for regulatory delays in the review and approval of new drugs but are limited to no more than five years and the total post-marketing patent term of the new drug cannot exceed 14 years. The China Patent Law also provides for patent term adjustments where there is an unreasonable delay caused during patent examination. A patentee may apply for a patent term adjustment where the patent is granted at least four years after the filing date, and at least three years after substantive examination was requested. It remains to be seen how the patent term extensions and adjustments under the China Patent Law will be implemented. The Chinese government published draft amendments to the Implementing Regulations of the Patent Law on November 27, 2020, which provides further details on what is an unreasonably delay in respect of patent term adjustments and proposes certain limitations on the types of patents eligible for patent term extensions, details of how amount of the extension would be determined and applicability to drug products covered by the relevant patent. For example, there is a risk that the patent term extension will only apply where approval in mainland China by the NMPA is the first approval anywhere in the world.
Patent Linkage
The China Patent Law describes the general principles of linking generic drug applications to pharmaceutical patent protection, also known as Patent Linkage. In July 2021, the NMPA and the China National Intellectual Property Administration, or CNIPA, jointly published the Measures for Implementing an Early-Stage Resolution Mechanism for Pharmaceutical Patent Disputes (Tentative), or Measures on Patent Linkage, providing an operating mechanism for Patent Linkage. Upon notification of generic applications and certifications, if the patentee or the interested person disagrees, the patentee or the interested person will need to file a claim with the court or the CNIPA within 45 days after the CDE’s publication and must submit a copy of the case acceptance notification to the CDE within 15 working days after the case acceptance date. Otherwise, the NMPA can proceed with the technical review and approval. For chemical drugs, the NMPA would initiate a nine-month approval stay period upon notification. If the patentee or the interested person cannot secure a favorable court judgment or a decision from the CNIPA within the nine-month period, the NMPA can grant marketing authorization to the generic applicant after the nine-month period expires.
Patent Enforcement
Unauthorized use of patents without consent from owners of patents, forgery of the patents belonging to other persons, or engagement in other patent infringement acts, will subject the infringers to infringement liability. Serious offenses such as forgery of patents may be subject to criminal penalties.
When a dispute arises out of infringement of the patent owner’s patent right, Chinese law requires that the parties first attempt to settle the dispute through mutual consultation. However, if the dispute cannot be settled through mutual consultation, the patent owner, or an interested party who believes the patent is being infringed, may either file a civil legal suit or file an administrative complaint with the relevant patent administration authority. A Chinese court may issue a preliminary injunction upon the patent owner’s or an interested party’s request before instituting any legal proceedings or during the proceedings. Damages for infringement are calculated as the loss suffered by the patent holder arising from the infringement, or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be determined by using a reasonable multiple of the license fee under a contractual license. Statutory damages may be awarded in the circumstances where the damages cannot be determined by the above-mentioned calculation standards. The damage calculation methods shall be applied in the aforementioned order. Generally, the patent owner has the burden of proving that the patent is being infringed. However, if the owner of an invention patent for manufacturing process of a new product alleges infringement of its patent, the alleged infringer has the burden of proof.
Medical Patent Compulsory License
According to the China Patent Law, for the purpose of public health, the CNIPA may grant a compulsory license for manufacturing patented drugs and exporting them to countries or regions covered under relevant international treaties to which mainland China has acceded.
Exemptions for Unlicensed Manufacture, Use, Sale or Import of Patented Products
The China Patent Law provides five exceptions permitting the unauthorized manufacture, use, sale or import of patented products. None of following circumstances is deemed an infringement of the patent rights, and any person may manufacture, use, sell or import patented products without authorization granted by the patent owner as follows:

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

•
Any foreign transportation facility that temporarily passes through the territory, territorial waters or territorial airspace of mainland China and uses the relevant patents in its devices and installations for its own needs in accordance with any agreement concluded between mainland China and that country to which the foreign transportation facility belongs, or any international treaty to which both countries are party, or on the basis of the principle of reciprocity;

•	Any person who uses the relevant patents solely for the purposes of scientific research and experimentation; or

•
Any person who manufactures, uses or imports patented drug or patented medical equipment for the purpose of providing information required for administrative approval, or manufactures, uses or imports patented drugs or patented medical equipment for the abovementioned person.

However, if patented drugs are utilized on the ground of exemptions for unauthorized manufacture, use, sale or import of patented drugs prescribed in China Patent Law, such patented drugs cannot be manufactured, used, sold or imported for any commercial purposes without authorization granted by the patent owner.
Trade Secrets
According to the China Anti-Unfair Competition Law promulgated by the SCNPC on September 2, 1993, as amended on November 4, 2017 and on April 23, 2019, the term “trade secrets” refers to technical and business information that is unknown to the public that has utility and may create business interests or profits for its legal owners or holders, and is maintained as a secret by its legal owners or holders.
Under the China Anti-Unfair Competition Law, business persons are prohibited from infringing others’ trade secrets by: (i) obtaining the trade secrets from the legal owners or holders by any unfair methods such as theft, bribery, fraud, coercion, electronic intrusion, or any other illicit means; (ii) disclosing, using or permitting others to use the trade secrets obtained illegally under item (i) above; (iii) disclosing, using or permitting others to use the trade secrets, in violation of any contractual agreements or any requirements of the legal owners or holders to keep such trade secrets in confidence; or (iv) instigating, inducing or assisting others to violate confidentiality obligation or to violate a rights holder’s requirements on keeping confidentiality of trade secrets, disclosing, using or permitting others to use the trade secrets of the rights holder. If a third party knows or should have known of abovementioned illegal conduct but nevertheless obtains, uses or discloses trade secrets of others’ trade secrets, the third party may be deemed to have committed a misappropriation of the others’ trade secrets.
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
Trademarks and Domain Names
Trademarks.
According to the Trademark Law of the People’s Republic of China, promulgated by the SCNPC in August 1982, as amended in February 1993, October 2001, August 2013 and April 2019 and its

implementation rules (collectively, the “Trademark Law”), the Trademark Office of China National Intellectual Property Administration is responsible for the registration and administration of trademarks throughout mainland China. The Trademark Law has adopted a
“first-to-file”
principle with respect to trademark registration.
Domain Names.
Domain names are protected under the Administrative Measures on the Internet Domain Names promulgated by the Ministry of Industry and Information Technology in August 2017 and effective from November 2017. The Ministry of Industry and Information Technology is the main regulatory body responsible for the administration of Chinese internet domain names.
Chinese Regulation of Labor Protection
Under the Labor Law of the People’s Republic of China, effective on January 1, 1995 and subsequently amended on August 27, 2009 and December 29, 2018, the Employment Contract Law of the People’s Republic of China, effective on January 1, 2008 and subsequently amended on December 28, 2012 and the Implementing Regulations of the Employment Contract Law, effective on September 18, 2008, employers must establish a comprehensive management system to protect the rights of their employees, including a system governing occupational health and safety to provide employees with occupational training to prevent occupational injury and employers are required to truthfully inform prospective employees of the job description, working conditions, location, occupational hazards and status of safe production as well as remuneration and other conditions as requested by the Labor Contract Law of the People’s Republic of China.
Pursuant to the Work Safety Law of the People’s Republic of China effective on November 1, 2002 and amended on August 27, 2009, August 31, 2014 and June 10, 2021, manufacturers must establish a comprehensive management system to ensure manufacturing safety in accordance with applicable laws, regulations, national standards and industrial standards. Manufacturers not meeting relevant legal requirements are not permitted to commence their manufacturing activities.
Pursuant to the Good Manufacturing Practice effective on March 1, 2011, manufacturers of pharmaceutical products are required to establish production safety and labor protection measures in connection with the operation of their manufacturing equipment and manufacturing process.
Pursuant to applicable Chinese laws, rules and regulations, including the Social Insurance Law which became effective on July 1, 2011 and was amended on December 29, 2018, the Interim Regulations on the Collection and Payment of Social Security Funds which became effective on January 22, 1999 and was amended on March 24, 2019, Interim Measures concerning the Maternity Insurance of Employees which became effective on January 1, 1995, and the Regulations on Work-related Injury Insurance which became effective on January 1, 2004 and was subsequently amended on December 20, 2010, employers are required to contribute, on behalf of their employees, to a number of social security funds, including funds for basic pension insurance, unemployment insurance, basic medical insurance, work-related injury insurance and maternity insurance. If an employer fails to make social insurance contributions timely and in full, the social insurance collecting authority will order the employer to make up outstanding contributions within the prescribed time period and impose a late payment fee at the rate of 0.05% per day from the date on which the contribution becomes due. If such employer fails to make the overdue contributions within such time limit, the relevant administrative department may impose a fine equivalent to one to three times the overdue amount.
Regulations Relating to Foreign Exchange Registration of Offshore Investment by Chinese Residents
In July 2014, SAFE issued SAFE Circular 37 and its implementation guidelines. Pursuant to SAFE Circular 37 and its implementation guidelines, residents of mainland China (including Chinese institutions and individuals) must register with local branches of SAFE in connection with their direct or indirect offshore investment in an overseas special purpose vehicle, or SPV, directly established or indirectly controlled by Chinese residents for the purposes of offshore investment and financing with their legally owned assets or interests in domestic enterprises, or their legally owned offshore assets or interests. Such Chinese residents are also required to amend their registrations with SAFE when there is a change to the basic information of the SPV, such as changes of a Chinese resident individual shareholder, the name or operating period of the SPV or when there is a significant change to the SPV, such as changes of the Chinese individual resident’s increase or decrease of its capital contribution in the SPV, or any share transfer or exchange, merger, division of the SPV. Failure to comply with the registration procedures set forth in the SAFE Circular 37 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate, the capital inflow from the offshore entities and settlement of foreign exchange capital, and may also subject relevant onshore company or Chinese residents to penalties under Chinese foreign exchange administration regulations.
Regulations Relating to Employee Stock Incentive Plan
In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies, or the Stock Option Rules. In accordance with the Stock Option Rules and relevant rules and regulations, Chinese citizens or non-Chinese
citizens residing in mainland China for a continuous period of not less than one year, who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain procedures. We and our employees who are Chinese citizens or who reside in mainland China for a continuous period of not less than one year and who participate in our stock incentive plan will be subject to such regulation. In addition, the SAT has issued circulars concerning employee share options or restricted shares. Under these circulars, employees working in mainland China who exercise share options, or whose restricted shares vest, will be subject to Chinese individual income tax, or the IIT. The Chinese subsidiaries of an overseas listed company have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold IIT of those employees related to their share options or restricted shares. If the employees fail to pay, or the Chinese subsidiaries fail to withhold, their IIT according to relevant laws, rules and regulations, the Chinese subsidiaries may face sanctions imposed by the tax authorities or other Chinese government authorities.
Regulations Relating to Dividend Distribution
Pursuant to the China Company Law and Foreign Investment Law, and Regulations on Implementing the Foreign Investment Law, foreign investors may freely remit into or out of mainland China, in RMB or any other foreign currency, their capital contributions, profits, capital gains, income from asset disposal, intellectual property royalties, lawfully acquired compensation, indemnity or liquidation income and so on within the territory of mainland China.
In January 2017, the SAFE issued the Notice on Improving the Check of Authenticity and Compliance to Further Promote the Reform of Foreign Exchange Control, which stipulates several capital control measures with respect to outbound remittance of profits from domestic entities to offshore entities, including the following: (i) under the principle of genuine transaction, banks shall check board resolutions regarding profit distribution, the original version of tax filing records and audited financial statements; and (ii) domestic entities shall hold income to account for previous years’ losses before remitting the profits. Moreover, domestic entities shall provide detailed explanations of the sources of capital and the utilization arrangements and board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.
Regulations Relating to Foreign Exchange
The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, most recently amended in August 2008. Under the Foreign Exchange

Administration Regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of mainland China to pay capital expenses such as the repayment of foreign currency-denominated loans.
In August 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within mainland China. SAFE also strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. In March 2015, SAFE issued the Circular of the State Administration of Foreign Exchange on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or the SAFE Circular 19, which took effective and replaced SAFE Circular 142 on June 1, 2015. Although SAFE Circular 19 allows for the use of RMB converted from the foreign currency-denominated capital for equity investments in mainland China, the restrictions continue to apply as to foreign-invested enterprises’ use of the converted RMB for purposes beyond the business scope, for entrusted loans or for inter-company RMB loans. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to unassociated enterprises. Violations of SAFE Circular 19 or SAFE Circular 16 could result in administrative penalties.
The Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment was promulgated by SAFE in November 2012 and amended in May 2015, which substantially amends and simplifies the current foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts (e.g., pre-establishment
expenses accounts, foreign exchange capital accounts and guarantee accounts), the reinvestment of lawful incomes derived by foreign investors in mainland China (e.g. profit, proceeds of equity transfer, capital reduction, liquidation and early repatriation of investment), and purchase and remittance of foreign exchange as a result of capital reduction, liquidation, early repatriation or share transfer in a foreign-invested enterprise no longer require SAFE approval, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible before. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in mainland China shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in mainland China based on the registration information provided by SAFE and its branches.
In February 2015, SAFE promulgated the Circular on Further Simplifying and Improving the Policies Concerning Foreign Exchange Control on Direct Investment, or SAFE Circular 13, which took effect on June 1, 2015 and was amended in December 2019. SAFE Circular 13 delegates the authority to enforce the foreign exchange registration in connection with the inbound and outbound direct investment under relevant SAFE rules to certain banks and therefore further simplifies the foreign exchange registration procedures for inbound and outbound direct investment.

Regulations on Securities Offering and Listing outside of China
On December 24, 2021, the CSRC, promulgated the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or the Draft Administration Provisions, and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or the Draft Filing Measures, to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form.
The Draft Administration Provisions apply to overseas offerings by domestic companies of equity shares, depository receipts, convertible corporate bonds, or other equity-like securities, and overseas listing of the securities for trading. Both direct and indirect overseas securities offering and listing by domestic companies would be regulated, of which the former refers to securities offering and listing in an overseas market made by a joint-stock company incorporated domestically, and the latter refers to securities offering and listing in an overseas market made in the name of an offshore entity, while based on the underlying equity, assets, earnings or other similar rights of a domestic company which operates its main business domestically. According to the Draft Filing Measures, if an issuer meets the following conditions, the offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) the total assets, net assets, revenues or gross profits of the domestic company(ies) of the issuer in the most recent financial year account for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements over the same period; (ii) the majority of the senior management in charge of business operation and management of the issuer are Chinese citizens or habitually reside in China, and its main places of business operation are located in China or main business activities are conducted in China.
Under the Draft Administration Provisions and the Draft Filing Measures, a filing-based regulatory system would be implemented covering both direct and indirect overseas offering and listing. For an indirect initial public offering and listing in an overseas market, the issuer shall designate a major domestic operating entity to submit the filing documents to the CSRC, including but not limited to this prospectus within three working days after such application of overseas offering and listing is submitted. The CSRC would, within 20 working days if filing documents are complete and in compliance with the stipulated requirements, issue a filing notice thereof and publish the filing information on the CSRC’s official website. While for confidential filings of overseas offering and listing application documents, the designated filing entity may apply for an extension of the publication of such filing. The issuer shall report to the CSRC within three working days after the overseas offering and listing application documents become public. In addition, after the issuer completes the overseas initial public offering and listing, it shall file the status of overseas offering and listing as required by the CSRC.
Meanwhile, overseas offering and listing would be prohibited under certain circumstances, including but not limited to that (i) the offering and listing are expressly forbidden by the Chinese laws, regulations and relevant rules; (ii) the intended overseas securities offering and listing constitute a threat to or endanger national security as reviewed and determined by competent authorities under the State Council in accordance with laws or (iii) there are material disputes with regard to the ownership of the equity, major assets, and core technologies, etc. If a domestic company falls into the circumstances where overseas offering and listing is prohibited prior to the overseas offering and listing, the CSRC and the competent authorities under the State Council shall impose a postponement or termination of the intended overseas offering and listing. The CSRC may cancel the corresponding filing if the intended overseas offering and listing application documents has been filed.
If domestic companies fail to fulfill the above-mentioned filing procedures or offer and list in an overseas market against the prohibited circumstances, they would be warned and fined up to RMB10 million and even ordered to suspend relevant business or halt operation for rectification, revoke relevant business permits or business license in severe cases. The controlling shareholders, actual controllers, directors, supervisors, and senior management of such domestic companies would be warned and fined up to RMB5 million separately or aggregately.

Other Chinese National- and Provincial-Level Laws and Regulations
We are subject to changing regulations under many other laws and regulations administered by governmental authorities at the national, provincial and municipal levels, some of which are or may become applicable to our business. For example, regulations control the confidentiality of patients’ medical information and the circumstances under which patient medical information may be released for inclusion in our databases or released by us to third parties. These laws and regulations governing both the disclosure and the use of confidential patient medical information may become more restrictive in the future.
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
As of January 31, 2022, our commercialization team consisted of approximately 945 sales and marketing staff, covering major medical centers across Greater China. Our commercialization team has a proven track record and experience from leading oncology multinational pharmaceutical companies including AstraZeneca, Roche, Novartis and BMS in Greater China. Our commercial team has capabilities that cover the product sales cycle, including medical affairs, market access, and distributor management. We tailor our commercialization strategies according to our individual products and their different market potential to drive product launch. For ZEJULA, we plan to increase market penetration in mainland China, accelerate sales in the growing 1L maintenance market in part through ZEJULA’s inclusion on NRDL effective in January 2022, which we anticipate will allow us to make ZEJULA available to more hospitals and patients during 2022. For Optune, we plan to increase brand perception and adoption in mainland China and provide more post-launch product support services for patients. For NUZYRA, in March 2020, we entered into a contract sales agreement with Huizheng (Shanghai) Pharmaceutical Technology Co., Ltd., or Hanhui, a direct wholly owned subsidiary of Hanhui Pharmaceutical Co., Ltd., one of the leading pharmaceutical companies for antibiotics in mainland China. The agreement allows us to use Hanhui’s existing infrastructure for the potential future commercial launch of NUZYRA in mainland China. For QINLOCK, we plan to continuously enhance physicians’ education to attempt to establish QINLOCK as standard of care in 4L GIST in mainland China.
Our Distribution Channel
We rely on independent third-party distributors in Greater China to sell our commercialized products, which is consistent with the pharmaceutical industry norm. We believe that distributors help us effectively execute our marketing strategies specifically tailored to each geographical location and the hospitals located within their distribution territories across mainland China. During 2020, after we launched ZEJULA and Optune in mainland China, we started to engage distributors. Our commercial relationship with the distributors we use is a seller and buyer relationship. Accordingly, we recognize product revenue when our products are delivered to and accepted by the distributors. For the years ended December 31, 2021 and 2020, the aggregate amount of product revenue generated from our five largest customers accounted for approximately 39.9% and 48.6% of our product revenue, respectively.

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
MANUFACTURING AND SUPPLY
Our Manufacturing Facilities
We currently operate two manufacturing facilities in Suzhou, China, which support the clinical and commercialized production of certain of our products and development candidates, including ZEJULA. We do not manufacture Optune; instead, we source Optune from our licensor, Novocure. Since the construction of a cGMP-compliant small molecule facility in Suzhou with manufacturing facility of producing 50 million units per year for oral solid dosage form. In 2021, the small molecule facility in Suzhou added a new capability of early clinical manufacturing workshop for oral solids with capacity of approximately 30,000 units/batch. Additional R&D capability for small molecule CMC was enabled in Suzhou that supported technology transfer, process development, and method validation. Supplies of multiple projects including Simurosertib for global clinical trials, have been successfully manufactured. In 2021, we received market authorization for both Omdacycline for Injection and Omdacycline Tablets and successfully launched the Omdacycline for Injection in 2021. The Omdacycline for Injection is manufactured by Zhejiang Hisun Pharmaceutical Co., Ltd., and the Omdacycline Tablet is manufactured by Haimen Pharm. QINLOCK is manufactured in the United States and imported to China by us.
In 2018, we completed construction of a large molecule facility in Suzhou using Cytiva FlexFactory platform technology capable of supporting the clinical production of our product candidates. The annual production capacity of our large molecule manufacturing capacity is up to 12 to 18 200L or 1000L clinical batches, respectively. We are investing in the expansion of our large molecule manufacturing facility in anticipation of the increased activities of our internally developed pipeline. Although we expect our two manufacturing facilities to be able to satisfy the commercial as well as clinical needs and support the growth of our business in the near future, we acquired land use rights in Suzhou that can be used to expand our manufacturing and research needs in the future. We believe that possessing manufacturing and commercialization capabilities presents benefits, which include maintaining better control over the quality and compliance of our operations with increasingly stringent industry regulations. See “Risk Factors—We have limited experience manufacturing our products and product candidates on a large clinical or commercial scale.”
Our two manufacturing facilities feature an oral solid dosage and a biological processing/formulation production line designed to comply with both the PRC and PIC/S drug manufacturing standards. The facilities cover the entire production process from mixing, roller compression, tableting to bottling. We procure our manufacturing equipment from leading domestic and international suppliers. We have acquired manufacturing licenses for both oral solid dosage and biological facilities. We have passed an onsite inspection by the NMPA for ZEJULA, our first commercialized product. Additionally, we obtained the Marketing Authorization Holder (MAH) manufacturing license for ZEJULA and NUZYRA. We are or will be dependent on third party manufacturers for the manufacture of certain of our products and product candidates as well as on third parties for our supply chain, and if any of these third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices, our business could be harmed. As of January 31, 2022, our manufacturing team consisted of approximately 81 employees.

Contract Manufacturing Organizations
We outsource to a limited number of external CMOs the production of some product substances and products, and we expect to continue to do so to meet the pre-clinical,
clinical and commercial requirements of our products and product candidates. By outsourcing a portion of our manufacturing activities, we can increase our focus on core areas of competence such as product candidate development, commercialization and research. We have adopted procedures to ensure that the production qualifications, facilities and processes of our third-party CMOs comply with the relevant regulatory requirements and our internal guidelines. We select our CMOs by taking into account a number of factors, including their qualifications, relevant expertise, production capacity, geographic proximity, reputation, track record, product quality, reliability in meeting delivery schedules and terms offered by such CMOs. The CMOs with which we contract provide services to us on a short-term and project-by-project
basis. Our agreements with the CMOs typically specify requirements, including, but not limited to, product quality or service details, technical standards or methods, delivery terms, agreed price and payment and product inspection and acceptance criteria. The CMOs procure the necessary raw materials themselves.
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
Additional information about the competition that our marketed products face is set forth below in “Part I—Item 1A—Risk Factors” included in this Annual Report on Form
10-K.
INSURANCE
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
HUMAN CAPITAL RESOURCES
As of January 31, 2022, we had approximately 1,951 full-time employees, of which 1,862 were located in Greater China and 89 were not. The number of full-time employees by function as of such date was as follows:

By Function	Number of employees
Research and Development	788
Commercial	945
Manufacturing	81
General and Administrative*	137
Total	1,951

*	Includes finance, legal, human resources, information technology and other general and administrative functions.
Our management executive team is comprised of our CEO and her direct reports who, collectively, have management responsibility for our business. Our management team places significant focus and attention on matters concerning our human capital assets-particularly our diversity, capability development and succession planning. Accordingly, we regularly review employee development for each of our functions to identify and develop our pipeline of talent. Across our broader population, approximately 58% of full-time employees are women. We have programs in place to attract and retain talent, including stock-based compensation and cash performance awards as well as tuition support for technical and other training. We also have a performance management and talent development process in which managers provide regular feedback and coaching to develop employees.
Our worldwide teams are united by a common mission. We are committed to encouraging a culture of open communication where employees can ask questions, raise concerns and contribute creative solutions. Our management team routinely makes themselves available to all employees, including in regular town hall events that encourage open dialogue.
We provide formal and comprehensive company-level and department-level training to our new employees followed by on-the-job
training. We also provide training and development programs to our employees from time to time to ensure their awareness and compliance with our various policies and procedures. Given our emphasis on operating a fully integrated platform for our product candidate development processes, some of the training is conducted jointly by different groups and departments serving different functions but working with or supporting each other in our day-to-day
operations.
As required under Chinese regulations, we participate in housing fund and various employee social security plans that are organized by applicable local municipal and provincial governments, including housing, pension, medical, work-related injury, maternity, and unemployment benefit plans, under which we make contributions at specified percentages of the salaries of our employees.
None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we have not experienced any work stoppages. We believe that we maintain a good working relationship with our employees. We have not experienced any material labor disputes or any difficulty in recruiting staff for our operations.
Further, to help achieve the Company’s mission, we have begun integrating environmental protection, social responsibility, and governance practices, or ESG, into the Company’s daily operations. The Company’s executive management team is responsible for the development and delivery of the Company’s ESG priorities, strategies, and plans. In 2021, the Company hired Mr. Jim Massey as its Chief Sustainability Officer, who is responsible for the day-to-day
management of the enterprise ESG program, and the Nominating and Governance Committee of the Board of Directors assumed oversight for all ESG matters. In September 2021, the Company issued its first ESG report, aligned to industry appropriate standards set by the Sustainable Accountability Standards Board, with influence from other sources, including the United Nations Sustainable Development Goals and guidelines of Institutional Shareholders Services. In 2022, the Company will conduct its first materiality process review focused on
ESG-related
issues. The Company will engage with key stakeholders including patients, employees, partners, and investors to inform its long-term ESG strategy with prioritized material topics, goals, and timelines.
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
RISK MANAGEMENT AND INTERNAL CONTROL RISK MANAGEMENT
We have adopted a consolidated risk management methodology and program which sets out a risk management framework to identify, assess, evaluate and monitor key risks associated with our strategic objectives on an on-going
basis. The Audit Committee of our Board of Directors, and ultimately our Directors, supervise the implementation of our risk management programs. Risks identified by management will be analyzed on the basis of likelihood and impact and will be properly followed up and mitigated and rectified by management and reported to our Directors.
The following key principles outline our approach to risk management and internal control:

•	Our Board is responsible for establishing our risk management and internal control system and reviewing its effectiveness.

•
Our Audit Committee oversees and manages the overall risks associated with our business operations, including (i) developing, reviewing, and approving our risk management programs and procedures to ensure that it is consistent with our corporate objectives; (ii) monitoring the most significant risks associated with our business operation and our management’s handling of such risks; (iii) reviewing our corporate risk matrix in the light of our corporate risk tolerance; (iv) reviewing the significant residual risks and the need to set up mitigating controls; and (v) monitoring and ensuring the appropriate application of our risk management framework across the company.

•
Our Chief Legal Officer, Mr. F. Ty Edmondson, is responsible for (i) formulating and updating our risk management program and target; (ii) reviewing and approving major risk management issues of the Company; (iii) promulgating risk management measures; (iv) providing guidance on our risk management approach to the relevant departments in the Company; (v) reviewing the relevant departments’ reporting on key risks and providing feedbacks; (vi) supervising the implementation of our risk management measures by the relevant departments; (vii) ensuring that the appropriate structure, processes and competencies are in place across the Company; (viii) developing and operating an enterprise risk management program for the Company, the results of which are reported to the Audit Committee throughout the year; (ix) developing and managing the Company’s government affairs efforts; (x) reporting to our Audit Committee on our material risks; and (xi) coordinating and providing updates to the Board of Directors as necessary.

•	The relevant departments in the Company are responsible for implementing our risk management program under the oversight of our Legal and Compliance Departments.

•	Our Finance Department is responsible for developing and implementing our internal controls systems.
As of December 31, 2021, there were no material outstanding issues relating to our risk management and internal controls.
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
Our investment strategy aims to minimize risks by reasonably and conservatively matching the maturities of the portfolio to anticipated operating cash needs. We make our investment decisions on a case-by-case
basis after thoroughly considering a number of factors, including, but not limited to, the macro-economic environment, general market conditions and the expected profit or potential loss of the investment. Our portfolio to date has been required to hold only instruments with an effective final maturity of twelve months or less, with effective final maturity being defined as the obligation of the issuer to repay principal and interest. Under our investment policy, we are prohibited from investing in high-risk products and the proposed investment must not interfere with our business operations or capital expenditures. We may invest in time deposits, consistent with our investment policy, when we believe it is prudent to do so.
We believe that our internal investment policy and the related risk management mechanisms are adequate. As of December 31, 2021, our investment decisions did not deviate from our investment policy.
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
Cayman Islands. Our website address is www.zailaboratory.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form
10-K,
and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form
10-K.
We own various registered trademarks, trademark applications and unregistered trademarks and service marks, including various forms of the “ZAI LAB” and “
再鼎医药
” brands, as well as domain names incorporating some or all of these trademarks and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this Annual Report on Form
10-K
are the property of their respective holders. Solely for convenience, some of the trademarks and trade names in this document are referred to without the
®
and
™
symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of, any other company.
Available Information
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC, in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form
20-F
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

Item 1A. Risk Factors
Risk Factors
The following section includes the most significant factors that we believe may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this Annual Report on Form
10-K,
including our financial statements and the related notes and “Part II
—
Item 7
—
Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our ADSs or ordinary shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our ADSs and ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Doing Business in China
The uncertainties in the Chinese legal system could materially and adversely affect us.
In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investments in mainland China. However, mainland China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in mainland China. In particular, the Chinese legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules may not be uniform and enforcement of these laws, regulations and rules involves uncertainties. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us. Furthermore, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in mainland China may be protracted, resulting in substantial costs and diversion of resources and management attention.
On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to enhance its enforcement against illegal activities in the securities markets and promote the high-quality development of capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and
judicial cooperation, to enhance supervision over Chinese companies listed overseas, and to establish and improve the system of extraterritorial application of the Chinese securities laws. Since this document is relatively new, uncertainties exist in relation to how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like us.
It is especially difficult for us to accurately predict the potential impact on the Company of new legal requirements in mainland China because the Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.
Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our ordinary shares and/or our ADSs.
The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or mainland China, including imposing several rounds of tariffs affecting certain products manufactured in mainland China, imposing certain sanctions and restrictions in relation to mainland China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the United States or to China, our industry or on us. We conduct pre-clinical
and clinical activities and have business operations both in the United States and mainland China. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect the competitive position of our drug products, the hiring of scientists and other research and development personnel, the demand for our drug products, the import or export of raw materials in relation to drug development, our ability to raise capital, the market price of our ordinary shares and/or our ADSs or prevent us from selling our drug products in certain countries.
Furthermore, the SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with a Variable Interest Entity, or a VIE, structure. We do not have a VIE structure and are not in an industry that is subject to foreign ownership limitations in mainland China. Further, we believe that we have robust disclosures relating to our operations in mainland China, including the relevant risks noted in Chairman Gensler’s statement. However, the Company’s periodic reports and other filings with the SEC may be subject to enhanced review by the SEC, and this additional scrutiny could affect our ability to effectively raise capital in the United States.
In response to the SEC’s July 30, 2021 statement, the CSRC announced on August 1, 2021, that “[i]t is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of Chinese companies listed in the United States so as to form stable policy expectations and create benign rules framework for the market.” While the CSRC will continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” it emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.”
If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated, if the U.S. or Chinese government take retaliatory actions due to the recent U.S.-China tension or if the Chinese government exerts more oversight and control over securities offering that is conducted in the United States, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our ordinary shares and/or our ADSs.
The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of our ADSs or ordinary shares, including potentially making those ADSs or ordinary shares worthless.
The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the life sciences industry that could require us to seek permission from Chinese authorities to continue to operate our business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in mainland China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any such action, if taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer ADSs or ordinary shares to our investors and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless.
The audit report included in this Annual Report on Form
10-K
was prepared by an auditor who is not inspected by the U.S. Public Company Accounting Oversight Board, or the PCAOB, and as such, you are deprived of the benefits of such inspection, we may be subject to additional Nasdaq listing criteria or other penalties and our ADSs may be delisted from the U.S. stock market.
Auditors of companies that are registered with the SEC and traded publicly in the United States, including the independent registered public accounting firm of the Company, must be registered with the PCAOB, and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. Because substantially all of our operations are within mainland China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditor is not currently inspected by the PCAOB.
Inspections of auditors conducted by the PCAOB outside mainland China and Hong Kong have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in mainland China and Hong Kong prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors are deprived of the benefits of PCAOB inspections and may lose confidence in our reported financial information and procedures and the quality of our financial statements.
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular under Chinese law, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress, which if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the Nasdaq of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting Chinese companies from accessing U.S. capital markets.
On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, or the HFCA Act, which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a
non-U.S.
authority in the auditor’s local jurisdiction and to prohibit the securities of such issuers that have has three consecutive non-inspection
years from being traded on U.S. national securities exchanges such as the Nasdaq. The U.S. House of Representatives passed the HFCA Act on December 2, 2020, and the HFCA Act was signed into law on December 18, 2020. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and departments with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. On November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in China-based issuers and summarizing enhanced disclosures the SEC recommends China-based issuers make regarding such risks.
On September 22, 2021, the PCAOB adopted PCAOB Rule 6100,
 Board Determinations Under the Holding Foreign Companies Accountable Act
, implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. PCAOB Rule 6100 establishes the manner of the PCAOB’s determinations; the factors the PCAOB will evaluate and the documents and information it will consider when assessing whether a determination is warranted; the form, public availability, effective date, and duration of such determinations; and the process by which the PCAOB will reaffirm, modify or vacate any such determinations. On November 5, 2021, the SEC announced that it has approved Rule 6100. On December 2, 2021, the SEC adopted an amendment to finalize the rules implementing the submission and disclosure requirements in the HFCA Act and those rules became effective on January 10, 2022. We will be required to comply with these rules if the SEC identifies us as a Commission-Identified Issuer (as defined in the final rules), and the SEC could prohibit the trading of our securities on national securities exchanges if we are identified as a Commission-Identified Issuer. Under the HFCA Act, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our ADSs being delisted.
Additionally, in October 2021, Nasdaq adopted additional listing criteria applicable to companies that primarily operate in jurisdictions where local regulators impose secrecy laws, national security laws or other laws that restrict U.S. regulators from accessing information relating to the issuer, or a Restrictive Market. Under the new rule, whether a jurisdiction permits PCAOB inspection would be a factor in determining whether a jurisdiction is deemed by the Nasdaq to be a Restrictive Market. Mainland China and Hong Kong will likely be determined to be Restrictive Markets and, as a result, the Nasdaq may impose on us additional continued listing criteria or deny continued listing of our securities on the Nasdaq.
Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, or AHFCA Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On January 25, 2022, a similar bill, H.R. 4521, The America COMPETES Act of 2022, was introduced in the House of Representatives which, if enacted, like the AHFCA would prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years.
While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in mainland China and Hong Kong, there can be no assurance that we or our auditor will be able to comply with the requirements imposed by U.S. regulators or Nasdaq. We are evaluating, designing, and implementing additional business processes and control changes to meet the requirements of the HFCA Act, which we believe will enable us to engage an independent public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year
(or two-year
under the AHFCA Act) deadline of the HFCA Act. However, any business processes and control changes that we may implement may not be sufficient or may take time for us to implement and they ultimately may not be successful. We may also be subject to enforcement under the HFCA Act, the rules implementing the act that may be adopted by the SEC, and any other similar legislation that may be enacted into law or executive orders that may be adopted in the future. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by the rules that may be adopted by the SEC under the HFCA Act (or, if enacted into law, the AHFCA Act or the America COMPETES Act of 2022). Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares. Although our ordinary shares are listed in Hong Kong, investors may face difficulties in converting their ADSs into ordinary shares and migrating the ordinary shares to Hong Kong or may incur increased costs or suffer losses in order to do so. The market price of our ADSs could be materially adversely affected as a result of anticipated negative impacts of these rules and executive, regulatory or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in mainland China and Hong Kong that are listed in the United States, regardless of whether these rules and executive, regulatory or legislative actions are implemented and regardless of our actual operating performance.

Failure to adopt effective contingency plans may also have a material adverse impact on our business and the price of our ADSs and ordinary shares.
Proceedings brought by the SEC against China-based accounting firms could result in our inability to file future financial statements in compliance with the requirements of the Exchange Act.
In December 2012, the SEC instituted administrative proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against China-based accounting firms alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ audit work papers with respect to certain Chinese companies under the SEC’s investigation. On January 22, 2014, the administrative law judge, or ALJ, presiding over the matter rendered an initial decision that each of the firms had violated the SEC’s rules of practice by failing to produce audit workpapers to the SEC. The initial decision censured each of the firms and barred them from practicing before the SEC for a period of six months. On February 12, 2014, certain of these China-based accounting firms appealed the ALJ’s initial decision to the SEC. On February 6, 2015, the four China-based accounting firms each agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit U.S.-listed companies. The settlement required the firms to follow detailed procedures and to seek to provide the SEC with access to Chinese firms’ audit documents via the CSRC, in response to future document requests by the SEC made through the CSRC. If the China-based accounting firms fail to comply with the documentation production procedures in the settlement agreement or if there is a failure of the process between the SEC and the CSRC, the SEC could restart the proceedings against the firms.
In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major Chinese operations may find it difficult or impossible to retain auditors in respect of their operations in mainland China, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding China-based, United States-listed companies and the market price of our ADSs may be adversely affected.
If the accounting firms are subject to additional remedial measures, our ability to file our financial statements in compliance with SEC requirements could be impacted. A determination that we have not timely filed financial statements in compliance with SEC requirements would substantially reduce or effectively terminate the trading of our ADSs in the United States.
Compliance with China’s Data Security Law, Cyber Security Law, Cybersecurity Review Measures, the PIPL, the Regulation on the Administration of Human Genetic Resources, the Biosecurity Law, and any other future laws and regulations may entail significant expenses and could materially affect our business. Our failure to comply with such laws and regulations could lead to government enforcement actions and significant penalties against us, materially and adversely impacting our operating results.
China has implemented extensive data protection, privacy, and information security rules and is considering a number of additional proposals relating to these subject areas. Based on our understanding of these laws, regulations, and policies—some of which were only recently enacted—and the government regulators’ interpretation of those legal requirements as applied to life sciences companies like us, we believe we are compliant with all of our material legal obligations. Nevertheless, we face significant uncertainties and risks which, as explained below, may materially and adversely affect our operations.
We maintain personally identifiable health information of patients in mainland China in limited situations. We also collect and maintain de-identified
or anonymized health data for clinical trials in compliance with local regulations. This data could be deemed by government regulators to be “personal information” or “important data.” With mainland China’s growing emphasis on its sovereignty over data derived from mainland China, the outbound transmission of
de-identified
health data for clinical trials may be subject to the new national security legal regime, including the Data Security Law, the Cyber Security Law of the People’s Republic of China, or the Cyber Security Law, the PIPL, the Regulation on the Administration of Human Genetic Resource, and various implementing regulations and standards.
China’s Data Security Law took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in mainland China from transferring data stored in mainland China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. The classification of data is based on its importance in economic and social development, as well as the degree of harm expected to be caused to national security, public interests, or the legitimate rights and interests of individuals or organizations if such data is tampered with, destroyed, leaked, or illegally acquired or used. The security assessment mechanism was also included in the PIPL, which was promulgated in August 2021 and became effective on November 1, 2021, for the Chinese government to supervise certain cross-border transfers of personal information.
Additionally, the Cyber Security Law, which became effective in 2017, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that companies adopt a multi-level protection scheme, or MLPS, under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities’ operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong—from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.
Under the Cyber Security Law and Data Security Law, we are required to establish and maintain a comprehensive data and network security management system that will enable us to monitor and respond appropriately to data security and network security risks. We will need to classify and take appropriate measures to address risks created by our data processing activities and use of networks. We are obligated to notify affected individuals and appropriate Chinese regulators of and respond to any data security and network security incidents. Establishing and maintaining such systems takes substantial time, effort and cost, and we may not be able to establish and maintain such systems as fully as needed to ensure compliance with our legal obligations. Despite our investment, such systems may not adequately protect us or enable us to appropriately respond to or mitigate all data security and network security risks or incidents we face.
Furthermore, under the Data Security Law, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, is to be processed and handled with a higher level of protection. The notion of important data is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business-sensitive or network security-sensitive details regarding our processing of important data and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in mainland China with judicial and law enforcement authorities outside of mainland China. If judicial and law enforcement authorities outside mainland China require us to provide data stored in mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of mainland China.
Recently, the CAC has taken action against several Chinese internet companies listed on U.S. securities exchanges for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Cybersecurity Review Measures, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.”
On July 10, 2021, the CAC published a revised draft revision to the existing Cybersecurity Review Measures for public comment, or the Revised Draft CAC Measures, and together with 12 other Chinese regulatory authorities, released the final version of the Revised Draft CAC Measures, or the Revised CAC Measures, on January 4, 2022, which came into effect on February 15, 2022. Pursuant to the Revised CAC Measures, critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review.
On November 14, 2021, the CAC further published the Regulations on Network Data Security Management (Draft for Comment), or the Draft Management Regulations, under which data processors refer to individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion. The Draft Management Regulations reiterate that data processors shall be subject to cybersecurity review if they process personal information of more than one million persons and aiming to list on foreign stock markets, or the data processing activities influence or may influence national security. The Draft Management Regulations also request data processors seeking to list on foreign stock markets to annually assess their data security by themselves or through data security service organizations and submit the assessment reports to relevant competent authorities. As the Draft Management Regulations was released only for public comment, the final version and the effective date thereof may be subject to change with substantial uncertainty.
As of the date of this Annual Report on Form 10-K, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator” or “online platform operator”, or requiring us to go through the cybersecurity review procedures pursuant to the Revised CAC Measures and the Draft Management Regulations. Based on our understanding of the Revised CAC Measures, and the Draft Management Regulations if enacted as currently proposed, we do not expect ourselves to become subject to cybersecurity review by the CAC for issuing securities to foreign investors, given that: (i) the clinical and preclinical data we handle in our business operations, either by its nature or in scale, do not normally trigger significant concerns over mainland China’s national security; and (ii) we have not processed, and do not anticipate to process in the foreseeable future, personal information for more than one million users or persons. However, there remains uncertainty as to how the Revised CAC Measures, and the Draft Management Regulations if enacted as currently proposed, will be interpreted or implemented and whether Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised CAC Measures and the Draft Management Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised CAC Measures, the Draft Management Regulations or other laws and regulations related to privacy, data protection and information security.
On October 29, 2021, the CAC published the Measures on Security Assessment of Outbound Data Transfers (Draft for Comment), or the Draft Measures. The Draft Measures are enacted in accordance with the Cyber Security Law, the Data Security Law and the PIPL. Under the Draft Measures, a data processor would be subject to mandatory security assessment for transfers of data out of mainland China under any of the following circumstances: (i) where the outbound data is personal information and important data collected and generated by critical information infrastructure operators; (ii) where the outbound data contains important data; (iii) where a personal information processor that has processed personal information of more than one million people transfers personal information overseas; (iv) where the personal information of more than 100,000 people or sensitive personal information of more than 10,000 people is transferred overseas accumulatively; or (v) other circumstances under which a security assessment of outbound data transfers is required as prescribed by the CAC. It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. Mainland China’s regulators may impose penalties for non-compliance
ranging from fines or suspension of operations, and this could lead to us delisting from the U.S. stock market. Currently, we have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and we have not received any inquiry, notice, warning, or sanction in such respect.
The National People’s Congress released the PIPL, which became effective on November 1, 2021. The PIPL provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in mainland China, and the processing of personal information of persons in mainland China outside of mainland China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of persons in mainland China. The PIPL also provides that “critical information infrastructure operators” and “personal information processors” who process personal information meeting a volume threshold to be set by Chinese cyberspace regulators are also required to store in mainland China personal information generated or collected in mainland China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the PIPL provides for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and violators may also be ordered to suspend any related activity by competent authorities. We do not believe that, based on our understanding of the PIPL and its current and draft supplementing rules released by the authorities, and subject to further interpretation that may be released and enacted in the future, that we are either a critical information infrastructure operator or process a sufficient amount of personal information to be a personal information processor subject to the above storage and security assessment requirements.
In addition, certain industry-specific laws and regulations affect the collection and transfer of personal data in mainland China. For example, the Regulation on the Administration of Human Genetic Resources, or the HGR Regulation, promulgated by the State Council of the People’s Republic of China, or the State Council, which became effective on July 1, 2019, applies to activities that involve collection, biobanking, use of human genetic resources (HGR), which includes the genetic materials with respect to organs, tissues, cells and other materials that contain the human genome, genes and other genetic substances (the China Biospecimens) and derived data in China (together with the China Biospecimens, the China-Sourced HGR), and the provision of such items to foreign parties or entities established or actually controlled by them. The HGR Regulation prohibits both onshore and offshore entities established or actually controlled by foreign entities and individuals from collecting or biobanking any China-Sourced HGR in China, as well as providing such China-Sourced HGR outside of China. Chinese parties are required to seek an advance approval for the collection and biobanking of all China-Sourced HGR. Approval for any export or cross-border transfer of China-Sourced HGR in the form of biospecimens is required, and transfer of derived data by Chinese parties to foreign parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data with the Human Genetic Resources Administration Office of China, or HGRAC, for record purposes and to obtain a notification filing number in order to transfer the data. The HGR Regulation also requires that foreign parties or entities established or actually controlled by them ensure the full participation of Chinese parties in international collaborations and share all records and data with the Chinese parties.
To further tighten the control of China-Sourced HGR, the SCNPC issued the Eleventh Amendment to the Criminal Law of the People’s Republic of China on December 26, 2020, which became effective on March 1, 2021, criminalizing the illegal collection of China-Sourced HGR and the illegal transfer of China-sourced biospecimens outside of mainland China. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to seven years and/or a criminal fine. In October 2020, the SCNPC adopted the Biosecurity Law of the People’s Republic of China, or the Biosecurity Law, which became effective on April 15, 2021. The Biosecurity Law will establish an integrated system to regulate biosecurity-related activities in mainland China, including, among others, the security regulation of HGR and biological resources. The Biosecurity Law for the first time expressly declared that mainland China has sovereignty over its HGR, and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of China-Sourced HGR by foreign parties or entities established or actually controlled by them in mainland China. Though the Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by mainland China’s highest legislative authority, it gives mainland China’s primary regulator of HGR, the Ministry of Science and Technology, or MOST, significantly more power and discretion to regulate HGR and it is expected that the overall regulatory landscape for China-Sourced HGR will evolve and become even more rigorous and sophisticated. In addition, the interpretation and application of data protection laws in mainland China and elsewhere are often uncertain and in flux.
So far, the HGRAC has disclosed a number of HGR violation cases. In one case, the sanctioned party was the Chinese subsidiary of a multinational pharmaceutical company that was found to have illegally transferred certain biospecimens to CROs for conducting certain unapproved research. In addition to a written warning and confiscation of relevant HGR materials, the Chinese subsidiary of the multinational pharmaceutical company was requested by the HGRAC to take rectification measures and was also banned by the HGRAC from submitting any clinical trial applications until the HGRAC was satisfied with the rectification results, which rendered it unable to initiate new clinical trials in mainland China until the ban was lifted. In another case, the CRO engaged by the Chinese subsidiary of a multinational pharmaceutical company was found to have forged an ethics committee approval in order to accelerate the HGRAC approval. Both the Chinese subsidiary of the multi-national pharmaceutical company and the CRO were debarred from initiating new applications for a period of 6 to 12 months, respectively.
Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with the Cyber Security Law, the Data Security Law and other related laws and regulations could significantly increase the cost to us of providing our products, require significant changes to our operations or even prevent us from providing certain products in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, products or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. If the Chinese parties fail to comply with data privacy and cybersecurity laws, regulations and practice standards, and our research data is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, we may lose our confidential information and be subject to litigation and government enforcement actions. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our or our collaborators’ practices, potentially resulting in suspension of relevant ongoing clinical trials or delays in the initiation of new trials, confiscation of China-Sourced HGR, administrative fines, disgorgement of illegal gains or temporary or permanent debarment of our or our collaborators’ entities and responsible persons from further clinical trials and, consequently, a de-facto
ban on the debarred entities from initiating new clinical trials in mainland China. In addition, a data breach affecting personal information, including health information, or a failure to comply with applicable requirements could result in significant management resources, legal and financial exposure and reputational damage that could potentially have a material adverse effect on our business and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital in the U.S. market in the future.
The national security legal regime imposes stricter data localization requirements on personal information and human health-related data and requires us to undergo cybersecurity or other security review, obtain government approval or certification, or put in place certain contractual protections before transferring personal information and human health-related data out of mainland China. As a result, personal information, important data and health and medical data that we or our customers, vendors, clinical trial sites, pharmaceutical partners and other third parties collect, generate or process in mainland China may be subject to such data localization requirements and heightened regulatory oversight and controls. We may need to maintain local data centers in mainland China, conduct security assessments, or obtain the requisite approvals from the Chinese government for the transmission outside of mainland China of such controlled information and data, which could significantly increase our operating costs or cause delays or disruptions in our business operations in and outside mainland China. We expect that the evolving regulatory interpretation and enforcement of the national security legal regime will lead to increased operational and compliance costs and will require us to continually monitor and, where necessary, make changes to our operations, policies, and procedures. If our operations, or the operations of our CROs, licensees or partners, are found to be in violation of these requirements, we may suffer loss of use of data, suffer a delay in obtaining regulatory approval for our products, be unable to transfer data out of mainland China, be unable to comply with our contractual requirements, suffer reputational harm or be subject to penalties, including administrative, civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. If any of these were to occur, it could materially adversely affect our ability to operate our business and our financial results.
The economic, political and social conditions in mainland China, as well as governmental policies, could affect the business environment and financial markets in mainland China, our ability to operate our business, our liquidity and our access to capital.
A substantial portion of our operations (including our commercial operations) are conducted in mainland China. Accordingly, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in mainland China as well as mainland China’s economic, political, legal and social conditions in relation to the rest of the world. Mainland China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While mainland China’s economy has experienced significant growth over the past 40 years, growth has been uneven across different regions and among various economic sectors of mainland China. The Chinese government has implemented various measures to encourage economic development, data protection and allocation of resources. Some of these measures may benefit the overall economy in mainland China but may have a negative effect on us. Our financial condition and results of operations may be adversely affected by government control, perceived government interference and/or changes in tax, cyber and data security, capital investments, cross-border transaction and other regulations that are currently or may in the future be applicable to us. Recently, Chinese regulators have announced regulatory actions aimed at providing the Chinese government with greater oversight over certain sectors of mainland China’s economy, including the for-profit
education sector and technology platforms that have a quantitatively significant number of users located in mainland China. Although the biotech industry is already highly regulated in mainland China and while there has been no indication to date that such actions or oversight would apply to companies that are similarly situated as us and that are pursuing similar portfolios of drug products and therapies as us, the Chinese government may in the future take regulatory actions that materially adversely affect the business environment and financial markets in mainland China as they relate to us, our ability to operate our business, our liquidity and our access to capital.
If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, the value of our ADSs or ordinary shares may decline in value or become worthless.
In July 2021, the Chinese government provided new guidance on Chinese companies raising capital outside of mainland China, including through arrangements called variable interest entities, or VIEs. Currently, our corporate structure contains no variable interest entities and we are not in an industry that is subject to foreign ownership limitations in mainland China. However, there are uncertainties with respect to the Chinese legal system and there may be changes in laws, regulations and policies, including how those laws, regulations and policies will be interpreted or implemented. If in the future the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently, the value of our ADSs or ordinary shares may decline or become worthless.
The approval of, filing or other procedures with the CSRC or other Chinese regulatory authorities may be required in connection with issuing securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures.
The Chinese government has exercised, and may continue to exercise, substantial influence or control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in mainland China could be undermined if our Chinese subsidiaries are not able to obtain or maintain approvals to operate in mainland China. The central or local governments could impose new, stricter regulations or interpretations of existing regulations that could require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.
As of the date of this Annual Report on Form
10-K,
we are not required to obtain approval or prior permission from the CSRC or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. However, the CSRC recently released the Draft Rules for public comment. If the Draft Rules are adopted in its current form, we would likely be required to submit filings to the CSRC in connection with the future issuance of our equity securities to foreign investors. For more details, see “Governmental Regulation—Other Significant Chinese Regulation Affecting Our Business Activities in China-Regulations on Securities Offering and Listing Outside of China.” As there are uncertainties with respect to the Chinese legal system and changes in laws, regulations and policies, including how those laws, regulations and policies will be interpreted or implemented, there can be no assurance that we will not be subject to additional requirements, approvals, or permissions in the future. We are required to obtain certain approvals from Chinese authorities in order to operate our Chinese subsidiaries.
The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, appear to require that offshore special purpose vehicles, controlled by Chinese companies or individuals formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of Chinese domestic companies or assets in exchange for the shares of the offshore special purpose vehicles, obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange.
Furthermore, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities in Accordance with the Law, pursuant to which Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities, and update the existing laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of or in addition to the Cyber Security Law and Data Security Law.

Additionally, the Draft Rules, if declared into effect, will implement a new regulatory framework requiring China-based companies such as us to submit filings to CSRC in connection with the issuance of equity securities to foreign investors. The instructions on the Draft Rules released by the CSRC suggest that companies already listed on overseas exchanges will be grandfathered, such that prior offerings will not need to be filed with the CSRC. However, if the Draft Rules are declared into effect, we may be required to submit filings to the CSRC in connection with any future offerings, including follow-on
offerings, secondary offerings or other shelf offerings, within three working days following the completion of any such offering(s).
As there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, we cannot assure investors that we will be able to comply with new regulatory requirements relating to our future overseas capital-raising activities, and we may become subject to more stringent requirements with respect to matters including data privacy and cross-border investigation and enforcement of legal claims.
If our Chinese subsidiaries do not receive or maintain approvals or inadvertently conclude that approvals needed for their business are not required or if there are changes in applicable laws (including regulations) or interpretations of laws and our Chinese subsidiaries are required but unable to obtain approvals in the future, then such changes or need for approvals (if not obtained) could adversely affect the operations of our Chinese subsidiaries, including limiting or prohibiting the ability of our Chinese subsidiaries to operate, and the value of our ADSs or ordinary shares could significantly decline or become worthless.
To operate our general business activities currently conducted in mainland China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the State Administration for Market Regulation, or SAMR. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR, and no application for any such license has been denied.
As of the date of this Annual Report on Form 10-K, we have not received any inquiry, notice, warning or sanction regarding obtaining approval, completing filing or other procedures in connection with issuing securities to foreign investors from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. Based on the above and our understanding of the Chinese laws and regulations currently in effect, we were not required to submit an application to the CSRC or any other Chinese regulatory authorities for issuing securities to foreign investors. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, and we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us. If it is determined in the future that the approval of, filing or other procedure with the CSRC or any other regulatory authority is required for issuing our securities to foreign investors, it is uncertain whether we will be able and how long it will take for us to obtain the approval or complete the filing or other procedure, despite our best efforts. If we, for any reason, are unable to obtain or complete, or experience significant delays in obtaining or completing, the requisite relevant approval(s), filing or other procedure(s), we may face sanctions by the CSRC or other Chinese regulatory authorities. These regulatory authorities may impose fines and penalties on our operations in mainland China, limit our ability to pay dividends outside of mainland China, limit our operations in mainland China, delay or restrict the repatriation of the proceeds from our public offerings into mainland China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our ADSs and ordinary shares. In addition, if the CSRC or other regulatory authorities later promulgate new rules requiring that we obtain their approvals or complete filing or other procedures for any future public offerings, we may be unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an requirement could have a material adverse effect on the trading price of our ADSs and the ordinary shares, including potentially making those ADSs and ordinary shares worthless.

We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act, or FCPA, and Chinese anti-corruption laws, and any determination that we have violated these laws could have a material adverse effect on our business or our reputation.
We are subject to the FCPA. The FCPA generally prohibits us from making improper payments to
non-U.S.
officials for the purpose of obtaining or retaining business. We are also subject to the anti-bribery laws of other jurisdictions, particularly mainland China. As our business continues to expand, the applicability of the FCPA and other anti-bribery laws to our operations will continue to increase. Our procedures and controls to monitor anti-bribery compliance may fail to protect us from reckless or criminal acts committed by our employees or agents. If we, due to either our own deliberate or inadvertent acts or those of others, fail to comply with applicable anti-bribery laws, our reputation could be harmed and we could incur criminal or civil penalties, other sanctions and/or significant expenses, which could have a material adverse effect on our business, including our financial condition, results of operations, cash flows and prospects.
Restrictions on currency exchange may limit our ability to receive and use financing in foreign currencies effectively.
Our Chinese subsidiaries’ ability to obtain foreign exchange is subject to significant foreign exchange controls and, in the case of transactions under the capital account, requires the approval of and/or registration with Chinese government authorities, including the state administration of foreign exchange, or SAFE. In particular, if we finance our Chinese subsidiaries by means of foreign debt from us or other foreign lenders, the amount is not allowed to, among other things, exceed the statutory limits and such loans must be registered with the local counterpart of the SAFE. If we finance our Chinese subsidiaries by means of additional capital contributions, these capital contributions are subject to registration with SAMR or its local branch, reporting of foreign investment information with the Chinese Ministry of Commerce or registration with other governmental authorities in mainland China.
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
Zai Lab Limited is a holding company, and we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our ADSs or to service any debt we may incur. If any of our Chinese subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. To date, there have not been any such dividends or other distributions from our Chinese subsidiaries to our subsidiaries located in or outside of mainland China. In addition, as of the date of this Annual Report on Form
10-K,
none of our subsidiaries have ever issued any dividends or distributions to us or their respective shareholders in or outside of mainland China, and neither we nor any of our subsidiaries have ever directly or indirectly paid dividends or made distributions to U.S. investors. Zai Lab (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $366.5 million in capital contributions via twenty-four separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2014 to 2021, to fund its business operations in mainland China. Zai Lab International Trading (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Shanghai) Co., Ltd., its sole shareholder, in 2019 to fund its business operations in mainland China. Zai Lab (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB166.5 million in capital contributions via ten separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2015 to 2019 to fund its business operations in mainland China. Zai Lab Trading (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Suzhou) Co., Ltd., its sole shareholder, in 2020 to fund its business operations in mainland China. Zai Biopharmaceutical (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $15.0 million in capital contributions via four separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2017 to 2018 to fund its business operations in mainland China. In the future, cash proceeds raised from our overseas financing activities may be transferred by us to our Chinese subsidiaries via capital contributions, shareholder loans or intercompany loans, as the case may be.
According to the Foreign Investment Law of the People’s Republic of China and its implementing rules, which jointly established the legal framework for the administration of foreign-invested companies, a foreign investor may, in accordance with other applicable laws, freely transfer into or out of mainland China its contributions, profits, capital earnings, income from asset disposal, intellectual property rights, royalties acquired, compensation or indemnity legally obtained, and income from liquidation, made or derived within the territory of mainland China in RMB or any foreign currency, and any entity or individual shall not illegally restrict such transfer in terms of the currency, amount and frequency. According to the Company Law of the People’s Republic of China and other Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, each of our Chinese subsidiaries is required to set aside at least 10% of its accumulated after-tax
profits, if any, each year to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Where the statutory reserve fund is insufficient to cover any loss the Chinese subsidiary incurred in the previous financial year, its current financial year’s accumulated after-tax
profits shall first be used to cover the loss before any statutory reserve fund is drawn therefrom. Such statutory reserve funds and the accumulated after-tax
profits that are used for covering the loss cannot be distributed to us as dividends. At their discretion, our Chinese subsidiaries may allocate a portion of their after-tax
profits based on Chinese accounting standards to a discretionary reserve fund.
RMB is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our Chinese subsidiaries to use their potential future RMB revenues to pay dividends to us. The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of mainland China. Shortages in availability of foreign currency may then restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to our offshore entities for those offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign-currency-denominated obligations. RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt (which may be denominated in foreign currency or RMB), including loans we may secure for our Chinese subsidiaries. Currently, our Chinese subsidiaries may purchase foreign currency for settlement of current account transactions, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange of China (SAFE) by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of mainland China or pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.

Chinese regulations relating to the establishment of offshore special purpose companies by residents in mainland China may subject our China resident beneficial owners or our wholly foreign-owned subsidiaries in mainland China to liability or penalties, limit our ability to inject capital into these subsidiaries, limit these subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.
In 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37. SAFE Circular 37 requires residents of mainland China to register with local branches of SAFE or competent banks designated by SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” The term “control” under SAFE Circular 37 is broadly defined as the operation rights, beneficiary rights or decision-making rights acquired by residents of mainland China in the offshore special purpose vehicles or Chinese companies by such means as acquisition, trust, proxy, voting rights, repurchase, convertible bonds or other arrangements. SAFE Circular 37 further requires amendment to the registration in the event of any changes with respect to the basic information of or any significant changes with respect to the special purpose vehicle. If the shareholders of the offshore holding company who are residents of mainland China do not complete their registration with the local SAFE branches, the Chinese subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to the offshore company, and the offshore company may be restricted in its ability to contribute additional capital to its Chinese subsidiaries. Moreover, failure to comply with SAFE registration and amendment requirements described above could result in liability under Chinese law for evasion of applicable foreign exchange restrictions.
We will request residents of mainland China who we know hold direct or indirect interests in the Company, if any, to make the necessary applications, filings and amendments as required under SAFE Circular 37 and other related rules. However, we may not be informed of the identities of all the residents of mainland China holding direct or indirect interest in the Company, and we cannot provide any assurance that these residents will comply with our request to make or obtain any applicable registrations or comply with other requirements under SAFE Circular 37 or other related rules. The failure or inability of our China resident shareholders to comply with the registration procedures set forth in these regulations may subject us to fines and legal sanctions, restrict our cross-border investment activities, limit the ability of our wholly foreign-owned subsidiaries in mainland China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into these subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under Chinese law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected.
Chinese regulations establish complex procedures for some acquisitions of mainland China based companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in mainland China.
Chinese regulations and rules concerning mergers and acquisitions including the M&A Rules and other regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the MOFCOM be notified in advance of any change-of-control
transaction in which a foreign investor takes control of a Chinese domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or Chinese time-honored brand. Moreover, according to the Anti-Monopoly Law of China promulgated on August 30, 2007 and the Provisions on Thresholds for Reporting of Concentrations of Undertakings issued by the

State Council in August 2008 and amended in September 2018, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the anti-monopoly enforcement agency of the State Council when the applicable threshold is crossed and such concentration shall not be implemented without the clearance of prior reporting. In addition, the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements. In addition, Measures for the Securities Review of Foreign Investment, which became effective in January 2021, require acquisitions by foreign investors of Chinese companies engaged in military-related or certain other industries that are crucial to national security be subject to security review before communication on any such acquisitions. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, the MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in mainland China, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.
Chinese manufacturing facilities have historically experienced issues operating in line with established GMPs and international best practices, and passing FDA, NMPA, and EMA inspections, which may result in a longer and costlier current GMP inspection and approval process by the FDA, NMPA, or EMA for our Chinese manufacturing processes and third-party contract manufacturers.
To obtain FDA, NMPA, and EMA approval for our product candidates in the United States, mainland China, and Europe, we will need to undergo strict pre-approval
inspections of our manufacturing facilities, which are located in China, or the manufacturing facilities of our CMOs located in mainland China and elsewhere. Historically, some manufacturing facilities in mainland China have had difficulty meeting the FDA’s, NMPA’s or EMA’s standards. When inspecting ours or our contractors’ Chinese manufacturing facilities, the FDA, NMPA or EMA might cite GMP deficiencies, both minor and significant, which we may not be required to disclose. Remediating deficiencies can be laborious and costly and might consume significant periods of time. Moreover, if the FDA, NMPA or EMA notes deficiencies as a result of its inspection, it will generally reinspect the facility to determine if the deficiency was remediated to its satisfaction. The FDA, NMPA or EMA may note further deficiencies as a result of its re-inspection,
either related to the previously identified deficiency or otherwise. If we cannot satisfy the FDA, NMPA, and EMA as to our compliance with GMP in a timely basis, marketing approval for our product candidates could be seriously delayed, which in turn would delay commercialization of our product candidates.
Our business benefits from certain financial incentives and discretionary policies granted by local governments. Expiration of, or changes to, these incentives or policies would have an adverse effect on our results of operations.
Local governments within mainland China have granted certain financial incentives from time to time to our Chinese subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive.

We generally do not have the ability to influence local governments in making these decisions. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we fail to do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grant and subsidies recognized in the income statement for the years ended December 31, 2021 and 2020 were $4.1 million and $7.3 million, respectively.
It may be difficult for overseas regulators to conduct investigations or collect evidence within mainland China.
Shareholder claims or regulatory investigation that is common in the United States generally are difficult to pursue as a matter of law or practicality in mainland China. For example, in mainland China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside mainland China. Although the authorities in mainland China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of mutual and practical cooperation mechanisms. Furthermore, according to Article 177 of the Chinese Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of mainland China. While detailed interpretations of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within mainland China may further increase difficulties you may face in protecting your interests.
If we are classified as a Chinese resident enterprise for Chinese income tax purposes, such classification could result in unfavorable tax consequences to us and our non-Chinese
shareholders or ADS holders.
China Enterprise Income Tax Law, or the EIT Law, which was promulgated in March 2007, became effective in January 2008 and was amended in February 2017 and December 2018, and the Regulation on the Implementation of the EIT Law, effective as of January 1, 2008 and amended in April 2019, define the term “de facto management bodies” as “bodies that substantially carry out comprehensive management and control on the business operation, employees, accounts and assets of enterprises.” Under the EIT Law, an enterprise incorporated outside of mainland China whose “de facto management bodies” are located in mainland China is considered a “resident enterprise” and will be subject to a uniform 25% enterprise income tax, or EIT, rate on its global income. The Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as Chinese Tax Resident Enterprises on the Basis of De Facto Management Bodies, or SAT Circular 82, issued by the State Taxation Administration of the People’s Republic of China, or the SAT, on April 22, 2009, and as amended in November 2013 and December 2017 further specifies certain criteria for the determination of what constitutes “de facto management bodies.” If all of these criteria are met, the relevant foreign enterprise may be regarded to have its “de facto management bodies” located in mainland China and therefore be considered a Chinese resident enterprise. These criteria include: (i) the enterprise’s day-to-day
operational management is primarily exercised in mainland China; (ii) decisions relating to the enterprise’s financial and human resource matters are made or subject to approval by organizations or personnel in mainland China; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholders’ meeting minutes are located or maintained in mainland China; and (iv) 50% or more of voting board members or senior executives of the enterprise habitually reside in mainland China. Although SAT Circular 82 only applies to foreign enterprises that are majority-owned and controlled by Chinese enterprises, not those owned and controlled by foreign enterprises or individuals, the determining criteria set forth in SAT Circular 82 may be adopted by the Chinese tax authorities as the test for determining whether the enterprises are Chinese tax residents, regardless of whether they are majority-owned and controlled by Chinese enterprises.

We believe that neither Zai Lab Limited nor any of our subsidiaries outside of mainland China is a Chinese resident enterprise for Chinese tax purposes. However, the tax resident status of an enterprise is subject to determination by the Chinese tax authorities, and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the Chinese tax authorities determine that Zai Lab Limited or any of its subsidiaries outside of mainland China is a Chinese resident enterprise for EIT purposes that entity would be subject to a 25% EIT on its global income. If such entity derives income other than dividends from its wholly owned subsidiaries in mainland China, a 25% EIT on its global income may increase our tax burden. Dividends paid to a Chinese resident enterprise from its wholly owned subsidiaries in mainland China may be regarded as tax-exempt
income if such dividends are deemed to be “dividends between qualified Chinese resident enterprises” under the EIT Law and its implementation rules. However, we cannot assure you that such dividends will not be subject to Chinese withholding tax, as the Chinese tax authorities, which enforce the withholding tax, have not yet issued relevant guidance.
In addition, if Zai Lab Limited is classified as a Chinese resident enterprise for Chinese tax purposes, we may be required to withhold tax at a rate of 10% from dividends we pay to our shareholders, including the holders of our ADSs that are non-resident
enterprises. In addition,
non-resident
enterprise shareholders (including our ADS holders) may be subject to a 10% Chinese withholding tax on gains realized on the sale or other disposition of ADSs or ordinary shares, if such income is treated as sourced from within mainland China. Furthermore, gains derived by our non-Chinese
individual shareholders from the sale of our shares and ADSs may be subject to a 20% Chinese withholding tax. It is unclear whether our non-China-based
individual shareholders (including our ADS holders) would be subject to any Chinese tax (including withholding tax) on dividends received by such non-Chinese
individual shareholders in the event we are determined to be a Chinese resident enterprise. If any Chinese tax were to apply to such dividends, it would generally apply at a rate of 20%. Chinese tax liability may vary under applicable tax treaties. However, it is unclear whether our non-China
shareholders would be able to claim the benefits of any tax treaties between their country of tax residence and mainland China in the event that Zai Lab Limited is treated as a Chinese resident enterprise.
We and our shareholders face uncertainties in mainland China with respect to indirect transfers of equity interests in Chinese resident enterprises.
The indirect transfer of equity interests in Chinese resident enterprises by a non-Chinese
resident enterprise, or Indirect Transfer, is potentially subject to income tax in mainland China at a rate of 10% on the gain if such transfer is considered as not having a commercial purpose and is carried out for tax avoidance. The SAT has issued several rules and notices to tighten the scrutiny over acquisition transactions in recent years. The Announcement of the State Administration of Taxation on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfer by
Non-Resident
Enterprises, or SAT Circular 7, sets out the scope of Indirect Transfers, which includes any changes in the shareholder’s ownership of a foreign enterprise holding Chinese assets directly or indirectly in the course of a group’s overseas restructuring, and the factors to consider in determining whether an Indirect Transfer has a commercial purpose. An Indirect Transfer satisfying all the following criteria will be deemed to lack a bona fide commercial purpose and be taxable under Chinese laws: (i) 75% or more of the equity value of the intermediary enterprise being transferred is derived directly or indirectly from the Chinese taxable assets; (ii) at any time during the one-year
period before the indirect transfer, 90% or more of the asset value of the intermediary enterprise (excluding cash) is comprised directly or indirectly of investments in mainland China, or 90% or more of its income is derived directly or indirectly from mainland China; (iii) the functions performed and risks assumed by the intermediary enterprise and any of its subsidiaries that directly or indirectly hold the Chinese taxable assets are limited and are insufficient to prove their economic substance; and (iv) the non-Chinese
tax payable on the gain derived from the indirect transfer of the Chinese taxable assets is lower than the potential Chinese income tax on the direct transfer of such assets. Nevertheless, a non-resident
enterprise’s buying and selling shares or ADSs of the same listed foreign enterprise on the public market will fall under the safe harbor available under SAT Circular 7 and will not be subject to Chinese tax pursuant to SAT Circular 7. Under SAT Circular 7, the entities or individuals obligated to pay the transfer price to the transferor shall be the withholding agent and shall withhold the Chinese tax from the transfer price. If the withholding agent fails to do so, the transferor shall report to and pay the Chinese tax to the Chinese tax authorities. In case neither the withholding agent nor the transferor complies with the obligations under SAT Circular 7, other than imposing penalties such as late payment interest on the transferors, the tax authority may also hold the withholding agent liable and impose a penalty of 50% to 300% of the unpaid tax on the withholding agent. The penalty imposed on the withholding agent may be reduced or waived if the withholding agent has submitted the relevant materials in connection with the indirect transfer to the Chinese tax authorities in accordance with SAT Circular 7.
However, there is a lack of clear statutory interpretation, we face uncertainties regarding the reporting required for and impact on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in Zai Lab Limited by investors that are non-Chinese
resident enterprises or the sale or purchase of shares in other non-Chinese
resident companies or other taxable assets by us. Zai Lab Limited and other non-resident
enterprises in the Company may be subject to filing obligations or being taxed if Zai Lab Limited and other non-resident
enterprises in the Company are transferors in such transactions and may be subject to withholding obligations if Zai Lab Limited and other non-resident
enterprises in the Company are transferees in such transactions. For the transfer of shares in Zai Lab Limited by investors that are non-Chinese
resident enterprises, our Chinese subsidiaries may be requested to assist in the filing under the rules and notices. As a result, we may be required to expend valuable resources to comply with these rules and notices or to request the relevant transferors from whom we purchase taxable assets to comply, or to establish that Zai Lab Limited and other non-resident
enterprises in the Company should not be taxed under these rules and notices, which may have a material adverse effect on our financial condition and results of operations. There is no assurance that the tax authorities will not apply the rules and notices to our offshore restructuring transactions where non-Chinese
residents were involved if any of such transactions were determined by the tax authorities to lack reasonable commercial purpose. As a result, we and our non-Chinese
resident investors may be at risk of being taxed under these rules and notices and may be required to comply with or to establish that we should not be taxed under such rules and notices, which may have a material adverse effect on our financial condition and results of operations or such non-Chinese
resident investors’ investments in us. We may conduct acquisition transactions in the future. We cannot assure you that the Chinese tax authorities will not, at their discretion, adjust any capital gains and impose tax return filing obligations on us or require us to provide assistance for the investigation of Chinese tax authorities with respect thereto. Heightened scrutiny over acquisition transactions by the Chinese tax authorities may have a negative impact on potential acquisitions we may pursue in the future.
Any failure to comply with Chinese regulations regarding the registration requirements for our employee equity incentive plans may subject us to fines and other legal or administrative sanctions, which could adversely affect our business, financial condition and results of operations.
In February 2012, the SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies, or the Stock Option Rules. In accordance with the Stock Option Rules and other relevant rules and regulations, Chinese citizens or non-Chinese
citizens residing in mainland China for a continuous period of not less than one year, who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain procedures. We and our employees who are Chinese citizens or who reside in mainland China for a continuous period of not less than one year and who participate in our stock incentive plan will be subject to such regulation. We plan to assist our employees to register their share options or shares. However, any failure of our Chinese individual beneficial owners and holders of share options or shares to comply with the SAFE registration requirements may subject them to fines and legal sanctions and may limit the ability of our Chinese subsidiaries to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors and employees under Chinese law.

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
Changes in United States and international trade policies and relations, particularly with regard to mainland China, may adversely impact our business and operating results.
The U.S. government has recently made statements and taken certain actions that led to changes to United States and international trade policies and relations, including imposing several rounds of tariffs affecting certain products manufactured in mainland China, as well as imposing certain sanctions and restrictions in relation to mainland China. It is unknown whether and to what extent new tariffs or other new executive orders, laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. We conduct pre-clinical
and clinical activities and have business operations both in the United States and mainland China, any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our drug products, the competitive position of our drug products, the hiring of scientists and other research and development personnel and import or export of raw materials in relation to drug development, or prevent us from selling our drug products in certain countries. If any new tariffs, legislation, executive orders and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. or Chinese governments takes retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations.
It may be difficult to enforce against us or our management in mainland China any judgments obtained from foreign courts.
On July 14, 2006, Hong Kong and mainland China entered into the Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters by the Courts of the Mainland and of the Hong Kong Special Administrative Region Pursuant to Choice of Court Agreements Between Parties Concerned, or the Arrangement, pursuant to which a party with a final court judgment rendered by a Hong Kong court requiring payment of money in a civil and commercial case according to a choice of court agreement in writing may apply for recognition and enforcement of the judgment in mainland China. Similarly, a party with a final judgment rendered by a Chinese court requiring payment of money in a civil and commercial case pursuant to a choice of court agreement in writing may apply for recognition and enforcement of such judgment in Hong Kong. On January 18, 2019, the Supreme People’s Court and the Hong Kong Government signed the Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters by the Courts of the Mainland and of the Hong Kong Special Administrative Region, or the New Arrangement, which seeks to establish a mechanism with greater clarity and certainty for recognition and enforcement of judgments in wider range of civil and commercial matters between Hong Kong and mainland China. The New Arrangement discontinued the requirement for a choice of court agreement for bilateral recognition and enforcement. The New Arrangement will only take effect after the promulgation of a judicial interpretation by the Supreme People’s

Court, completion of the relevant legislative procedures in the Hong Kong and announcement by both sides of a date on which the New Arrangement shall commence. The New Arrangement will, upon its effectiveness, supersede the Arrangement. Therefore, before the New Arrangement becomes effective it may be difficult or impossible to enforce a judgment rendered by a Hong Kong court in mainland China if the parties in the dispute do not agree to enter into a choice of court agreement in writing. Additionally, there are uncertainties about the outcomes and effectiveness of enforcement or recognition of judgments under the New Arrangement.
Furthermore, mainland China does not have treaties or agreements providing for the reciprocal recognition and enforcement of judgments awarded by courts of the United States, the United Kingdom, most other western countries, or Japan. Hence, the recognition and enforcement in mainland China of judgments of a court in any of these jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or even impossible.
We may be subject to fines due to the lack of registration of our leases.
Pursuant to the Measures for Administration of Lease of Commodity Properties, which was promulgated by the Ministry of Housing and Urban-Rural Development of China on December 1, 2010, and became effective on February 1, 2011, both lessors and lessees are required to file the lease agreements for registration and obtain property leasing filing certificates for their leases. As of the Latest Practicable Date, we leased certain properties primarily as office space in mainland China and did not register all of our lease agreements as tenant. We may be required by relevant governmental authorities to file these lease agreements for registration within a time limit and may be subject to a fine for non-registration
exceeding such time limit, which may range from RMB1,000 to RMB10,000 for each lease agreement. As of the Latest Practicable Date, we were not aware of any action, claim or investigation being conducted or threatened by the competent governmental authorities with respect to such defects in our leased properties.
Failure to renew our current leases or locate desirable alternatives for our leased properties could materially and adversely affect our business.
We lease properties for our offices and manufacturing facilities. We may not be able to successfully extend or renew such leases upon expiration of the current term on commercially reasonable terms or at all and may therefore be forced to relocate our affected operations. This could disrupt our operations and result in significant relocation expenses, which could adversely affect our business, financial condition and results of operations. In addition, we compete with other businesses for premises at certain locations or of desirable sizes. As a result, even though we could extend or renew our leases, rental payments may significantly increase as a result of the high demand for the leased properties. In addition, we may not be able to locate desirable alternative sites for our current leased properties as our business continues to grow and failure in relocating our affected operations could adversely affect our business and operations.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future. To date, we have not generated sufficient revenue from product sales to cover corresponding expenses, and we may never achieve or sustain profitability.
We currently have four approved, commercialized products—ZEJULA, Optune, QINLOCK and NUZYRA. Although we have launched ZEJULA in Hong Kong, Macau, and mainland China, Optune in Hong Kong, and mainland China, QINLOCK in mainland China, Hong Kong, and Taiwan, and NUZYRA in mainland China, it will take some time to attain profitability, and we may never do so. We have also obtained the rights to commercialize many clinical-stage product candidates. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. To date, we have financed our activities primarily through private placements, our initial public offering on Nasdaq in September 2017, multiple follow-on
offerings and a secondary listing on the Stock Exchange of Hong Kong in September 2020. For the years ended December 31, 2021 and 2020, we generated net revenue of $144.3 million and $49.0 million mainly from product sales, respectively. We continue to incur significant development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the years ended December 31, 2021 and 2020, we reported a net loss of $704.5 million and $268.9 million, respectively.
We expect to continue to incur losses in the foreseeable future, and we expect these losses to increase as we:

•	continue to commercialize, and maintain and expand sales, marketing and commercialization infrastructure for our approved products and any other products for which we may obtain regulatory approval;

•	maintain and expand regulatory approvals for our products and product candidates that successfully complete clinical trials;

•	continue our development and commence clinical trials of our product candidates;

•	acquire or in-license other intellectual property, product candidates and technologies;

•	maintain and expand our manufacturing facilities;

•	hire additional clinical, operational, financial, quality control and scientific personnel;

•	seek to identify additional product candidates;

•	obtain, maintain, expand and protect our intellectual property portfolio; and

•	enforce and defend intellectual property-related claims.
To become and remain profitable, we must continue the commercialization efforts of our approved products and develop and eventually commercialize other product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including manufacturing, marketing and selling our approved products as well as completing pre-clinical
testing and clinical trials of and obtaining marketing approval for our clinical and pre-clinical
stage product candidates. We will also need to be successful in satisfying any post-marketing requirements with respect to all of our products. We may not succeed in any or all of these activities and, even if we do, we may never generate product revenues that are significant or large enough to achieve profitability. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts and commercialization efforts, expand our business or continue our operations. A decline in the value of the Company also could cause you to lose all or part of your investment.
We will continue to require substantial additional funding for our product development programs and for our commercialization efforts for our approved products and other products for which we may obtain regulatory approval, which may not be available on acceptable terms, or at all. If we are unable to raise capital on acceptable terms when needed, we could incur losses or be forced to delay, reduce or terminate such efforts.
For the years ended December 31, 2021 and 2020, we generated net revenue of $144.3 million and $49.0 million mainly from product sales, respectively. Our operations have consumed substantial amounts of cash since inception and we continue to incur significant development and other expenses related to our ongoing operations. To date, we have financed our activities primarily through private placements, our initial public offering on Nasdaq in September 2017, multiple follow-on
offerings and a secondary listing on the Stock Exchange of Hong

Kong in September 2020. As of February 28, 2022, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering, our secondary listing and our follow-on
offerings. For the years ended December 31, 2021 and December 31, 2020, the net cash used in our operating activities was $549.2 million and $216.1 million, respectively. We expect our expenses to increase significantly in connection with our ongoing activities, particularly as we continue to commercialize our approved products, continue our research and develop efforts related to our clinical and pre-clinical-stage
product candidates and initiate additional clinical trials of, and seek and/or expand regulatory approval for, ZEJULA, Optune, QINLOCK, NUZYRA and our other products and product candidates. In addition, if we obtain regulatory approval for any additional product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In particular, if more of our product candidates are approved, additional costs may be substantial as we may have to, among other things, modify or increase the production capacity at our current manufacturing facilities or contract with third-party manufacturers and increase our commercial workforce. We have, and may continue to, incur expenses as we create additional infrastructure to support our operations. Our liquidity and financial condition may be materially and adversely affected by negative net cash flows, and we cannot assure that we will have sufficient cash from other sources to fund our operations. Accordingly, we will likely need to obtain substantial additional funding in connection with our continuing operations through public or private equity offerings, debt financing, collaborations or licensing arrangements or other sources. If we are unable to raise capital when needed or on acceptable terms, we could incur losses and be forced to delay, reduce or terminate our research and development programs or any future commercialization efforts.
We believe our cash and cash equivalents and short-term investments as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the cost and timing of future commercialization activities for ZEJULA, Optune, QINLOCK, NUZYRA and any other product candidates for which we receive regulatory approval;

•	the pricing of and product revenues received, if any, from future commercial sales of our approved products and any other products for which we receive regulatory approval;

•	the scope, progress, timing, results and costs of clinical development of our products in additional indications, if any;

•	the scope, progress, timing, results and costs of researching and developing our product candidates, and conducting pre-clinical and clinical trials;

•	the cost, timing and outcome of seeking, obtaining, maintaining and expanding regulatory approval of our products and product candidates;

•	our ability to establish and maintain strategic partnerships, collaboration, licensing or other arrangement and the economic and other terms, timing and success of such arrangements;

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
Identifying and acquiring rights to develop potential product candidates, conducting pre-clinical
testing and clinical trials and commercializing products for which we receive regulatory approval is a time-consuming, expensive and uncertain process that may take years to complete. To date, we have generated revenue mainly from the sales of our approved products, after we received respective regulatory approval in the relevant jurisdictions. Our near-term commercial revenue will continue to be derived from sales of our approved products. Additional commercial revenue, if any, will be derived from sales of product candidates that we do not expect to be commercially available until we receive regulatory approval, if at all. We may never generate the necessary data or results required to obtain regulatory approval and achieve product sales of some of our product candidates, and even if we obtain regulatory approval, our products may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
We may seek additional funding through a combination of equity offerings, debt financings, collaborations, licensing arrangements, strategic alliances and marketing or distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect rights of our security holders. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, issuance of additional equity securities, or the possibility of such issuance, may cause the market price of our ordinary shares and/or ADSs to decline. Additionally, to finance any acquisitions, licensing arrangement or strategic alliance, we may choose to issue our ordinary shares as consideration, which could dilute the ownership of our stockholders. In the event that we enter into collaboration or licensing arrangements to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.
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
Risks Related to Our Business and Industry
We are invested in the commercial success of our four approved products and our ability to generate product revenues in the near future is highly dependent on the commercial success of each of those products.
A substantial portion of our time, resources and effort are focused on, and our ability to generate product revenues will depend heavily on the success of the commercialization of our four approved products. Our ability to successfully commercialize those products will depend on, among other things, our ability to:

•	maintain commercial manufacturing or supply arrangements with third-party manufacturers for ZEJULA, Optune, QINLOCK, and NUZYRA;

•	produce, through a validated process or procure, both internally or from third-party manufacturers sufficient quantities and inventory of each of our approved products to meet demand;

•	build and maintain internal sales, distribution and marketing capabilities sufficient to generate commercial sales of each of our approved products;

•	secure widespread acceptance of ZEJULA, Optune, QINLOCK, and NUZYRA from physicians, healthcare payors, patients and the medical community;

•
properly price and obtain coverage and adequate reimbursement of each of our approved products by governmental authorities, private health insurers, managed care organizations and other third-party payors;

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

There are no guarantees that we will be successful in completing these tasks. In addition, we have invested, and will continue to invest, substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel in support of our sales of each of our approved products.
Sales of our commercial products may be slow or limited for a variety of reasons including competing therapies or safety issues. If any of our four approved products is not successful in gaining broad commercial acceptance, our business would be harmed.
Sales of each of our four approved products will be dependent on several factors, including our and our partners’ ability to educate and increase physician awareness of the benefits, safety and cost-effectiveness of such products relative to competing therapies. The degree of market acceptance of ZEJULA, Optune, QINLOCK and NUZYRA among physicians, patients, healthcare payors and the medical community will depend on a number of factors, including:

•	acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	pricing, cost effectiveness and value propositions;

•	effectiveness of our sales and marketing capabilities and strategies;

•	ability to obtain sufficient third-party coverage and reimbursement;

•	the clinical indications for which such product are approved, as well as changes in the standard of care for their targeted indications;

•	the continuing effectiveness of manufacturing and supply chain;

•	warnings and limitations contained in the approved labeling for such product;

•	safety concerns with similar products marketed by others;

•	the prevalence and severity of any side effects as a result of treatment with such product;

•	our ability to comply with regulatory post-marketing requirements associated with the approval of such product;

•	the actual market-size for such product, which may be larger or smaller than expected;

•	competitor’s entry timing and price; and

•
our ability to manage complications or barriers that inhibit our commercialization team from reaching the appropriate audience to promote our product(s) because of the outbreak of
COVID-19
or any other public health crises, natural catastrophe or other disasters.

We may never obtain approval of our commercialized products for other indications outside of the regulatory approvals we have already obtained, which would limit our ability to realize their full market potential.
In order to market products in any given jurisdiction, we must comply with numerous and varying regulatory requirements of such jurisdiction regarding safety, efficacy and quality. The approval of our four commercial products, ZEJULA, Optune, QINLOCK, and NUZYRA for certain indications in certain jurisdictions does not mean that the regulatory authorities will approve those products for other indications. Approval procedures vary among jurisdictions and clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other jurisdiction.
We have limited experience in commercializing our products. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate substantial product sales revenue.
We continue to build our salesforce in China to commercialize our approved products, and any additional products or product candidates that we may develop or in-license,
which will require significant capital expenditures, management resources and time.
We have limited experience in commercializing our products. For example, we have limited experience in building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, or managing distributors and a sales force for our products. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. As a result, our ability to successfully commercialize our products may involve more inherent risk, take longer and cost more than it would if we were a company with substantial experience launching products.
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
Novocure to manufacture and supply Optune, Deciphera to manufacture and supply QINLOCK, Incyte to manufacture and supply retifanlimab (INCMGA0012
(PD-1)),
Regeneron to manufacture and supply odronextamab, Mirati to manufacture and supply adagrasib, and Blueprint to manufacture and supply
BLU-701 and BLU-945.
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
We are a commercial-stage biopharmaceutical company. Our operations to date have been limited to organizing and staffing the Company, identifying potential partnerships and product candidates, acquiring product and technology rights, conducting research and development activities for our product candidates and, more recently, commercializing products for which we have obtained regulatory approval. We have not yet demonstrated the ability to successfully complete large-scale, pivotal clinical trials. Additionally, we have limited experience in the sale, marketing or distribution of pharmaceutical and medical device products. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our commercialized products, we may not be able to generate substantial product sales revenue.
Our limited operating history, particularly in light of the rapidly evolving drug research and development industry in which we operate, may make it difficult to evaluate our current business and prospects for future performance. Our short history makes any assessment of our future performance or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by companies in rapidly evolving fields as we continue to expand our commercial activities. In addition, as a recently commercial-stage business, we may be more likely to encounter unforeseen expenses, difficulties, complications and delays due to limited experience. If we do not address these risks and difficulties successfully, our business will suffer.
If we are unable to obtain regulatory approval for and ultimately commercialize our many product candidates or experience significant delays in doing so, our business, financial condition, results of operations and prospects may be materially adversely affected.
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

•	successful enrollment of patients in, and completion of, clinical trials as well as completion of pre-clinical studies, which may be especially challenging given the COVID-19 pandemic;

•	receipt of regulatory approvals from applicable regulatory authorities for planned clinical trials, future clinical trials or drug registrations, manufacturing and commercialization;

•	successful completion of all safety and efficacy studies required to obtain regulatory approval in Greater China, the United States and other jurisdictions for our product candidates;

•	adapting our commercial manufacturing capabilities to the specifications for our product candidates for clinical supply and commercial manufacturing;

•	making and maintaining arrangements with third-party manufacturers;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and/or regulatory exclusivity for our product candidates;

•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies and alternative drugs;

•	obtaining and maintaining healthcare coverage and adequate reimbursement;

•	successfully enforcing and defending intellectual property rights and claims; and

•	maintaining a continued acceptable safety, tolerability and efficacy profile of the product candidates following regulatory approval.
The success of our business is substantially dependent on our ability to complete the development of our product candidates and to maintain, expand or obtain regulatory approval for, and successfully commercialize our products and, if approved, product candidates in a timely manner.
We are not permitted to market any of our products or product candidates in Greater China, the United States and other jurisdictions unless and until we receive regulatory approval from the NMPA, FDA, and EMA, and other comparable authorities, respectively. The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of mainland China and approval may not be granted. Securing regulatory approval requires the submission of extensive pre-clinical
and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product’s or product candidate’s safety and efficacy. Securing regulatory approval may also require the submission of information about the product or drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our products and product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining of the regulatory approval or prevent or limit commercial use. The NMPA, FDA, and EMA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical,
clinical or other studies. Our products and product

candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•	disagreement with the NMPA, FDA, and EMA or comparable regulatory authorities regarding the number, design, size, conduct or implementation of our clinical trials;

•	failure to demonstrate to the satisfaction of the NMPA, FDA, and EMA or comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	failure of CROs, clinical study sites or investigators to comply with the ICH-good clinical practice, or GCP, requirements imposed by the NMPA, FDA, and EMA or comparable regulatory authorities;

•	failure of the clinical trial results to meet the level of statistical significance required by the NMPA, FDA, and EMA or comparable regulatory authorities for approval;

•	failure to demonstrate that a product’s or product candidate’s clinical and other benefits outweigh its safety risks;

•	the NMPA, FDA, and EMA or comparable regulatory authorities disagreeing with our interpretation of data from pre-clinical studies or clinical trials;

•	insufficient data collected from clinical trials to support the submission of an NDA or other submission or to obtain regulatory approval in Greater China, the United States or elsewhere;

•	the NMPA, FDA, and EMA or comparable regulatory authorities not approving the manufacturing processes for our clinical and commercial supplies;

•	changes in the approval policies or regulations of the NMPA, FDA or comparable regulatory authorities rendering our clinical data insufficient for approval;

•	the NMPA, FDA or comparable regulatory authorities restricting the use of our products to a narrow population; and

•	our CROs or licensors taking actions that materially and adversely impact the clinical trials.
Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. For example, even if a product is approved by the FDA or comparable foreign regulatory authorities, we would still need to seek approval from the NMPA to commercialize the product in mainland China and we may need to conduct clinical trials of each of our product candidates in patients in mainland China prior to seeking regulatory approval from the NMPA. Even if our product candidates have successfully completed clinical trials outside of mainland China, there is no assurance that clinical trials conducted with patients in mainland China will be successful. Any safety issues, product recalls or other incidents related to products approved and marketed in other jurisdictions may impact approval of those products by the NMPA. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, or are imposed on certain product candidates, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the commercialization of our products and the development of our product candidates or any other product candidate that we may in-license,
acquire or develop in the future.
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
Our products and product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the NMPA, FDA, and EMA and other regulatory agencies in Greater China, the United States and the EU and by comparable authorities in other countries.
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

The incidence and prevalence for target patient populations of, and our sales and revenue forecasts for, our products and product candidates are based on estimates and third-party sources, and they may prove to be wrong. If the market opportunities for our products and product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.
Periodically, we make estimates regarding the incidence and prevalence of target patient populations for particular diseases and regarding sales and revenue forecasts for our products and product candidates based on various third-party sources and internally generated analysis, and they may prove to be wrong. We may also use such estimates in making decisions regarding our product development strategy, including acquiring or in-licensing
products or product candidates and determining indications on which to focus in pre-clinical
or clinical trials.
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
As discussed under Item 1—Business—Government Regulation, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our products and product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our products and any product candidates for which we obtain regulatory approval. The commercial success of our approved products depends in part on coverage and adequate reimbursement by third party payors, including government health benefit programs and authorities. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the reimbursement available for any approved drug which could adversely affect pricing for such a drug. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products and product candidates. Various laws that address “fraud and abuse” may restrict our activities, including interactions with healthcare providers, third-party payors and patients, or impose additional obligations (such as government reporting obligations).
Specifically, the pharmaceutical industry in mainland China is subject to comprehensive government regulation and supervision, encompassing the approval, manufacturing, distribution and marketing of new drugs. In recent years, the pharmaceutical laws and regulations in mainland China have undergone significant changes, including but not limited to the adoption of some exploratory programs in pilot regions, and we expect that the transformation will continue. Any changes or amendments with respect to government regulation and supervision of the pharmaceutical industry in Greater China may result in uncertainties with respect to the interpretation and implementation of the relevant laws and regulations or adversely impact the development or commercialization of our drugs and product candidates in Greater China.

For instance, in March 2020, Medical Products Administration of Hainan Province promulgated the Interim Measures for the Administration of Taking Away the Imported Urgently Needed Drug from the Boao Lecheng International Medical Tourism Pilot Zone of Hainan Province. These Interim Measures permit a patient to take away, following his therapeutic schedules, a small amount of the legally imported drugs that is not yet registered domestically but is on urgent medical need from the Boao Lecheng International Medical Tourism Pilot Zone of Hainan Province, subject to the approval of Hainan Health Commission and Medical Products Administration of Hainan Province. This program is also known as the special Named Patient Program, or NPP. However, as NPP is newly adopted, any change in future policies or implementing measures, which we may not be able to predict or control, could create uncertainties affecting our development and commercialization of our drugs candidates.
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
The development and commercialization of new medical device products and drugs is highly competitive. We face competition with respect to our current products and product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies and medical device companies worldwide. For example, there are a number of large pharmaceutical and biotechnology companies that currently market drugs or are pursuing the development of therapies in the field of poly ADP ribose polymerase, or PARP, inhibition to treat cancer. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to that of our products and product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing, and commercialization. Specifically, there are a large number of companies developing or marketing treatments for oncology, autoimmune and infectious diseases including many major pharmaceutical and biotechnology companies.
Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical
testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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

We could encounter regulatory delays if a clinical trial is suspended or terminated by us or, as applicable, the IRBs or the ethics committee of the institutions in which such trials are being conducted, by the data safety monitoring board, which is an independent group of experts that is formed to monitor clinical trials while ongoing, or by the NMPA, FDA or other regulatory authorities. Such authorities may impose a suspension or termination due to a number of factors, including: a failure to conduct the clinical trial in accordance with regulatory requirements or the applicable clinical protocols, a failure to obtain the regulatory approval and/or complete record filings with respect to the collection, preservation, use and export of mainland China’s human genetic resources, inspection of the clinical trial operations or trial site by the NMPA, FDA or other regulatory authorities that results in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the NMPA, FDA or other regulatory authorities may disagree with our clinical trial design or our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. You may lose all or part of your investment if we are unable to successfully complete clinical development, obtain regulatory approval and successfully commercialize our products and product candidates.
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
Furthermore, undesirable side effects could cause us to interrupt, delay or halt clinical trials or could cause regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the NMPA, FDA or other regulatory authorities. In particular, as is the case with all oncology products, it is likely that there may be side effects, such as fatigue, nausea and low blood cell levels, associated with the use of certain of our oncology products or product candidates. For example, the common side effects for ZEJULA include thrombocytopenia, anemia and neutropenia and for Optune, the most common side effects when used together with TMZ were low blood platelet count, nausea, constipation, vomiting, tiredness, scalp irritation from the device, headache, seizure and depression. The common side effects for QINLOCK include tiredness, muscle ache/pain, constipation or diarrhea, itchy/dry skin, headache, loss of appetite, stomach/abdominal pain, nausea, and vomiting. For NUZYRA, the most common side effects include nausea, vomiting, and infusion site reaction. The results of our products’ or product candidates’ trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, trials of our products or product candidates could be suspended or terminated and the NMPA, FDA or comparable regulatory authorities could order us to cease further development of or deny approval of our products or product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Additionally, our products and product candidates could cause undesirable side effects related to off-target
toxicity. For example, many of the currently approved PARP inhibitors have been associated with off-target
toxicities. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.
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
The NMPA designates innovative drug as Category 1 drugs. To qualify for a Category 1 designation, a drug needs to have a new and clearly defined structure, pharmacological property and apparent clinical value and has not been marketed anywhere in the world. Our clinical trial applications, or CTAs, for ZEJULA and NUZYRA were approved as Category 1 drugs by the NMPA. A Category 1 designation by the NMPA may not be granted for any of our other product candidates that will not be first approved in mainland China or, if granted, such designation may not lead to faster development or regulatory review or approval process. Moreover, a Category 1 designation does not increase the likelihood that our product or product candidates will receive regulatory approval.
Furthermore, despite positive regulatory changes introduced since 2015 which significantly accelerated time to market for innovative drugs, the regulatory process in mainland China is still relatively ambiguous and unpredictable. The NMPA might require us to change our planned clinical study design or otherwise spend additional resources and effort to obtain approval of our product candidates. In addition, policy changes may contain significant limitations related to use restrictions for certain age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of our product candidates or any other product candidate that we may in-license,
acquire or develop in the future.
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
Even after obtaining regulatory approval, our products and product candidates will be subject to, among other things, ongoing regulatory requirements governing the labeling, packaging, promotion, recordkeeping, data management and submission of safety, efficacy and other post-market information. These requirements include submissions of safety and other post-marketing information and reports, registration and continued compliance with cGMPs and GCPs. For example, ZEJULA, Optune, QINLOCK and NUZYRA will continue to be subject to post-approval development and regulatory requirements, which may limit how they are manufactured and marketed, and could materially impair our ability to generate revenue. As such, we and our partners and any of our and their respective contract manufacturers will be subject to ongoing review and periodic inspections to assess compliance with applicable post-approval regulations. Additionally, to the extent we want to make certain changes to the approved products, product labeling or manufacturing processes, we will need to submit new applications or supplements to the Hong Kong Department of Health and the NMPA and obtain the agencies’ approval.
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
Recruiting and retaining qualified management, scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. The loss of the services of certain of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing certain of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, our management will be required to devote significant time to new compliance initiatives from our status as both a U.S. public company and a Hong Kong public company, which may require us to recruit more management personnel. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.
We will need to increase the size and capabilities of our organization, and we may experience difficulties in managing our growth.
We expect to experience significant growth in the number of our employees and consultants and the scope of our operations, particularly in the areas of product development, product commercialization, regulatory affairs and business development. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert the attention of our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations and could have a materially adverse effect on our business.

We may explore the licensing of development and/or commercialization rights or other forms of collaboration worldwide, which will expose us to additional risks of conducting business in additional international markets.
We are currently focused on developing and commercializing products that target serious, life-threatening medical conditions affecting patients in Greater China. We have and may in the future explore licensing or development and/or commercialization rights or other forms of collaboration in territories outside of Greater China and any such licensing, development, commercialization or collaboration may subject us to additional risks that may adversely affect our ability to attain or sustain profitable operations or our other business plans. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain our operating goals, including:

•
efforts to enter into collaboration or licensing arrangements with third parties may increase our expenses or divert our management’s attention from the acquisition or development of product candidates;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	potential third-party patent rights or potentially reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements, including the loss of normal trade status between mainland China and the United States;

•	economic weakness, including inflation;

•	compliance with tax, employment, immigration and labor laws for employees traveling abroad;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences;

•	currency fluctuations, which could result in increased operating expenses and reduced revenue;

•	workforce uncertainty and labor unrest;

•
failure of our employees and contracted third parties to comply with the anti-bribery laws in mainland China, Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act and other anti-bribery and corruption laws; and

•
business interruptions resulting from
geo-political
actions, including trade disputes, war and terrorism, disease or public health epidemics, such as the coronavirus impacting mainland China and elsewhere, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

These and other risks may materially adversely affect our ability to attain or sustain revenue from international markets.
We may engage in future partnership,
in-licensing,
joint ventures or future business acquisitions that could disrupt our business, cause dilution to holders of our ordinary shares and/or ADSs and harm our financial condition and operating results.
We have, from time to time, evaluated partnership or strategic collaboration opportunities or investments and may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current product candidates and business or otherwise offer opportunities for the Company. In connection with these partnership or collaboration opportunities, acquisitions or investments, we may:

•	issue ordinary shares that would dilute the percentage of ownership of the holders of our ordinary shares and/or ADSs;

•	incur debt and assume liabilities; and

•	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

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
We may need to significantly reduce our prices for our approved products or our other product candidates and devices for which we may receive regulatory approval in mainland China and face uncertainty of reimbursement, which could diminish our sales or affect our profitability.
The regulations that govern pricing and reimbursement for pharmaceutical drugs and devices vary widely from country to country. In mainland China, the newly created National Healthcare Security Administration, or NHSA, an agency responsible for administering mainland China’s social security system, organized a price negotiation with drug companies for 119 new drugs that had not been included in the National Reimbursable

Drug List, or the NRDL, at the time of the negotiation in November 2019, which resulted in an average price reduction by over 60% for 70 of the 119 drugs that passed the negotiation. In December 2020, 119 drugs were added to the 2020 NRDL, and the average price reduction was about 50.64%. In December 2021, 74 drugs were added to the 2021 NRDL, and the average price reduction was about 61.71%. NHSA, together with other government authorities, review the inclusion or removal of drugs from the NRDL, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. These determinations are made based on a number of factors, including price and efficacy. In December 2020, ZEJULA was included in the updated NRDL. As a result, the prices for ZEJULA have significantly decreased and our potential revenue from the sales of ZEJULA could be negatively affected.
We may also be invited to attend the price negotiation with NHSA upon receiving regulatory approval in mainland China, but we will likely need to significantly reduce our prices and to negotiate with each of the provincial healthcare security administrations on reimbursement ratios. If we were to successfully launch commercial sales of our oncology-based product and product candidates, our revenue from such sales is largely expected to be self-paid by patients, which may make our product candidates and devices less desirable. On the other hand, if the NHSA or any of its local counterparts includes our drugs and devices in the NRDL, which may increase the demand for our product candidates and devices, if and when approved, our potential revenue from the sales of our product candidates and devices may still decrease as a result of lower prices.
Eligibility for reimbursement in mainland China does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including licensing fees, research, development, manufacture, sale and distribution.
Moreover, the centralized tender process can create pricing pressure among substitute products or products that are perceived to be substitute products, and we cannot assure you that our drug price will not be adversely affected.
Companies in mainland China that manufacture or sell drugs and medical devices are required to comply with extensive regulations and hold a number of permits and licenses to carry on their business. Our ability to obtain and maintain these regulatory approvals is uncertain, and future government regulation may place additional burdens on our efforts to commercialize our product candidates.
The life sciences industry in mainland China is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including approval, registration, production, distribution, packaging, labeling, storage and shipment, advertising, licensing and certification requirements and procedures, periodic renewal and re-evaluation
processes, registration of new products and environmental protection. Violation of applicable laws and regulations may materially and adversely affect our business. In order to manufacture and distribute drug and medical device products in mainland China, we are required to:

•	obtain a manufacturing permit for each production facility from the NMPA and its relevant branches for the manufacture of drug and device products domestically;

•	obtain a marketing authorization, which includes an approval number, from the NMPA for each drug or device for sale in mainland China;

•	obtain a Pharmaceutical Distribution Permit from the provincial medical products administration if we were to sell drugs manufactured by third parties; and

•	renew the Pharmaceutical Manufacturing Permits, the Pharmaceutical Distribution Permits and marketing authorizations every five years, among other requirements.
If we are unable to obtain or renew such permits or any other permits or licenses required for our operations, we will not be able to engage in the commercialization, manufacture and distribution of our products and product candidates and our business may be adversely affected.

The regulatory framework governing the pharmaceutical industry in mainland China is subject to change and amendment from time to time. Any such change or amendment could materially and adversely impact our business, financial condition and prospects. The Chinese government has introduced various reforms to the Chinese healthcare system in recent years and may continue to do so, with an overall objective to expand basic medical insurance coverage and improve the quality and reliability of healthcare services without incurring significant fiscal burden. The implementing measures to be issued may not be sufficiently effective to achieve the stated goals, and as a result, we may not be able to benefit from such reform to the level we expect, if at all. Moreover, the reform could give rise to regulatory developments, such as more burdensome administrative procedures, which may have an adverse effect on our business and prospects.
For further information regarding government regulation in mainland China and other jurisdictions, see “Regulation—Government Regulation of Pharmaceutical Product Development and Approval,” “Regulation—Coverage and Reimbursement” and “Regulation—Other Healthcare Laws.”
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
For example, if our agreement with GSK for ZEJULA terminates for any reason, we are required to grant GSK an exclusive license to certain of our intellectual property rights that relate to ZEJULA to develop, manufacture, and commercialize ZEJULA outside of the licensed territory. Furthermore, if our agreement with MacroGenics for margetuximab, tebotelimab and a pre-clinical
multi-specific TRIDENT molecule is terminated by MacroGenics or by us for certain reasons, we are required to grant MacroGenics an option to convert the non-exclusive
license granted to MacroGenics to use certain of our intellectual property rights that relate to margetuximab, tebotelimab and a pre-clinical
multi-specific TRIDENT molecule in Greater China to an

exclusive license. Similarly, if our agreement with Entasis for durlobactam is terminated, we are required to grant Entasis an exclusive, fully paid, royalty free, perpetual, irrevocable and sublicensable (through multiple tiers) license under certain of our intellectual property rights to make (or have made), use, import, offer for sale and sell durlobactam in the licensed territory. If our agreement with Incyte for retifanlimab is terminated for certain reasons, we are required to assign to Incyte certain trademarks and certain other business premises, data and regulatory materials that relate to retifanlimab. If our agreement with Deciphera for ripretinib is terminated, we are required to grant Deciphera a worldwide, perpetual and irrevocable license under certain of our intellectual property rights, if any, that relate to QINLOCK to develop, manufacture, and commercialize ripretinib. Likewise, if our agreements with Turning Point for
TPX-0022
and Repotrectinib or with Cullinan are terminated for certain reasons, we are required to extend the scope of their respective licenses under certain intellectual property of our own to include Greater China. If our agreement with argenx is terminated, we are required to grant argenx and its affiliates an exclusive, worldwide license under certain intellectual property of our own to exploit the licensed products in Greater China. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the intellectual property rights licensed and sublicensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all.
Furthermore, some of the milestone payments under our licensing agreements are payable upon our product candidates reaching development milestones before we have commercialized or received any revenue from the sales of such product candidates. We cannot guarantee, therefore, that we will have sufficient resources to make such milestone payments. Any uncured, material breach under our licensing agreements could result in our loss of exclusive rights and may lead to a complete termination of our rights to the applicable product candidate. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
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
Moreover, certain of our licensors do not own some or all of the intellectual property included in the license, but instead have licensed such intellectual property from a third party and have granted us a sub-license.
As a result, the actions of our licensors or of the ultimate owners of the intellectual property may affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. For example, our licenses from GSK, Paratek, and argenx comprise sublicenses to us of certain intellectual property rights owned by third parties that are not our direct licensors. If our licensors were to fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our rights to the applicable licensed intellectual property may be terminated or narrowed, our exclusive licenses may be converted to non-exclusive
licenses and our ability to produce and sell our products and product candidates may be materially harmed. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In addition, the agreements under which we currently license or have rights to use intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed, sublicensed or obtained rights to use prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.
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
The research and development projects under our internal discovery programs are at an early-stage of development. As a result, we are unable to predict if or when we will successfully develop or commercialize any product candidates under such programs.
Our internal discovery programs are at an early-stage of development and will require significant investment and regulatory approvals prior to commercialization. Each of our product candidates will require additional clinical and pre-clinical
development, management of clinical,
pre-clinical
and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before they generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the NMPA, the FDA or comparable regulatory authorities, and we may never receive such regulatory approval for any such product candidates.
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
In 2017, we built a small molecule facility capable of supporting clinical and commercial production, and in 2018, we built a large molecule facility in Suzhou, China using Cytiva FlexFactory platform technology capable of supporting clinical production of our product candidates. These facilities were approved for clinical and commercial production of our product candidates and, accordingly, we intend to rely on these facilities for the manufacture of clinical and commercial supply of some of our products or product candidates. If either facility were damaged or destroyed, or otherwise subject to disruption, for example due to the
COVID-19
pandemic, it would require substantial lead-time to replace our manufacturing capabilities. In such event, we would be forced to identify and rely partially or entirely on third-party contract manufacturers for an indefinite period. Any new facility needed to replace an existing production facility would need to comply with the necessary regulatory requirements and be tailored to our production requirements and processes. We also would need regulatory approvals before using any products or drugs manufactured at a new facility in clinical trials or selling any products or drugs that are ultimately approved. Any disruptions or delays at our facility or its failure to meet regulatory compliance would impair our ability to develop and commercialize our products or product candidates, which would adversely affect our business and results of operations.
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
The data privacy regime in mainland China and in the United States are evolving and there may be more stringent compliance requirements for the collection, processing, use, and transfer of personal information and important data. In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site
systems and outsourced vendors. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at the Company or vendors that provide information systems, networks or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could have an adverse impact on us and our business, including loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation or a loss of revenues, and invite regulator’s scrutiny. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of the Company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems.

We are subject to laws and government regulations relating to privacy and data protection that have required us to modify certain of our policies and procedures with respect to the collection and processing of personal data, and future laws and regulations may cause us to incur additional expenses or otherwise limit our ability to collect and process personal data.
We are subject to data privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.
Within the United States, there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, collectively, HIPAA, which impose obligations on certain “covered entities” and their “business associates” contractors with respect to the privacy, security and transmission of certain individually identifiable health information. Although we believe that we are not currently directly subject to HIPAA, HIPAA affects the ability healthcare providers and other entities with which we may interact to disclose patient health information to us. As another example, at the state level, we are subject to the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, and has been enforced by the California Attorney General since July 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask companies to disclose details about the personal information they collect, as well as other rights such as the right to ask companies to delete a consumer’s personal information and opt out of the sale of personal information. These protections will be expanded by the California Privacy Rights Act (CPRA), which was approved by California voters in November 2020 and will be operational in most key respects on January 1, 2023. Colorado and Virginia have also passed comprehensive privacy laws that may impact our operations, and there are similar legislative proposals being advanced in other U.S. states, as well as in Congress.
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
We may face further restrictions (or even prohibitions) on our ability to transfer our scientific data abroad if Chinese regulators impose new restrictions (or change their interpretation of existing restrictions) on life sciences companies like us and the scientific data we obtain, generate, and maintain.
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
The definition of scientific data is quite broad, but the Chinese government has not issued further guidance to clarify if clinical study data would fall within the definition of scientific data. To our understanding, the Chinese government has not required life sciences companies to upload clinical study data to any government-designated data center or prevented the cross-border transmission and sharing of clinical study data. None of our clinical study or other scientific data has been created or managed with government funds, or funded by any source that concerns state secrets, national security, or social and public interests. To date, we have received all requisite permissions to transfer clinical study data abroad. We are closely monitoring legal and regulatory developments in this area to see how scientific data is interpreted, and we may be required to comply with additional regulatory requirements for sharing clinical study or other scientific data with our licensors or foreign regulatory authorities, although the scope of such requirements, if any, is currently unknown.
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
TPX-0022
and repotrectinib, Cullinan for
CLN-081,
Novocure for TTFields, argenx for Efgartigimod, Karuna for KarXT, and Blueprint for
BLU-701
and
BLU-945,
each of our licensors has the first right to prosecute and maintain the respective licensed patents and joint patents in Greater China. With respect to the patent portfolio for ZEJULA, which we sub-license
from GSK, we have the first right to enforce such patent portfolio within mainland China, Hong Kong, and Macau. However, GSK maintains the right to enforce such patent portfolio in all other territories or, if we fail to bring an action within 90 days, within Greater China. In the case where GSK controls such enforcement actions, although GSK has the obligation to consult with us on such actions within Greater China, rights granted by GSK under ZEJULA to another licensee, such as Janssen Biotech, Inc. to whom GSK has granted an exclusive right to develop ZEJULA for the treatment of prostate cancer, could potentially influence GSK’s interests in the exercise of its prosecution, maintenance and enforcement rights in a manner that may favor the interests of such other licensee as compared with us, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.
We have relied on a limited number of customers for a substantial portion of our revenue.
A substantial amount of our revenue is derived from sales to a limited number of customers, which are distributors as consistent with industry norm. Because of this concentration among a small number of customers, if an event were to adversely affect one of these customers, it would have a material impact on our business. For the years ended December 31, 2021 and 2020, the aggregate amount of product revenue generated from our five largest customers accounted for approximately 39.9% and 48.6% of our product revenue, respectively. Product revenue generated from our largest customer for the same periods accounted for approximately 21.5% and 27.5% of our product revenue, respectively. While we are continuing to expand our customer base for our four approved products in mainland China, we may continue to rely on such major customers in ramping up the sales of our commercialized products. There is no assurance that our five largest customers will continue to purchase from us at the current levels or at all in the future. If any of our five largest customers significantly reduces its purchase volume or ceases to purchase from us, and we are not able to identify new customers in a timely manner, our business, financial condition and results of operation may be materially and adversely affected. In addition, there is no assurance that our major customers will not negotiate for more favorable terms for them in the future. Under such circumstances, we may have to agree to less favorable terms in order to maintain the ongoing cooperative relationships with our major customers. If we are unable to reduce our production cost accordingly, our profitability, results of operations and financial conditions may be materially and adversely affected. Therefore, any risks which could have a negative impact on our major customers could in turn have a negative impact on our business.

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
Also, the carrying amounts of cash and cash equivalents, restricted cash and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents (in millions of dollars) of $964.1 and $442.1, restricted cash of $0.8 and $0.7 and short-term investments of $445.0 and $744.7 at December 31, 2021 and 2020, respectively, most of which are deposited in financial institutions outside of mainland China. Although our cash and cash equivalents in mainland China, Hong Kong, Australia, and the United States are deposited with various major reputable financial institutions, deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of December 31, 2021 and 2020, our short-term investments consisted of time deposits with original maturities more than three months.
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
Our success depends, in part, on our ability to protect our products and product candidates from competition by obtaining, maintaining and enforcing our intellectual property rights, including patent rights. We seek to protect the products and product candidates and technology that we consider commercially important by filing Chinese and international patent applications, relying on trade secrets or pharmaceutical regulatory protection or employing a combination of these methods. We also seek to protect our proprietary position by in-licensing
intellectual property relating to our technology and product candidates. We do not own or exclusively license any issued patents with respect to certain of our products and product candidates in all territories in which we plan to commercialize our products and product candidates. For example, we do not own or exclusively license any issued patents covering ZEJULA in Macau. We do not own or exclusively license any issued patents covering margetuximab, tebotelimab and a pre-clinical
multi-specific TRIDENT molecule in Macau, but we do exclusively license issued patents or pending patent applications in mainland China, Hong Kong or Taiwan covering them. We do not own or exclusively license any issued patents or pending patent applications covering Tumor Treating Fields in Macau or Taiwan, but we do exclusively license issued patents and pending patent applications covering Tumor Treating Fields in mainland China and Hong Kong. We in-license
one issued patent in Taiwan, two pending patent applications in mainland China, one pending patent application in each of Taiwan and Hong Kong, which are all related to retifanlimab (INCMGA0012
(PD-1)).
We
in-license
two issued patents in each of mainland China, Hong Kong, and Taiwan relating to durlobactam, but we do not own or exclusively license any issued patents or pending application in Macau. We cannot predict whether such patent applications or any of our other owned or in-licensed
pending patent applications will result in the issuance of any patents that effectively protect our products and product candidates. If we or our licensors are unable to obtain or maintain patent protection with respect to our products or product candidates and technology we develop, our business, financial condition, results of operations and prospects could be materially harmed.
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, our license and intellectual property-related agreements may not provide us with exclusive rights to use our in-licensed
intellectual property rights relating to the applicable products and product candidates in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. For example, under our agreements with GSK for ZEJULA, our licenses are limited to mainland China, Hong Kong, and Macau. In the case of our agreements with argenx for efgartigimod, Paratek for omadacycline
(ZL-2401),
and Deciphera for QINLOCK, our licenses or, as applicable, our rights are limited to Greater China. Also, in the case of our agreement with Entasis for durlobactam, our license is limited to mainland China, Hong Kong, Macau, Taiwan, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand, and Japan. In the case of our agreement with Takeda for simurosertib
(TAK-931),
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
as well as Regeneron’s patents relating to odronextamab (REGN1979), may not be granted for a number of reasons, including known or unknown prior art, deficiencies in the patent application or the lack of novelty of the underlying invention or technology. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure
and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and any other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or in-licensed
patents or pending patent applications or that we or our licensors were the first to file for patent protection of such inventions. Furthermore, mainland China and the United States have adopted the
“first-to-file”
or the
“first-inventor-to
file” system under which whoever first files a patent application will be awarded the patent if all other patentability requirements are met. Under the first-to-file
or the
first-inventor-to
file system third parties may be granted a patent relating to a technology, which we invented.
In addition, under Chinese Patent Law, any organization or individual that applies for a patent in a foreign country for an invention or utility model accomplished in mainland China is required to report to the CNIPA for confidentiality examination. Otherwise, if an application is later filed in mainland China, the patent right will not be granted. Moreover, even if patents do grant from any of the applications, the grant of a patent is not conclusive as to its scope, validity or enforceability.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in mainland China, United States and abroad. We and our licensors and collaboration partners may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, re-examination,
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
manner.
Furthermore, the terms of patents are finite. The patents we own or in-license
and the patents that may issue from our currently pending owned and in-licensed
patent applications generally have a
20-year
protection period starting from such patents’ filing date (or the priority date, if priority is claimed). Given the amount of time required for the development, testing and regulatory review of products and new product candidates, patents protecting such products and product candidates might expire before or shortly after such products or product candidates are commercialized. While the patent laws in jurisdictions we operate in, including in the United States and mainland China, enable the term of the patent term to be extend to account for the time required for the development, testing and regulatory review of products and new product candidates, we may not be able to successfully obtain any extension of terms of our owned or in-licensed
patents, and, in mainland China, the legal regime for obtaining patent term extensions is being developed and not yet mature. As a result, our owned or in-licensed
patents and patent applications may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our patents and patent applications are, and may in the future be, co-owned
with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’
interest in such patents or patent applications, such
co-owners
may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners
of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
Our owned or
in-licensed
patents could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.
We or our licensors or collaboration partners may become involved in patent litigation against third parties to enforce owned or in-licensed
patent rights, to invalidate patents held by such third parties or to defend against such claims. A court may refuse to stop the other party from using the technology at issue on the grounds that patents owned or in-licensed
by us, our licensors or our collaboration partners do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe, misappropriate or otherwise violate their intellectual property or that a patent we or our licensors or collaboration partners have asserted against them is invalid or unenforceable. In patent litigation, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In addition, third parties may initiate legal proceedings before administrative bodies in the United States or abroad, even outside the context of litigation, against us or our licensors with respect to our owned or in-licensed
intellectual property to assert such challenges to such intellectual property rights. Such mechanisms include re-examination,
inter partes
review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancelation or amendment to our patents in such a way that they no longer cover and protect our products and product candidates.
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
We may not be able to protect our intellectual property in mainland China or other jurisdictions.
The validity, enforceability and scope of protection available under the relevant intellectual property laws in mainland China are uncertain and still evolving. Implementation and enforcement of Chinese intellectual property-related laws have historically been deficient and ineffective. Accordingly, intellectual property and confidentiality legal regimes in mainland China may not afford protection to the same extent as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or our licensors to determine the enforceability, scope and validity of our proprietary rights or those of others. As noted above, we may need to rely on our licensors to enforce and defend our technologies. The experience and capabilities of Chinese courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require a significant expenditure of cash and may divert management’s attention from our operations, which could harm our business, financial condition and results of operations. An adverse determination in any such litigation could materially impair our intellectual property rights and may harm our business, prospects and reputation.
Filing, prosecuting, maintaining and defending patents on products and product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or mainland China or from selling or importing products made using our inventions in and into the United States, mainland China or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own competing products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions, including mainland China. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Changes in either the patent laws or interpretation of the patent laws in the United States, mainland China and other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, including changing the standards of patentability, and any such changes could have a negative impact on our business. For example, in the United States, the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in September 2011, includes a number of significant changes to U.S. patent law. These changes include a transition from a
“first-to-invent”
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
In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In mainland China, it has become challenging to obtain patents that claim aspects of a product other than the direct compound structure of the active pharmaceutical ingredient of a pharmaceutical or biopharmaceutical product, such as selection patents, polymorphs, enantiomers, salts, ethers and esters, compositions, doses, combinations, prodrugs, metabolites and new medical uses. Additionally, because a Markush claim lists alternative elements and thus claims numerous lots of chemicals, a Markush claim is much easier than a direct compound structure of the active pharmaceutical ingredient claim to be invalidated. Even if these so-called
“secondary patents” are granted in mainland China, they remain challenging to enforce against potential infringers and are invalidated or declared unenforceable at a high rate when challenged. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the Chinese government, the People’s Courts and the China National Intellectual Property Administration, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.
If we are unable to maintain the confidentiality of our trade secrets, our business and competitive position may be harmed.
In addition to the protection afforded by registered patents and pending patent applications, we rely upon unpatented trade secret protection, unpatented know-how
and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how
can be difficult to protect. We also seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with parties that have access to them, such as our partners, collaborators, scientific advisors, employees, consultants and other third parties, and invention assignment agreements with our consultants and employees. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical know-how
or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. If any of the partners, collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements or otherwise discloses our proprietary information, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Enforcing a claim that a third party illegally disclosed or misappropriated our trade secrets, including through intellectual property litigations or other proceedings, is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts in mainland China and other jurisdictions inside and outside the United States are less prepared, less willing or unwilling to protect trade secrets.
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
Our commercial success depends significantly on our ability to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the patents and other proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. In mainland China and the United States, invention patent applications are generally maintained in confidence until their publication 18 months from the filing date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and invention patent applications are filed. Even after reasonable investigation, we may not know with certainty whether any third-party may have filed a patent application without our knowledge while we are still developing or producing that product. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any products or product candidates we may develop, including interference proceedings, post-grant review, inter partes
review and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions.
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
Even if resolved in our favor, litigation or other legal proceedings relating to our, our licensor’s or other third parties’ intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ordinary shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
We may be subject to claims that we or our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or are in breach of confidentiality, non-disclosure,
non-use,
non-competition
or
non-solicitation
agreements with such current or former employers, some of whom may be our competitors or potential competitors.
We could in the future be subject to claims that we or our employees, consultants or advisors have inadvertently or otherwise improperly used or disclosed alleged trade secrets or other proprietary information of our employees’, consultants’ or advisors’ current or former employers. Many of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not improperly use the intellectual property, proprietary information, know-how
or trade secrets of their current or former employers in their work for us, we may be subject to claims that we or these individuals have breached the terms of any confidentiality, non-disclosure,
non-use,
non-competition
or

non-solicitation
agreements we or these individuals have with such current or former employers, or that we or these individuals have, inadvertently or otherwise, improperly used or disclosed the alleged trade secrets or other proprietary information of such current or former employers.
Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management and research personnel. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our products and product candidates if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business and may prevent us from successfully commercializing our products and product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives or research personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop or commercialize our products and product candidates, which would have a material adverse effect on our business, results of operations and financial condition.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in enforcing such an agreement with each employee or contractor who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against our employees or contractors or other third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be successful in obtaining necessary intellectual property rights to product candidates for our development pipeline through acquisitions and in-licenses.
Although we also intend to develop product candidates through our own internal research, our near-term business model is predicated, in large part, on our ability to successfully identify and acquire or in-license
product candidates to grow our product candidate pipeline. However, we may be unable to acquire or in-license
intellectual property rights relating to, or necessary for, any such product candidates from third parties on commercially reasonable terms or at all, including because we are focusing on specific areas of care such as oncology and inflammatory and infectious diseases. In that event, we may be unable to develop or commercialize such product candidates. We may also be unable to identify product candidates that we believe are an appropriate strategic fit for the Company and intellectual property relating to, or necessary for, such product candidates. Any of the foregoing could have a materially adverse effect on our business, financial condition, results of operations and prospects.
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
The China Patent Law, which was most recently amended by the SCNPC on October 17, 2020, and became effective on June 1, 2021, for the first time, provides for patent term extension and adjustments for patents and a patent linkage system. Under the China Patent Law, patent term extensions can be obtained for regulatory delays in the review and approval of new drugs but are limited to no more than five years and the total post-marketing patent term of the new drug cannot exceed 14 years. The China Patent Law also provides for patent term adjustments where there is an unreasonable delay caused during patent examination. A patentee may apply for a patent term adjustment where the patent is granted at least four years after the filing date, and at least three years after substantive examination was requested. In addition, the China Patent Law, for the first time, introduces in mainland China a patent linkage system for the early resolution of patent disputes concerning generic drug applications similar to the Hatch Waxman Act in the United States, and around the same time of the China Patent Law, the National Medical Products Administration and the China National Intellectual Property Administration jointly issued on September 11, 2020 a draft of the Implementation Measures for Early Resolution Mechanism of Pharmaceutical Patent Disputes (for Trial Implementation) for public comment which sets forth, for the first time, details of how such patent linkage system would be implemented. However, to be implemented, the patent term extensions and adjustments require further promulgation of regulations and detailed implementation measures. Additionally, in mainland China, there is currently no effective law or regulation providing for data exclusivity, although Chinese regulators have proposed a framework for integrating data exclusivity into the Chinese regulatory regime. Until the new provisions of the China Patent Law providing for patent term extensions and adjustments and the proposed framework for data exclusivity can be implemented through the promulgation of additional laws, regulations and detailed implementation measures, a lower-cost generic or biosimilar drug can emerge onto the market more quickly. Consequently, the absence of currently implemented laws and regulations on patent term extension and adjustment and data exclusivity or the cancelation of the previous five-year administrative exclusivity for domestically manufactured new drugs could result in much weaker protection for us against generic competition in mainland China. For instance, if we are unable to obtain patent term extension or adjustment or the term of any such extension or adjustment is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. The Beijing IP Court accepted a first patent linkage litigation in November 2021. In October 2021, CNIPA announced that it had received 23 requests for administrative adjudication and accepted 12 of them. Since the cases would usually take several months, the Company will follow those administrative rulings / court decisions to have a deeper understanding on the protection to originators in practice.

If the originator of chemical drug gets a favorable court judgment or a decision from the CNIPA within the nine-month period, the NMPA can grant marketing authorization to the generic applicant after the nine-month period expires. If the originator for biological drug cannot secure a favorable decision before the NMPA’s issuance of the marketing authorization, the NMPA will grant marketing authorization to the biosimilar applicant accordingly. If originator receives court judgment after the issuance of marketing authorization, the court will normally support an infringement claim in a future infringement lawsuit based on the effective decision of patent coverage ba sed on Article 76 of Patent Law, if the relevant patent and relevant drug are the same. If the originator fails the patent linkage litigation, the generic drug marketing authorization applicant can sue at Beijing IP court for damages to be paid by the patentee or interested party, if the patentee or interested party knew or should have known that (a) the relevant patent is invalid or (b) the generic drug applied for registration does not fall within the scope of the relevant patent.
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
Risks Related to Our ADSs and Ordinary Shares
If we fail to maintain proper internal financial reporting controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.
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
If we fail to maintain effective internal control over financial reporting in the future, our management and our independent registered public accounting firm may not be able to conclude that we have effective internal controls over financial reporting, investors may lose confidence in our operating results, the price of our ordinary shares and/or ADSs could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, our ADSs may not be able to remain listed on the Nasdaq Global Market.
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
The market price for our ADSs and/or ordinary shares has been volatile. From September 20, 2017 to February 28, 2022, the closing price of our ADSs on the Nasdaq Global Market ranged from a high of $191.71 to a low of $14.95 per ADS. From September 28, 2020 to February 28, 2022, the closing price of our ordinary shares on the Stock Exchange of Hong Kong ranged from a high of HKD1,504.0 to a low of HKD327.8 per ordinary share.
The market price of our ADSs and ordinary shares are likely to continue to be highly volatile and subject to wide fluctuations in response to factors, including the following:

•	announcements of competitive developments;

•	regulatory developments affecting us, our customers or our competitors;

•	announcements regarding litigation or administrative proceedings involving us;

•	actual or anticipated fluctuations in our period-to-period operating results;

•	changes in financial estimates by securities research analysts;

•	additions or departures of our executive officers;

•	fluctuations of exchange rates between the RMB and the U.S. dollar;

•	release or expiration of lock-up or other transfer restrictions on our outstanding ADSs or ordinary shares; and

•	sales or perceived sales of additional ADSs or ordinary shares.
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our ADSs or ordinary shares, regardless of our actual operating performance. For example, in March 2020, the exchanges in the United States and mainland China experienced a sharp decline as the
COVID-19
pandemic negatively affected stock market and investors sentiment and resulted in significant volatility, including temporary trading halts. In the year ended December 31, 2021, there were multiple severe daily drops in the global stock market. Prolonged global capital markets volatility may affect overall investor sentiment towards our ADSs and/or ordinary shares, which would also negatively affect the trading prices for our ADSs and ordinary shares.
Fluctuations in the value of the RMB or HK dollars may have a material adverse effect on our results of operations and the value of your investment.
The value of the RMB or HK dollar against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old
policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted, and the exchange rate between the RMB and U.S. dollar remained within a narrow band. In June 2010, the PBOC, announced that the Chinese government would increase the flexibility of the exchange rate, and thereafter allowed the RMB to appreciate slowly against the U.S. dollar within the narrow band fixed by the PBOC. However, more recently, on August 11, 12 and 13, 2015, the PBOC significantly devalued the RMB by fixing its price against the U.S. dollar 1.9%, 1.6%, and 1.1% lower than the previous day’s value, respectively. On October 1, 2016, the RMB joined the International Monetary Fund’s basket of currencies that make up the Special Drawing Right, or SDR, along with the U.S. dollar, the Euro, the Japanese yen and the British pound. In the fourth quarter of 2016, the RMB depreciated significantly while the U.S. dollar surged and mainland China experienced persistent capital outflows. With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the Chinese government may in the future announce further changes to the exchange rate system. There is no guarantee that the RMB will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.
The value of our ADSs will, therefore, be affected by the foreign exchange rates between U.S. dollars, HK dollars and the RMB. For example, to the extent that we need to convert U.S. dollars or HK dollars into RMB for our operations or if any of our arrangements with other parties are denominated in U.S. dollars or HK dollars and need to be converted into RMB, appreciation of the RMB against the U.S. dollar or the HK dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert RMB into U.S. dollars or HK dollars for the purpose of making payments for dividends on our ADSs or ordinary shares or for other business purposes, appreciation of the U.S. dollar or the HK dollar against the RMB would have a negative effect on the conversion amounts available to us.
Since 1983, the Hong Kong Monetary Authority (HKMA) has pegged the HK dollar to the U.S. dollar at the rate of approximately HK$7.80 to US$1.00. However, there is no assurance that the HK dollar will continue to be pegged to the U.S. dollar or that the HK dollar conversion rate will remain at HK$7.80 to US$1.00. If the HK dollar conversion rate against the U.S. dollar changes and the value of the HK dollar depreciates against the U.S. dollar, the Company’s assets denominated in HK dollars will be adversely affected. Additionally, if the HKMA were to repeg the HK dollar to, for example, the RMB rather than the U.S. dollar, or otherwise restrict the conversion of HK dollars into other currencies, then the Company’s assets denominated in HK dollars will be adversely affected.
Significant revaluation of the RMB or HK dollar may have a material adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars into RMB or HK dollars for our operations, appreciation of the RMB or HK dollar against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB or HK dollars into U.S. dollars for the purpose of making payments for dividends on our ADSs or ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, appreciation or depreciation in the value of the RMB relative to U.S. dollars would affect our financial results reported in U.S. dollar terms regardless of any underlying change in our business or results of operations.
Very limited hedging options are available in mainland China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert RMB into foreign currency.
Holders of ADSs have fewer rights than shareholders and must act through the depositary to exercise their rights.
Holders of our ADSs do not have the same rights as our shareholders and may only exercise the voting rights with respect to the underlying ordinary shares in accordance with the provisions of the deposit agreement. Under our fifth amended and restated articles of association, an annual general meeting and any extraordinary general meeting may be called with not less than fourteen days’ notice. When a general meeting is convened, you may not receive sufficient notice of a shareholders’ meeting to permit you to withdraw the ordinary shares underlying your ADSs to allow you to vote with respect to any specific matter. If we ask for your instructions, we will give the depositary notice of any such meeting and details concerning the matters to be voted upon at least 30 days in advance of the meeting date and the depositary will send a notice to you about the upcoming vote and will arrange to deliver our voting materials to you. The depositary and its agents, however, may not be able to send voting instructions to you or carry out your voting instructions in a timely manner. We will make all commercially reasonable efforts to cause the depositary to extend voting rights to you in a timely manner, but we cannot assure you that you will receive the voting materials in time to ensure that you can instruct the depositary to vote the ordinary shares underlying your ADSs. Furthermore, the depositary will not be liable for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a holder or beneficial owner of ADSs, you may have limited recourse if we or the depositary fail to meet our respective obligations under the deposit agreement or if you wish us or the depositary to participate in legal proceedings. As a result, you may not be able to exercise your right to vote and you may lack recourse if your ADSs are not voted as you request. In addition, in your capacity as an ADS holder, you will not be able to call a shareholders’ meeting.
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
The effect of this discretionary proxy is that, if you fail to give voting instructions to the depositary, you cannot prevent the ordinary shares underlying your ADSs from being voted, except under the circumstances described above. This may adversely affect your interests and make it more difficult for ADS holders to influence the management of the Company. Holders of our ordinary shares are not subject to this discretionary proxy.
You may not receive distributions on our ADSs or any value for them if such distribution is illegal or impractical or if any required government approval cannot be obtained in order to make such distribution available to you.
Although we do not have any present plan to pay any dividends, the depositary of our ADSs has agreed to pay to you the cash dividends or other distributions it or the custodian receives on ordinary shares or other deposited securities underlying our ADSs, after deducting its fees and expenses and any applicable taxes and governmental charges. You will receive these distributions in proportion to the number of ordinary shares your ADSs represent. However, the depositary is not responsible if it decides that it is unlawful or impractical to make a distribution available to any holders of ADSs. For example, it would be unlawful to make a distribution to a holder of ADSs if it consists of securities whose offering would require registration under the Securities Act of 1933, as amended, or the Securities Act, but are not so properly registered or distributed under an applicable exemption from registration. The depositary may also determine that it is not reasonably practicable to distribute certain property. In these cases, the depositary may determine not to distribute such property. We have no obligation to register under the U.S. securities laws any offering of ADSs, ordinary shares, rights or other securities received through such distributions. We also have no obligation to take any other action to permit the distribution of ADSs, ordinary shares, rights or anything else to holders of ADSs. This means that you may not receive distributions we make on our ordinary shares or any value for them if it is illegal or impractical for us to make them available to you. These restrictions may cause a material decline in the value of our ADSs.
Your right to participate in any future rights offerings may be limited, which may cause dilution to your holdings.
We may from time to time distribute rights to our shareholders, including rights to acquire our securities. However, we cannot make rights available to you in the United States unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. Also, under the deposit agreement, the depositary will not make rights available to you unless either both the rights and any related securities are registered under the Securities Act, or the distribution of them to ADS holders is exempted from registration under the Securities Act. We are under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective. Moreover, we may not be able to establish an exemption from registration under the Securities Act. If the depositary does not distribute the rights, it may, under the deposit agreement, either sell them, if possible, or allow them to lapse. Accordingly, you may be unable to participate in our rights offerings and may experience dilution in your holdings.
Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.
We are incorporated under the laws of the Cayman Islands and currently have subsidiaries in mainland China, Hong Kong, Taiwan, the Cayman Islands, the United States, Australia and the British Virgin Islands. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us, our parent company and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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
There is no assurance that we will not be a passive foreign investment company, or the PFIC for U.S. federal income tax purposes for any taxable year, which could subject U.S. investors in our ADSs or ordinary shares to significant adverse U.S. federal income tax consequences.
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
income.
Based on the current market price of our ADSs and our current and expected composition of income and assets, we do not expect the Company and its subsidiaries to be PFICs for our current taxable year. However, our assets other than goodwill are expected to consist primarily of cash and cash equivalents for the foreseeable future. Therefore, whether we will satisfy the asset test for the current or any future taxable year will depend largely on the quarterly value of our goodwill (which may be determined by reference to the market price of our ADSs, which could be volatile given the nature and early-stage of our business). If our market capitalization declines while we continue to hold a significant amount of cash (including cash raised in this offering) the risk that we will be a PFIC will increase. Furthermore, we may be a PFIC for any taxable year in which our interest and other investment income constitutes 75% or more of the sum of (i) such interest and investment income and (ii) the excess of our revenue over cost of goods sold. In addition, a company’s PFIC status is an annual determination that can be made only after the end of each taxable year. Therefore, we cannot give any assurance as to whether we are a PFIC for the current or any future taxable year.
Subject to the discussion in the next paragraph, if we are or become a PFIC, U.S. investors generally would be subject to adverse U.S. federal income tax consequences, such as increased tax liabilities on capital gains and certain distributions, and interest charges on taxes deemed to be deferred. If we are a PFIC for any taxable year during which a U.S. investor owns ADSs or ordinary shares, we will generally continue to be treated as a PFIC with respect to such investor for all succeeding years during which the investor own ADSs or shares (unless the investor timely makes a valid “deemed sale” election), even if we cease to meet the threshold requirements for PFIC status. A mark-to-market
election may be available with respect our ADSs or ordinary shares, which would result in U.S. federal income tax consequences to holders of our ADSs or ordinary shares that are different from those described above.
If a U.S. investor owns our ADSs or ordinary shares during any year in which we are a PFIC, such investor generally will be required to file annual reports on IRS Form 8621 (or any successor form) with respect to us, generally with their U.S. federal income tax return for that year. U.S. investors should consult their tax advisors regarding the determination of whether we are a PFIC for any taxable year and the potential application of the PFIC rules.
If a United States person is treated as owning at least 10% of our ordinary shares, such holder may be subject to adverse U.S. federal income tax consequences.
If a U.S. Holder (as defined below under “Material United States Federal Income Tax Considerations”) is treated as owning (directly, indirectly or constructively) at least 10% of either the total value or total combined voting power of our ADSs or our ordinary shares, such U.S. Holder may be treated as a “United States shareholder” with respect to each controlled foreign corporation, or CFC, in the Company (if any). Because the Company includes at least one U.S. subsidiary (Zai Lab (US) LLC), certain of our
non-U.S.
subsidiaries will be treated as CFCs (regardless of whether Zai Lab Limited is treated as a CFC). A United States shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed
income” and investments in U.S. property by CFCs, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether any of our
non-U.S.
subsidiaries, if any, are treated as a CFC or whether such investor is treated as a United States shareholder with respect to any of such CFCs. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. Failure to comply with these reporting obligations may subject you to significant monetary penalties and may prevent the statute of limitations with respect to your U.S. federal income tax return for the year for which reporting was due from starting. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our ADSs or ordinary shares.
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
On December 22, 2017, the Tax Cut and Jobs Act, or the Tax Act, was signed into law which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. In addition, the Biden Administration has proposed a significant number of changes to U.S. tax laws, including an increase in the maximum tax rate applicable to U.S. corporations and certain individuals. The likelihood of any such legislation being enacted is uncertain but could adversely impact us. We urge holders of our ADS to consult with their legal and tax advisors with respect to such proposed legislation and about the potential tax consequences of investing in or holding our ADSs or ordinary shares.
Our corporate actions are substantially controlled by our directors, executive officers and other principal shareholders, who can exert significant influence over important corporate matters, which may reduce the price of the ordinary shares and/or ADSs and deprive you of an opportunity to receive a premium for your ordinary shares and/or ADSs.
These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of the Company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these persons could divert business opportunities away from us to themselves or others.
You may have difficulty enforcing judgments obtained against us.
Zai Lab Limited is a company incorporated under the laws of the Cayman Islands, and a substantial portion of our assets are located outside the United States. A substantial portion of our current operations is conducted in mainland China. In addition, some of our directors and officers are nationals and residents of countries or regions other than the United States or Hong Kong. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States or Hong Kong upon these persons, or to bring an action against us or against these individuals in the United States or Hong Kong in the event that they believe that their rights have been infringed under the U.S. federal securities laws, Hong Kong laws or otherwise. Even if shareholders are successful in bringing an action of this kind, the laws of the Cayman Islands and mainland China may render them unable to enforce a judgment against our assets or the assets of our directors and officers. There is uncertainty as to whether the courts of the Cayman Islands or mainland China would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.
The recognition and enforcement of foreign judgments are provided for under China Civil Procedures Law. Chinese courts may recognize and enforce foreign judgments in accordance with the requirements of China Civil Procedures Law based either on treaties between mainland China and the country where the judgment is made or on principles of reciprocity between jurisdictions. Mainland China does not have any treaties or other forms of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to China Civil Procedures Law, mainland China courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of Chinese laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a Chinese court would enforce a judgment rendered by a court in the United States.

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
The different characteristics of the capital markets in Hong Kong and the United States may negatively affect the trading prices of our ordinary shares and/or ADSs.
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
The depositary for the ADSs is entitled to charge holders fees for various services including for the issuance of ADSs upon deposit of ordinary shares, cancelation of ADSs, distributions of cash dividends or other cash distributions, distributions of ADSs pursuant to share dividends or other free share distributions, distributions of securities other than ADSs and annual service fees. In the case of ADSs issued by the depositary into The Depository Trust Company, or DTC, the fees will be charged by the DTC participant to the account of the applicable beneficial owner in accordance with the procedures and practices of the DTC participant as in effect at the time. Additionally, dealings in the ordinary shares registered in our Hong Kong register of members will be subject to Hong Kong stamp duty.
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
Because we operate in Greater China and other countries outside of the United States, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; economic sanctions and export control laws, such as the Export Administration Regulations promulgated by the United States Department of Commerce; laws and regulations on foreign investment, including the CFIUS regulations in the United States; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy, such as the
COVID-19
outbreak impacting China and elsewhere; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates.
Our business and financial results, including our ability to raise capital or raise capital on favorable terms and the market price of our ordinary shares and/or our ADSs, may be adversely affected by the geopolitical factors arising in connection with Russia’s invasion of Ukraine, including particularly how countries like the United States and China choose to respond to this war. As a result, the value of our ADSs and ordinary share may significantly decline.
Our business and financial results, including our ability to raise capital or raise capital on favorable terms and the market price of our ordinary shares and/or our ADSs, may be adversely affected by the geopolitical factors arising in connection with Russia’s invasion of Ukraine. We do not conduct business in either Russia or
Ukraine. However, our global operations expose us to geopolitical risks, including particularly here, how the
United States and China choose to respond to the war between Ukraine and Russia. If this war continues, increases, or expands, or leads to continued political or economic instability, terrorist activity, or gives rise to further government actions such as sanctions or increased economic or political tensions between the United
States and China, our business and financial results, including our ability to raise capital or raise capital on favorable terms and the market price of our ordinary shares and/or our ADSs, may be adversely impacted and the value of our ADSs and ordinary shares may significantly decline.
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
For example, due to business interruptions to hospitals and treatment centers in mainland China arising in connection with the outbreak of
COVID-19,
some patients have experienced difficulties in accessing hospital care and, as a result, our commercialization team has had fewer opportunities to reach patients who could benefit from ZEJULA, Optune, QINLOCK, or NUZYRA. In addition, we have experienced delays in the enrollment of patients in our clinical trials due to the outbreak of
COVID-19.
Our commercial partners and licensors also have similarly experienced delays in enrollment of patients to their clinical trials due to the outbreak of
COVID-19
in their respective territories. However, none of our NDA submission and acceptance nor CTA approvals have been materially delayed.
However, as the outbreak of
COVID-19
has largely been contained in mainland China, we believe we have experienced only minimal disruption to our overall commercialization efforts for our products and our planned clinical trials since the outbreak. Nevertheless, outbreaks may occur again and may result in similar business interruptions in the future. Additionally, although we have not experienced material supply disruptions due to the outbreak of
COVID-19,
we cannot guarantee that we will not experience supply disruptions in the future due to
COVID-19
or any other pandemic, epidemic or other public health crises, natural catastrophe or other disasters.
There are no comparable recent events that provide guidance as to the effect the
COVID-19
outbreak as a global pandemic may have and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change, and the actual effects will depend on many factors beyond our control. To the extent the outbreak of
COVID-19
results in delays and interruptions to our or our commercial partners’ and licensors’ clinical trials in the future, such delays may result in increased development costs for our products and product candidates, which could cause the value of the Company to decline and limit our ability to obtain additional financing.
If we or our CROs or CMOs fail to comply with environmental, health and safety laws and regulations of mainland China, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We, our CROs, CMOs or other contractors are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. In addition, our construction projects can only be put into operation after certain regulatory procedures with the relevant administrative authorities in charge of environmental protection, health and safety have been completed. Our development operations primarily occur in mainland China and the United States and involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We are therefore subject to Chinese laws and regulations as well as U.S. laws and regulations concerning the discharge of wastewater, gaseous waste and solid waste during our processes of research and development drugs. We generally contract with third parties for the disposal of these materials and wastes. We may not at all times comply fully with environmental regulations and we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources or insurance coverage. We also could incur significant costs associated with civil, administrative or criminal fines and penalties.
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
We may be at an increased risk of securities class action litigation. Historically, securities class action litigation has often been brought, whether warranted or not, against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant share price volatility in recent years, including during 2021 when we, like other biotechnology and biopharmaceutical companies, suffered significant share price declines. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, the market price for our ordinary shares and/or ADSs and trading volume could decline.
The trading market for our ADSs and/or ordinary shares relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. If research analysts do not maintain adequate research coverage or if one or more of the analysts who covers us downgrades our ordinary shares and/or ADSs or publishes inaccurate or unfavorable research about our business, the market price for our ADSs and/or ordinary shares would likely decline. If one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for the ADSs and/or ordinary shares to decline significantly.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease all of our facilities. We are headquartered in Shanghai where we have our main administrative and laboratory offices, which is 3,632 square meters in size. The lease for this facility expires in 2023. We also have a 2,475 square meter commercial office for in Shanghai, the lease for which expires in 2022, and a 723 square meter office in Beijing, the lease for which expires in 2022. We have a 445 square meter commercial office in Hong Kong, the leases for which expire in 2022. We lease an administrative office in Guangzhou from a third party. We also have a 2,892 square foot administrative office and an 18,707 square foot laboratory office in the San Francisco Bay area, the leases for which expire in 2022 and 2026, respectively. We also lease corporate offices in Cambridge, Massachusetts. In early 2017, we built a small molecule drug product facility in Suzhou, China, capable of supporting clinical and commercialized production, which is 4,223 square meters. The lease for this facility expires in 2023. In 2018, we built a large molecule facility in Suzhou, China, using Cytiva FlexFactory platform technology capable of supporting clinical production of our drug candidates, which is 4,223 square meters. The lease for this facility expires in 2024. The cost to complete the small molecule facility was approximately US$6.7 million and was paid with cash on hand. The construction of the large molecule facility was completed in 2018, which cost approximately US$12.9 million and was financed with cash. We believe our current facilities are sufficient to meet our near-term needs. In 2019, we acquired land use rights of 50,851 square meters in Suzhou for the purpose of constructing and operating the research center and biologics manufacturing facility in Suzhou. The terms of the land use rights are 30 years.
Please refer to “Note 20: Commitments and Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form
10-K
for further information on our real property leases.
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
Shareholders
As of February 28, 2022, we had approximately 23 holders of record of our ordinary shares and one holder of record of our ADSs. This number does not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name. Because many ordinary shares and ADSs are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.
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
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference in the information in “Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form
10-K.
Performance Comparison Graph
This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph shows the total shareholder return of an investment of $100 in cash at market close on September 19, 2017 (the first day of trading of our ADSs) through December 31, 2021 for our ADSs, the NASDAQ Composite Index (U.S.), and the NASDAQ Biotechnology Index.
Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of any dividends, although no dividends have been declared to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

Quarterly Performance of $100 of ZLAB ADSs, the NASDAQ Composite
Index, and the NASDAQ Biotechnology Index, 9/21/17-12/31/21

•	Note: Reflects opening prices for 9/21/17, the date of initial trading of ZLAB ADSs, and closing prices for all other quarterly dates.

	9/21/17	9/30/17	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19
Zai Lab Limited	$100.00	$95.81	$75.34	$75.76	$82.51	$69.13	$82.40	$104.72	$123.74	$114.80
NASDAQ Composite	$100.00	$100.73	$107.05	$109.54	$116.46	$124.78	$102.90	$119.86	$124.16	$124.05
NASDAQ Biotechnology	$100.00	$100.45	$96.52	$96.46	$99.31	$110.29	$87.52	$101.00	$98.58	$89.94

	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20	3/31/21	6/30/21	9/30/21	12/31/21
Zai Lab Limited	$147.59	$182.68	$291.45	$295.14	$480.27	$473.49	$628.07	$373.99	$223.03
NASDAQ Composite	$139.14	$119.41	$155.98	$173.18	$199.86	$205.42	$224.92	$224.06	$242.61
NASDAQ Biotechnology	$108.89	$97.55	$123.58	$122.41	$136.85	$135.87	$148.03	$146.23	$135.99
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the year ended December 31, 2021, we acquired 38,293 ADSs, at an average price of $111.76 per share to satisfy tax withholding obligations related to share-based compensation.
Taxation
The following is a discussion of the material Cayman Islands, People’s Republic of China and U.S. federal income tax considerations that may be relevant to an investment decision by a potential investor with respect to our ADSs or ordinary shares. This summary should not be considered a comprehensive description of all the tax considerations that may be relevant to the decisions to acquire ADSs or ordinary shares.
Material Cayman Islands Taxation
The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation and there is no taxation in the nature of inheritance tax or estate duty. There are no other taxes likely to be material to us or our shareholders or ADS holders levied by the government of the Cayman Islands except for stamp duties which may be applicable on instruments executed in, or after execution brought within the jurisdiction of the Cayman Islands. The Cayman Islands is not party to any double tax treaties that are applicable to any payments made to or by the Company. There are no exchange control regulations or currency restrictions in the Cayman Islands.

Material People’s Republic of China Taxation
Zai Lab Limited is a holding company incorporated in the Cayman Islands.
Under the EIT Law and its implementation rules, an enterprise established outside of mainland China with a “de facto management body” within mainland China is considered a “resident enterprise,” and will be subject to the EIT on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation issued SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled enterprise that is incorporated offshore is located in mainland China. Although this circular only applies to offshore enterprises controlled by Chinese enterprises or Chinese enterprise groups, not those controlled by Chinese individuals or foreigners, the criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, all offshore enterprises controlled by a Chinese enterprise or a Chinese enterprise will be regarded as a Chinese tax resident by virtue of having its “de facto management body” in mainland China only if all of the following conditions are met:

(i)	the primary location of the day-to-day operational management is in mainland China;

(ii)	decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in mainland China;

(iii)	the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in mainland China; and

(iv)	at least 50% of voting board members or senior executives habitually reside in mainland China.
We believe that none of Zai Lab Limited and its subsidiaries outside of mainland China is a Chinese resident enterprise for Chinese tax purposes. Zai Lab Limited is not controlled by a Chinese enterprise or Chinese enterprise group, and we do not believe that Zai Lab Limited meets all of the conditions above. Zai Lab Limited is a company incorporated outside mainland China. As a holding company, some of its key assets are located, and its records (including the resolutions of its board of directors and the resolutions of its shareholders) are maintained, outside mainland China. For the same reasons, we believe our other subsidiaries outside of mainland China are also non-Chinese
resident enterprises for Chinese tax purpose. However, the tax resident status of an enterprise is subject to determination by the Chinese tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”
If Chinese tax authorities determine that Zai Lab Limited is a Chinese resident enterprise for EIT purposes, we may be required to withhold tax at a rate of 10% on dividends we pay to our shareholders, including holders of our ADSs that are non-resident
enterprises. In addition,
non-resident
enterprise shareholders (including our ADS holders) may be subject to a 10% Chinese withholding tax on gains realized on the sale or other disposition of ADS or ordinary shares, if such income is treated as sourced from within mainland China. Furthermore, gains derived by our non-Chinese
individual shareholders from the sale of our shares and ADSs may be subject to a 20% Chinese withholding tax. It is unclear whether our non-Chinese
individual shareholders (including our ADS holders) would be subject to any Chinese tax (including withholding tax) on dividends received by such non-Chinese
individual shareholders in the event we are determined to be a Chinese resident enterprise. If any Chinese tax were to apply to dividends realized by non-Chinese
individuals, it will generally apply at a rate of 20%. The Chinese tax liability may be reduced under applicable tax treaties. However, it is unclear whether non-Chinese
shareholders of Zai Lab Limited would be able to claim the benefits of any tax treaty between their country of tax residence and mainland China in the event that Zai Lab Limited is treated as a Chinese resident enterprise.

See “Part I—Item 1A—Risk Factors—Risks Related to Doing Business in China—If we are classified as a Chinese resident enterprise for Chinese income tax purposes, such classification could result in unfavorable tax consequences to us and our non-Chinese
shareholders or ADS holders.”
Pursuant to the EIT Law and its implementation rules, if a
non-resident
enterprise has not set up an organization or establishment in mainland China or has set up an organization or establishment but the income derived has no actual connection with such organization or establishment, it will be subject to a withholding tax on its Chinese-sourced income at a rate of 10%. Pursuant to the Arrangement between mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, the tax rate in respect to dividends paid by a Chinese enterprise to a Hong Kong enterprise is reduced to 5% from a standard rate of 10% if the Hong Kong enterprise is deemed the beneficial owner of any dividend paid by a Chinese enterprise by Chinese tax authorities and directly holds at least 25% of the Chinese enterprise. Pursuant to the Notice of the State Administration of Taxation on the Issues concerning the Application of the Dividend Clauses of Tax Agreements, or SAT Circular 81, a Hong Kong resident enterprise must meet the following conditions, among others, in order to enjoy the reduced tax rate: (i) it must directly own the required percentage of equity interests and voting rights in the Chinese resident enterprise; and (ii) it must have directly owned such percentage in the Chinese resident enterprise throughout the 12 months prior to receiving the dividends. Additionally, mainland China has started an anti-tax
treaty shopping practice since the issuance of Circular 601 in 2009. On February 3, 2018, the State Administration of Taxation released the Announcement on Issues concerning the “Beneficial Owner” in Tax Treaties, or PN9, which provides guidelines in determining a beneficial owner qualification under dividends, interest, and royalty articles of tax treaties. Chinese tax authorities in general often scrutinize fact patterns case-by-case
in determining foreign shareholders’ qualifications for a reduced treaty withholding tax rate, especially against foreign companies that are perceived as being conduits or lacking commercial substance. Furthermore, according to the Administrative Measures for
Non-Resident
Enterprises to Enjoy Treatments under Tax Treaties, which became effective in January 2020, where non-resident
enterprises judge by themselves that they meet the conditions for entitlement to reduced tax rate according to tax treaties, they may enjoy such entitlement after reporting required information to competent tax authorities provided that they shall collect and retain relevant documents for future reference and inspections. Accordingly, our subsidiary Zai Lab (Hong Kong) Limited may be able to enjoy the 5% tax rate for the dividends it receives from its subsidiaries incorporated in mainland China if they satisfy the conditions prescribed under SAT Circular 81, PN9 and other relevant tax rules and regulations and complete the necessary government formalities. However, according to SAT Circular 81, if the relevant tax authorities determine our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable tax rate on dividends in the future.
If our Cayman Islands holding company, Zai Lab Limited, is not deemed to be a Chinese resident enterprise, holders of our ADSs and ordinary shares who are non-Chinese
residents will not be subject to Chinese income tax on dividends distributed by us or gains realized from the sale or other disposition of our ADSs or ordinary shares.
Material United States Federal Income Tax Consideration
The following discussion, subject to the limitations set forth below, describes the material U.S. federal income tax consequences for a U.S. Holder (as defined below) of the acquisition, ownership and disposition of ADSs or ordinary shares. It is not a comprehensive description of all tax considerations that may be relevant to a particular person’s decision to acquire our ADSs or ordinary shares. This discussion is limited to U.S. Holders who hold such ADSs or ordinary shares as capital assets (generally, property held for investment). This discussion is based on Internal Revenue Code of 1986, as amended, or the Code, U.S. Treasury Regulations promulgated thereunder and administrative and judicial interpretations thereof, and the income tax treaty between mainland China and the United States, or the U.S.-

China Tax Treaty, each as available and in effect on the date hereof, all of which are subject to change or differing interpretations, possibly with retroactive effect, which could affect the tax consequences described herein. In addition, this summary is based, in part, upon representations made by the depositary to us and assumes that the deposit agreement, and all other related agreements, will be performed in accordance with their terms.
For purposes of this summary, a “U.S. Holder” is a beneficial owner of an ADS or ordinary share that is for U.S. federal income tax purposes:

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

Except as explicitly set forth below, this summary does not address all aspects of U.S. federal income taxation that may be applicable to U.S. Holders subject to special rules, including:

•	banks or other financial institutions;

•	insurance companies;

•	real estate investment trusts;

•	regulated investment companies;

•	grantor trusts;

•	tax-exempt organizations (including private foundations);

•	persons holding ADSs or ordinary shares through a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) or S corporation;

•	dealers or traders in securities, commodities or currencies (including those who use a mark-to-market method of tax accounting);

•	persons whose functional currency for U.S. federal income tax purposes is not the U.S. dollar;

•	certain former citizens and former long-term residents of the United States;

•	persons who acquired our ADSs or ordinary shares pursuant to the exercise of any employee stock option or otherwise as compensation;

•
persons holding ADSs or ordinary shares as part of a position in a straddle or as part of a hedging, wash sale, constructive sale, conversion or integrated transaction for U.S. federal income tax purposes; or

•	direct, indirect or constructive owners of 10% or more of our total combined voting power or value.
In addition, this summary does not address the 3.8% Medicare contribution tax imposed on certain net investment income, the U.S. federal estate and gift tax or the alternative minimum tax consequences of the acquisition, ownership, and disposition of ADSs or ordinary shares. We have not received nor do we expect to seek a ruling from the U.S. Internal Revenue Service, or the IRS, regarding any matter discussed herein. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of those set forth below. Further, the Biden Administration has proposed a significant number of changes to U.S. tax laws, including an increase in the maximum tax rate applicable to U.S. corporations and certain individuals. The likelihood of any such legislation being enacted is uncertain but could adversely impact us. Each prospective investor should consult its own tax advisors with respect to the U.S. federal, state, local and
non-U.S.
tax consequences of acquiring, owning and disposing of ADSs or ordinary shares.

If an entity or arrangement treated as a partnership for U.S. federal income tax purposes holds ADSs or ordinary shares, the tax treatment of the partnership and a partner in such partnership generally will depend on the status of the partner and the activities of the partnership. Such partner or partnership should consult its own tax advisors as to the U.S. federal income tax consequences of acquiring, owning and disposing of ADSs or ordinary shares.
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
Taxation of Dividends
We do not currently anticipate paying any distributions on our ADSs or ordinary shares in the foreseeable future. However, subject to the discussion below in “—Passive Foreign Investment Company Considerations,” to the extent there are any distributions made with respect to our ADSs or ordinary shares, the gross amount of any distribution on the ADSs or ordinary shares (including withheld taxes, if any) made out of our current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) will generally be taxable to a U.S. Holder as ordinary dividend income on the date such distribution is actually or constructively received. Distributions in excess of our current and accumulated earnings and profits will be treated as a non-taxable
return of capital to the extent of the U.S. Holder’s adjusted tax basis in the ADSs or ordinary shares and thereafter as capital gain. However, because we do not maintain calculations of our earnings and profits in accordance with U.S. federal income tax accounting principles, U.S. Holders should expect to treat distributions paid with respect to the ADSs or ordinary shares as dividends. Dividends paid to corporate U.S. Holders generally will not qualify for the dividends received deduction that may otherwise be allowed under the Code. This discussion assumes that distributions on the ADSs or ordinary shares, if any, will be paid in U.S. dollars.
Dividends paid to a
non-corporate
U.S. Holder by a “qualified foreign corporation” may be subject to reduced rates of U.S. federal income taxation if certain holding period and other requirements are met. A qualified foreign corporation generally includes a foreign corporation (other than one that is a PFIC in the taxable year or the preceding taxable year in which such dividends are paid) if (i) its ordinary shares (or ADSs backed by ordinary shares) are readily tradable on an established securities market in the United States or (ii) it is eligible for benefits under a comprehensive U.S. income tax treaty that includes an exchange of information program and which the U.S. Treasury Department has determined is satisfactory for these purposes.
Our ADSs are listed on the Nasdaq Global Market, which is an established securities market in the United States. IRS guidance indicates that the ADSs will be readily tradable for these purposes.

The United States does not have a comprehensive income tax treaty with the Cayman Islands. However, in the event that we were deemed to be a Chinese resident enterprise under the EIT Law (see “—Material People’s Republic of China Taxation” above), although no assurance can be given, we might be considered eligible for the benefits of the U.S.-China Tax Treaty, and if we were eligible for such benefits, dividends paid on the ADSs or ordinary shares, regardless of whether the ADSs or ordinary shares are readily tradable on an established securities market in the United States, would be eligible for the reduced rates of U.S. federal income taxation, subject to applicable limitations. U.S. Holders should consult their own tax advisors regarding the availability of the reduced tax rates on dividends in light of their particular circumstances.
Non-corporate
U.S. Holders will not be eligible for reduced rates of U.S. federal income taxation on any dividends received from us if we are a PFIC in the taxable year in which such dividends are paid or in the preceding taxable year.
In the event that we were deemed to be a Chinese resident enterprise under the EIT Law (see “—Material People’s Republic of China Taxation” above), holders of ADSs or ordinary shares might be subject to Chinese withholding taxes on dividends paid with respect to ADSs or ordinary shares. In that case, subject to certain conditions and limitations, such Chinese withholding tax may be treated as a foreign tax eligible for credit against a U.S. Holder’s U.S. federal income tax liability under the U.S. foreign tax credit rules. For purposes of calculating the U.S. foreign tax credit, dividends paid on the ADSs or ordinary shares will be treated as income from sources outside the United States and will generally constitute passive category income. If a U.S. Holder is eligible for U.S.-China Tax Treaty benefits, any China taxes on dividends will not be creditable against such U.S. Holder’s U.S. federal income tax liability to the extent such tax is withheld at a rate exceeding the applicable U.S.-China Tax Treaty rate. An eligible U.S. Holder who does not elect to claim a foreign tax credit for Chinese tax withheld may instead be eligible to claim a deduction, for U.S. federal income tax purposes, in respect of such withholding but only for the year in which such U.S. Holder elects to do so for all creditable foreign income taxes. The U.S. foreign tax credit rules are complex. U.S. Holders should consult their own tax advisors regarding the foreign tax credit or deduction rules in light of their particular circumstances.
Taxation of Capital Gains
Subject to the discussion below in “—Passive Foreign Investment Company Considerations” below, upon the sale, exchange, or other taxable disposition of ADSs or ordinary shares, a U.S. Holder generally will recognize gain or loss on the taxable sale or exchange in an amount equal to the difference between the amount realized on such sale or exchange and the U.S. Holder’s adjusted tax basis in the ADSs or ordinary shares. The initial tax basis of ADSs or ordinary shares to a U.S. Holder will generally be the U.S. Holder’s U.S. dollar purchase price for the ADS or ordinary shares.
Subject to the discussion below in “—Passive Foreign Investment Company Considerations” below, such gain or loss will be capital gain or loss. Under current law, capital gains of non-corporate
U.S. Holders derived with respect to capital assets held for more than one year are generally eligible for reduced rates of taxation. The deductibility of capital losses may be subject to limitations. Capital gain or loss, if any, recognized by a U.S. Holder generally will be treated as U.S. source income or loss for U.S. foreign tax credit purposes. U.S. Holders are encouraged to consult their own tax advisors regarding the availability of the U.S. foreign tax credit in consideration of their particular circumstances.
If we were treated as a Chinese resident enterprise for EIT Law purposes and Chinese tax were imposed on any gain (see “—Material People’s Republic of China Taxation” above), and if a U.S. Holder is eligible for the benefits of the U.S.-China Tax Treaty, the U.S. Holder may be able to treat such gain as Chinese source gain under the treaty for U.S. foreign tax credit purposes. A U.S. Holder will be eligible for U.S.-China Tax Treaty benefits if (for purposes of the treaty) such U.S. Holder is a resident of the United States and satisfies the other requirements specified in the U.S.-China Tax Treaty. Because the determination of treaty benefit eligibility is fact-intensive and depends upon a U.S. Holder’s particular circumstances, U.S. Holders should consult their tax advisors regarding U.S.-China Tax Treaty benefit eligibility. U.S. Holders are also encouraged to consult their own tax advisors regarding the tax consequences in the event Chinese tax were to be imposed on a disposition of ADSs or ordinary shares, including the availability of the U.S. foreign tax credit and the ability and whether to treat any gain as Chinese source gain for the purposes of the U.S. foreign tax credit in consideration of their particular circumstances. On the other hand, if we are not deemed to be a Chinese resident enterprise for EIT law purposes and we directly or indirectly hold Chinese subsidiaries, with respect to gains realized from the sale or other disposal of our ordinary shares or ADSs, there is a possibility that a Chinese tax authority may impose an income tax under the indirect transfer rules set out under SAT Circular 7, except that such transaction could fall under the safe harbor thereunder. Please refer to “Risk Factors—Risks Related to Doing Business in China—We and our shareholders face uncertainties in mainland China with respect to indirect transfers of equity interests in Chinese resident enterprises.”
Passive Foreign Investment Company Considerations
Status as a PFIC
The rules governing PFICs can have adverse tax effects on U.S. Holders. We generally will be classified as a PFIC for U.S. federal income tax purposes if, for any taxable year, either: (i) 75% or more of our gross income consists of certain types of passive income (the Income Test), or (ii) the average value (determined on a quarterly basis), of our assets that produce, or are held for the production of, passive income (including cash) is 50% or more of the value of all of our assets (the Asset Test).
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
Whether we are a PFIC for any taxable year is a factual determination that can be made only after the end of each taxable year applying principles, methodologies and legal rules that in some circumstances are unclear and subject to varying interpretation and which depends on the composition and nature of our income and the composition, nature and value of our assets for the relevant taxable year. The fair market value of our assets for purposes of the PFIC rules (including goodwill) may be determined in large part by reference to the quarterly market price of our ADSs, which is likely to fluctuate significantly. In addition, the composition of our income and assets will be affected by how, and how quickly, we use the cash in our business, including any cash that is raised in a financing transaction.
We do not expect that Zai Lab Limited and its subsidiaries will be treated as PFICs for the current taxable year. However, because we hold a substantial amount of passive assets, including cash, and because the value of our assets (including goodwill) may be determined by reference to the market value of our ADSs, which may be especially volatile due to the early-stage of our drug candidates, we cannot give any assurance that we will not be a PFIC for the current or any future taxable year.
If we are a PFIC in any taxable year with respect to which a U.S. Holder owns ADSs or ordinary shares, we generally will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding taxable years, regardless of whether we continue to meet the tests described above, unless we cease to be a PFIC and (i) the U.S. Holder makes the “deemed sale election” described below, (ii) the U.S. Holder has a valid mark-to-market
election in effect as described below, or (iii) the U.S. Holder makes a QEF election with respect to all taxable years in which we are a PFIC during such U.S. Holder’s holding period or makes a purging election to cause a deemed sale of the PFIC shares at their fair market value in connection with a QEF election (as discussed below). If a U.S. Holder makes a deemed sale election, such U.S. Holder will be deemed to have sold the shares held by such U.S. Holder at their fair market value, and any gain from such deemed sale would be subject to the rules described below. After the deemed sale election, so long as we do not become a PFIC in a subsequent taxable year, a U.S.

Holder’s ADSs or ordinary shares subject to such election will not be treated as shares in a PFIC, and the rules described below with respect to any “excess distributions” or any gain from an actual sale or other disposition of the ADSs or ordinary shares will not apply. Prospective investors should consult their own tax advisors regarding our PFIC status for the current or any future taxable years.
U.S. Federal Income Tax Treatment of a Shareholder of a PFIC
If we are a PFIC for any taxable year during which a U.S. Holder owns ADSs or ordinary shares, the U.S. Holder, absent the elections listed above, generally will be subject to adverse rules (regardless of whether we continue to be a PFIC) with respect to (i) any “excess distributions” (generally, any distributions received by the U.S. Holder on its ADSs or ordinary shares in a taxable year that are greater than 125% of the average annual distributions received by the U.S. Holder in the three preceding taxable years or, if shorter, the U.S. Holder’s holding period for its ADSs or ordinary shares) and (ii) any gain realized on the sale or other disposition, including in certain circumstances a pledge, of its ADSs or ordinary shares.
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
If we are classified as a PFIC and then cease to be so classified, a U.S. Holder may make an election, or a deemed sale election, to be treated for U.S. federal income tax purposes as having sold such U.S. Holder’s ADSs or ordinary shares on the last day of our taxable year during which we were a PFIC. A U.S. Holder that makes a deemed sale election would then cease to be treated as owning stock in a PFIC by reason of ownership of our ADSs or ordinary shares. However, gain recognized as a result of making the deemed sale election would be subject to the adverse rules described above and loss would not be recognized.
PFIC
“Mark-to-Market”
Election
In certain circumstances if we are a PFIC for any taxable year, a U.S. Holder of our ADSs or ordinary shares can be subject to rules different from those described above by making a mark-to-market
election with respect to its ADSs or ordinary shares, provided that the ADSs or ordinary shares are “marketable.” ADSs or ordinary shares will be marketable if they are “regularly traded” on a “qualified exchange” or other market within the meaning of applicable U.S. Treasury Regulations. ADSs or ordinary shares will be treated as “regularly traded” in any calendar year in which more than a de minimis quantity of the ADSs or ordinary shares are traded on a qualified exchange on at least 15 days during each calendar quarter. A “qualified exchange” includes a national securities exchange that is registered with the SEC.
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

Holder’s ADSs at the close of the taxable year over the U.S. Holder’s adjusted tax basis in its ADSs. Accordingly, such mark-to-market
election may accelerate the recognition of income without a corresponding receipt of cash. An electing U.S. Holder may also claim an ordinary loss deduction for the excess, if any, of the U.S. Holder’s adjusted tax basis in its ADSs over the fair market value of its ADSs at the close of the taxable year, but this deduction is allowable only to the extent of any net mark-to-market
gains previously included in income. The adjusted tax basis of a U.S. Holder’s ADSs will be adjusted to reflect amounts included in gross income or allowed as a deduction because of such mark-to-market
election. If a U.S. Holder makes an effective
mark-to-market
election, gains from an actual sale or other disposition of our ADSs in a year in which we are a PFIC will be treated as ordinary income, and any losses incurred on a sale or other disposition of our ADSs will be treated as ordinary losses to the extent of any net mark-to-market
gains previously included in income.
If we are a PFIC for any taxable year in which a U.S. Holder owns our ADSs but before a mark-to-market
election is made, the adverse PFIC rules described above will apply to any mark-to-market
gain recognized in the year the election is made. Otherwise, a mark-to-market
election will be effective for the taxable year for which the election is made and all subsequent taxable years unless the ADSs are no longer regularly traded on a qualified exchange or the IRS consents to the revocation of the election.
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
If you make a QEF election with respect to a PFIC, you will be taxed currently on your pro rata share of the PFIC’s ordinary earnings and net capital gain (at ordinary income and capital gain rates, respectively) for each taxable year that the entity is classified as a PFIC, even if no distributions were received. If a U.S. Holder makes a QEF election with respect to us, any distributions paid by us out of our earnings and profits that were previously included in the U.S. Holder’s income under the QEF election would not be taxable to the U.S. Holder. A U.S. Holder will increase its tax basis in its ADSs or ordinary shares by an amount equal to any income included under the QEF election and will decrease its tax basis by any amount distributed on the ADSs or ordinary shares that is not included in the U.S. Holder’s income. In addition, a U.S. Holder will recognize capital gain or loss on the disposition of ADSs or ordinary shares in an amount equal to the difference between the amount realized and the U.S. Holder’s adjusted tax basis in the ADSs or ordinary shares, as determined in U.S. dollars. Once made, a QEF election remains in effect unless invalidated or terminated by the IRS or revoked by the U.S. Holder. A QEF election can be revoked only with the consent of the IRS. A U.S. Holder will not be currently taxed on the ordinary income and net capital gain of a PFIC with respect to which a QEF election was made for any taxable year of the
non-U.S.
corporation for which such corporation does not satisfy the PFIC Income Test or Asset Test.

U.S. Holders should note that if they make QEF elections with respect to us and any Lower-tier PFIC, they may be required to pay U.S. federal income tax with respect to their ADSs or ordinary shares for any taxable year significantly in excess of any cash distributions received on the ADSs or ordinary shares for such taxable year. Furthermore, recently proposed Treasury Regulations related to PFICs (which will not be effective until finalized) may affect the taxation and reporting obligations of partners of certain U.S. partnerships that invest in PFICs. U.S. Holders should consult their tax advisers regarding the advisability of, and procedure for, making QEF elections in their particular circumstances.
PFIC Information Reporting Requirements
If we are a PFIC in any year with respect to a U.S. Holder, such U.S. Holder will be required to file an annual information return on IRS Form 8621 regarding distributions received on, and any gain realized on the disposition of, our ADSs or ordinary shares, and certain U.S. Holders will be required to file an annual information return (also on IRS Form 8621) relating to their ownership of our ADSs or ordinary shares.
THE U.S. FEDERAL INCOME TAX RULES RELATING TO PFICS ARE COMPLEX. PROSPECTIVE INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE OPERATION OF THE PFIC RULES AND RELATED REPORTING REQUIREMENTS IN LIGHT OF THEIR PARTICULAR CIRCUMSTANCES, INCLUDING THE ADVISABILITY OF MAKING ANY ELECTION THAT MAY BE AVAILABLE.
U.S. Backup Withholding and Information Reporting
Backup withholding and information reporting requirements may apply to distributions on, and proceeds from the sale or disposition of, our ADSs or ordinary shares that are held by U.S. Holders. The payor may be required to withhold U.S. backup withholding tax on payments made with respect to the ADSs or ordinary shares to a U.S. Holder, other than an exempt recipient, if the U.S. Holder fails to furnish its correct taxpayer identification number or otherwise fails to comply with, or establish an exemption from, the backup withholding requirements. Backup withholding is not an additional tax. Amounts withheld as backup withholding may be credited against a U.S. Holder’s U.S. federal income tax liability (if any) or refunded provided the required information is furnished to the IRS in a timely manner.
Certain U.S. Holders of specified foreign financial assets with an aggregate value in excess of the applicable dollar threshold are required to report information relating to their holding of our ADSs or ordinary shares, subject to certain exceptions (including an exception for shares held in accounts maintained by certain financial institutions) with their tax return for each year in which they hold our ADSs or ordinary shares. U.S. Holders should consult their own tax advisors regarding the information reporting obligations that may arise from their acquisition, ownership or disposition of our ADSs or ordinary shares.
THE ABOVE DISCUSSION DOES NOT COVER ALL TAX MATTERS THAT MAY BE OF IMPORTANCE TO A PARTICULAR INVESTOR. PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE TAX CONSEQUENCES OF AN INVESTMENT IN OUR ADSs OR ORDINARY SHARES.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form
10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form
10-K,
including those set forth under “Part I—
Item 1A—
Risk Factors” and under “Forward-Looking Statements and Market Data” in this Annual Report on Form
10-K.

A.	Operating Results.
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are discovering, developing and commercializing innovative products that target medical conditions with unmet needs affecting patients in Greater China and worldwide, particularly in the areas of oncology, autoimmune disorders, infectious diseases, and neuroscience. As described in “Part I—Item 1—Business,” we currently have four commercialized products that have received marketing approval in one or more territories in Greater China and twelve programs in late-stage product development. Refer to “Part I—Item 1—Business” for a summary of our clinical programs.
Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. Developing high-quality product candidates requires a significant investment related to our research and development activities over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. Our ability to generate profits and to generate positive cash flow from operations over the next several years depends upon our ability to successfully market our four commercial products—ZEJULA, Optune, QINLOCK and NUZYRA—and our other product candidates that we are able to successfully commercialize. We expect to continue to incur substantial expenses related to our research and development activities. In particular, our licensing and collaboration agreements require us to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory, and commercial milestones as well as tiered royalties based on the net sales of the licensed products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our consolidated financial statements and totaled $58.7 million, $108.2 million and $384.1 million for the years ended December 31, 2019, 2020 and 2021, respectively. In addition, we expect to incur substantial costs related to the commercialization of our product candidates, in particular during the early launch phase.
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
Recent Developments
On November 19, 2021, our Board of Directors, or the Board, appointed Richard Gaynor as an independent director, effective immediately. The Board also approved the formation of a new committee of the Board named the Research & Development Committee, or the R&D Committee, to assist the Board in its oversight of the Company’s research and development activities. Mr. Gaynor, Samantha Du, William Lis, and Kai-Xian Chen
were appointed to serve as the initial members of the R&D Committee, with Mr. Gaynor serving as the Chairperson of the R&D Committee.
On December 3, 2021, we issued a press release announcing that the National Reimbursement Drug List released by China’s National Healthcare Security Administration has been updated to include ZEJULA

(niraparib) as a first-line maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer (collectively termed as ovarian cancer) following a response to platinum-based chemotherapy, regardless of biomarker status.
On December 16, 2021, we issued a press release announcing that the NMPA has approved its New Drug Application for NUZYRA
®
 (omadacycline) for the treatment of community-acquired bacterial pneumonia and acute bacterial skin and skin structure infections. NUZYRA
®
 was approved as a Category 1 innovative drug by the NMPA and is locally manufactured in mainland China. It is the Company’s fourth product approved over the last 24 months.
On December 22, 2021, we announced the promotion of Harald Reinhart, M.D., from his current role as Chief Medical Officer to President and Head of Global Development for Neuroscience, Autoimmune and Infectious Diseases. Dr. Reinhart, age 70, has been with the Company since inception, first as an advisor and since 2017, as Chief Medical Officer responsible for the autoimmune and infectious diseases portfolio.
On January 6, 2022, we issued a press release announcing that the NMPA has accepted the new drug application (NDA) for margetuximab, an investigational,
Fc-engineered
monoclonal antibody that targets HER2. The margetuximab NDA is for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease, in combination with chemotherapy.
Basis of Presentation
Our consolidated statement of operations data for the years ended December 31, 2019, 2020 and 2021 and our consolidated statement of financial position data as of December 31, 2020 and 2021 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form
10-K.
Our consolidated financial statements appearing elsewhere in this Annual Report on Form
10-K
have been prepared in accordance with U.S. GAAP.
Factors Affecting our Results of Operations
Research and Development Expenses
We believe our ability to successfully develop product candidates will be the primary factor affecting our long-term competitiveness, as well as our future growth and development. Developing high-quality product candidates requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. As a result of this commitment, our pipeline of product candidates has been steadily advancing and expanding, with thirteen late-stage clinical product candidates being investigated as of December 31, 2021. For more information on the nature of the efforts and steps necessary to develop our product candidates, see “Business” and “Regulation.”
To date, we have financed our activities primarily through private placements, our initial public offering on Nasdaq in September 2017, a secondary listing on the Stock Exchange of Hong Kong and multiple follow-on
offerings. Through December 31, 2021, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering, our secondary listing and our follow-on
offerings. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $191.0 million, $216.1 million and $549.2 million, for the years ended December 31, 2019, 2020 and 2021, respectively. We expect our expenditures to increase significantly in connection with our ongoing activities, particularly as we advance the clinical development of our thirteen late-stage clinical product candidates and continue research and development of our clinical and pre-clinical-stage
product candidates and

initiate additional clinical trials of, and seek regulatory approval for, these and other future product candidates. These expenditures include:

•	expenses incurred for payments to CROs, CMOs, investigators and clinical trial sites that conduct our clinical studies;

•	employee compensation related expenses, including salaries, benefits and equity compensation expenses;

•	expenses for licensors;

•	the cost of acquiring, developing and manufacturing clinical study materials;

•	facilities and other expenses, which include office leases and other overhead expenses;

•	costs associated with pre-clinical activities and regulatory operations;

•	expenses associated with the construction and maintenance of our manufacturing facilities; and

•	costs associated with operating as a public company.
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
Our Ability to Commercialize Our Product Candidates
As of December 31, 2021, twelve of our product candidates are in late-stage clinical development and various others are in clinical and pre-clinical
development in Greater China and the United States. Our ability to generate revenue from our product candidates is dependent on our receipt of regulatory approvals for and successful commercialization of such products, which may never occur. Certain of our product candidates may require additional pre-clinical
and/or clinical development, regulatory approvals in multiple jurisdictions, manufacturing supply, substantial investment and significant marketing efforts before we generate any revenue from product sales.
Our License Arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration and development agreements. We are required to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory and commercial milestones for the relevant products under these agreements as well as tiered royalties based on the net sales of the licensed products. These upfront payments and milestone payments upon the achievement of certain development and regulatory milestones are recorded in research and development expense in our consolidated financial statements and totaled $58.7 million, $108.2 million and $384.1 million for the years ended December 31, 2019, 2020 and 2021, respectively.

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
People’s Republic of China
Our subsidiaries incorporated in mainland China are governed by the EIT Law and regulations. Under the EIT Law, the standard EIT rate is 25% on taxable profits as reduced by available tax losses. Tax losses may be carried forward to offset any taxable profits for up to following five years. For more information, see “Taxation—Material People’s Republic of China Taxation.”
Hong Kong
Our subsidiaries incorporated in Hong Kong are subject to
two-tiered
tax rates for the years ended December 31, 2021, 2020 and 2019 on assessable profits earned in Hong Kong where the profits tax rate for the first HK$2 million of assessable profits is subject to profits tax rate of 8.25% and the assessable profits above HK$2 million is subject to profits tax rate of 16.5%. Our subsidiaries incorporated in Hong Kong did not have assessable profit for the years ended December 31, 2021, 2020 and 2019.
Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues
Total revenues consist of the following:

(in thousands)	Year ended December 31,
	2021	%	2020	%
Revenues:
Product revenue, net	$144,105	99.9	$48,958	100.0
Collaboration revenue	207	0.1	—	0.0

Total	$144,312	100.0	$48,958	100.0

Product Revenue, net
Our product revenue is primarily derived from the sale of ZEJULA, Optune, QINLOCK, and NUZYRA in mainland China and Hong Kong. The following table disaggregates net product revenue by product for the years ended December 31, 2021 and December 31, 2020:

(in thousands)	Year ended December 31,
	2021	%	2020	%
Product revenue, net:
ZEJULA	$93,579	64.9	$32,138	65.7
Optune	38,903	27.0	16,418	33.5
QINLOCK	11,620	8.1	402	0.8
NUZYRA	3	0.0	—	—

Total	$144,105	100.0	$48,958	100.0

Our collaboration revenue is revenue from our collaborative arrangement.
Cost of Sales
Cost of sales increased by $35.5 million to $52.2 million for the year ended December 31, 2021 from $16.7 million for the year ended December 31, 2020. The increase was primary due to the increasing product cost, higher royalties and $8.0 million sales milestone payment of ZEJULA during the year ended December 31, 2021.
Research and Development Expenses
The following table sets forth the components of our research and development expenses for the years indicated.

(in thousands)	Year ended December 31,
	2021	%	2020	%
Research and development expenses:
Personnel compensation and related costs	$77,227	13.5	$40,257	18.1
Licensing fees	384,104	67.0	108,169	48.6
Payment to CROs/CMOs/Investigators	82,571	14.4	53,275	23.9
Other costs	29,404	5.1	21,010	9.4

Total	$573,306	100.0	$222,711	100.0

Research and development expenses increased by $350.6 million to $573.3 million for the year ended December 31, 2021 from $222.7 million for the year ended December 31, 2020. The increase in research and development expenses included the following:

•
$37.0 million for increased personnel compensation and related costs which was primarily attributable to increased employee compensation costs, due to hiring of more personnel during the year ended December 31, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•	$275.9 million for increased licensing fees in connection with the upfront and milestone fee paid for licensing agreements;

•	$29.3 million for increased payment to CROs/CMOs/Investigators during the year ended December 31, 2021 as we advanced our drug candidate pipeline; and

•	$8.4 million for increased lab consumables and other cost during the year ended December 31, 2021.
The following table summarizes our research and development expenses by program for the years ended December 31, 2021 and 2020, respectively:

(in thousands)	Year ended December 31,
	2021	%	2020	%
Research and development expenses:
Clinical programs	$433,021	75.5	$160,674	72.1
Pre-clinical programs	47,768	8.3	10,598	4.8
Unallocated research and development expenses	92,517	16.2	51,439	23.1

Total	$573,306	100.0	$222,711	100.0

During the year ended December 31, 2021, 75.5% and 8.3% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. During the year ended December 31, 2020, 72.1% and 4.8% of our total research and development expenses were attributable to clinical programs and pre-clinical
programs, respectively. Though we manage our external research and development expenses by program we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any time.

Selling, General and Administrative Expenses
The following table sets forth the components of our selling, general and administrative expenses for the years indicated.

(in thousands)	Year ended December 31,
	2021	%	2020	%
Selling, General and Administrative Expenses:
Personnel compensation and related costs	$124,675	57.0	$63,010	56.6
Professional service fees	22,901	10.5	12,751	11.5
Other costs	71,255	32.5	35,551	31.9

Total	$218,831	100.0	$111,312	100.0

Selling, general and administrative expenses increased by $107.5 million to $218.8 million for the year ended December 31, 2021 from $111.3 million for the year ended December 31, 2020. The increase in general and administrative expenses included the following:

•
$61.7 million for increased personnel compensation and related costs which was primarily attributable to increased commercial and administrative personnel costs, due to hiring of more personnel during year ended December 31, 2021 and the grants of new share options and vesting of restricted shares to certain employees;

•
$10.1 million for increased professional service fee, mainly attributable to our increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and in connection with sales of ZEJULA, Optune, QINLOCK and NUZYRA in mainland China after our commercial launch of these four commercialized products; and

•	$35.7 million for increased other costs, mainly including selling, rental, and administrative expenses primary attributable to the commercial operation in Hong Kong, Taiwan and mainland China.
Interest Income
Interest income decreased by $2.9 million for the year ended December 31, 2021, primary due to the decreased interest rate and balance for short-term investments in 2021.
Interest Expenses
Interest expenses were nil for the year ended December 31, 2021, compared to $0.2 million for the same period of last year, as all the short-term borrowings were repaid in December 2020.
Share of loss from equity method investment
In June 2017, we entered into an agreement with three third-parties to launch JING Medicine Technology (Shanghai) Ltd., or JING, an entity that will provide services for drug discovery and development, consultation and transfer of pharmaceutical technology. We recorded the gain on deemed disposal in this investee of $0.5 million and share of loss of $1.5 million for the year ended December 31, 2021, and recorded our share of loss in this investee of $1.1 million for the year ended December 31, 2020.
Other (Expenses) Income, net
Other expenses were $5.5 million for the year ended December 31, 2021, as compared to other income of $29.1 million for the year ended December 31, 2020, primarily as a result of the foreign exchange gain decreased and the fair value loss of $14.6 million for the equity investment in MacroGenics.

Net Loss Attributable to Ordinary Shareholders
As a result of the foregoing, we had net loss attributable to ordinary shareholders of $704.5 million for the year ended December 31, 2021 compared to net loss attributable to ordinary shareholders of $268.9 million for the year ended December 31, 2020.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue, net
Our revenue is primarily derived from the sale of ZEJULA and Optune in mainland China and Hong Kong. The following table disaggregates net product revenue by product for the years ended December 31, 2020 and December 31, 2019:

(in thousands)	Year ended December 31,
	2020	%	2019	%
Product revenue, net:
ZEJULA	$32,138	65.7	$6,625	51.0
Optune	16,418	33.5	6,360	49.0
QINLOCK	402	0.8	—	0.0

Total	$48,958	100.0	$12,985	100.0

Research and Development Expenses
The following table sets forth the components of our research and development expenses for the years indicated.

(in thousands)	Year ended December 31,
	2020	%	2019	%
Research and development expenses:
Personnel compensation and related costs	$40,257	18.1	$30,820	21.6
Licensing fees	108,169	48.6	58,682	41.3
Payment to CROs/CMOs/Investigators	53,275	23.9	36,814	25.9
Other costs	21,010	9.4	15,905	11.2

Total	$222,711	100.0	$142,221	100.0

Research and development expenses increased by $80.5 million to $222.7 million for the year ended December 31, 2020 from $142.2 million for the year ended December 31, 2019. The increase in research and development expenses included the following:

•
$9.4 million for increased personnel compensation and related costs which was primarily attributable to increased employee compensation costs, due to hiring of more personnel during the year ended December 31, 2020, and the grants of new share options and vesting of restricted shares to certain employees;

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

Selling, general and administrative expenses increased by $41.1 million to $111.3 million for the year ended December 31, 2020 from $70.2 million for the year ended December 31, 2019. The increase in general and administrative expenses included the following:

•
$19.4 million for increased personnel compensation and related costs which was primarily attributable to increased commercial and administrative personnel costs, due to hiring of more personnel during year ended December 31, 2020, and the grants of new share options and vesting of restricted shares to certain employees;

•
$9.9 million for increased professional service fee, mainly attributable to our increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and in connection with sales of ZEJULA and Optune in mainland China after our commercial launch of these two commercialized products; and

•	$11.8 million for increased other costs, mainly including selling, rental, and administrative expenses primary attributable to the commercial operation in Hong Kong and mainland China.
Interest Income
Interest income decreased by $3.1 million for the year ended December 31, 2020, primary due to the decreased interest rate for short-term investments in 2020.

Interest Expenses
Interest expenses decreased by $0.1 million for the year ended December 31, 2020, primary attributable to less short-term borrowings balance in 2020.
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
Other Income, net
Other income, net increased by $28.1 million for the year ended December 31, 2020, primarily as a result of an increase in governmental subsidies and foreign exchange gain.
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
Revenue recognition
In mainland China, we sell the products to distributors, who ultimately sell the products to health care providers. Based on the nature of the arrangements, the performance obligations are satisfied upon the products delivery to distributors. Rebates are offered to distributors, consistent with pharmaceutical industry practices. The estimated amount of unpaid or unbilled rebates is recorded as a reduction of revenue if any. Estimated rebates are determined based on contracted rates, sales volumes and distributor inventories. We regularly review the information related to these estimates and adjust the amount accordingly.
Research and Development Expenses
Research and development expenses are charged to expense as incurred when these expenditures relate to our research and development services and have no alternative future uses.
Preclinical and clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various preclinical and clinical trial activities on behalf of us in the ongoing development of our product candidates. Expenses related to preclinical and clinical trials are accrued based on our estimates of the actual services performed by the third parties for the respective period.

The process of estimating our research and development expenses involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting expenses that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of research and development expenses.
Share-Based Compensation

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
We determined the fair value of the stock options granted to employees using the Black-Scholes option valuation model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our ADS price, (ii) the periods of time over which grantees are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our ADS, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in some comparable companies’ stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our historical exercise experience with previously option grants. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future.
Income Taxes
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
The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period in which the audit is concluded. Additionally, in future periods, changes in facts, circumstances and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the changes occur. As of December 31, 2020 and 2021, we did not have any significant unrecognized uncertain tax positions.
B. Liquidity and Capital Resources.
To date, we have financed our activities primarily through private placements, our September 2017 initial public offering on the Nasdaq stock exchange, various follow-on
offerings, and our September 2020 secondary listing on the Stock Exchange of Hong Kong. Through December 31, 2021, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering, subsequent follow-on
offerings, and our secondary listing. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $191.0 million. $216.1 million and $549.2 million, for the years ended December 31, 2019, 2020 and 2021, respectively. We have commitment for capital expenditure of $20.4 million as of December 31, 2021, mainly for the purpose of plant construction and installation. We currently do not have any known events that are reasonably likely to cause a material change in the relationship between costs and revenues.
As of December 31, 2021, we had cash and cash equivalents, restricted cash and short-term investments of $1,409.9 million. Our expenditures as a company principally focused on research and development, are largely discretionary and as such our current losses and cash used in operations do not present immediate going concern issues. Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of March 1, 2022, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months after the date that the financial statements included in this Annual Report are issued. However, in order to bring to fruition our research and development objectives, we will ultimately need additional funding sources and there can be no assurances that they will be made available.
The following table provides information regarding our cash flows for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	Year ended December 31,
	2019	2020	2021
Net cash used in operating activities	$(191,011)	$(216,055)	$(549,231)
Net cash provided by (used in) investing activities	(14,892)	(554,830)	249,957
Net cash provided by financing activities	219,302	1,132,440	820,202
Effect of foreign exchange rate changes	91	4,862	1,116

Net increases in cash, cash equivalents and restricted cash	$13,490	$366,417	$522,044

Net cash used in operating activities
During the year ended December 31, 2021, our operating activities used $549.2 million of cash, which resulted principally from our net loss of $704.5 million, adjusted for non-cash
charges of $132.1 million, and by cash provided by our operating assets and liabilities of $23.1 million. Our net non-cash
charges during the year ended December 31, 2021 primarily consisted of a $62.3 million non-cash
research and development expenses, a $6.5 million depreciation expense, a $40.7 million share-based compensation expense, a $14.6 million share of loss from fair value changes of equity investment with readily determinable fair value and a $6.1 million of non-cash
lease expense.
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
Net cash used in investing activities
Net cash provided by investing activities was $250.0 million for the year ended December 31, 2021 compared to net cash used in investing activities of $554.8 million for the year ended December 31, 2020. The increase in cash provided by investing activities was due to proceeds from maturity of short-term investments, net off by purchases of short-term investments, purchase of property and equipment and equity method investment.
Net cash used in investing activities was $554.8 million for the year ended December 31, 2020 compared to $14.9 million for the year ended December 31, 2019. The increase in cash used in investing activities was primary due to the purchases of short-term investments, purchase of property and equipment and net of the proceeds from maturity of short-term investments.
Net cash used in investing activities was $14.9 million for the year ended December 31, 2019 compared to $212.6 million for the year ended December 31, 2018. The decrease in cash used in investing activities was primary due to the purchases of short-term investments, purchase of property and equipment, and net of proceeds from maturity of short-term investments.
Net cash provided by financing activities
Net cash provided by financing activities was $820.2 million for the year ended December 31, 2021 compared to $1,132.4 million for the year ended December 31, 2020. The decrease in cash provided by financing activities was primarily due to the less proceeds from the issuance of ADSs in our follow-on
offering during the year ended December 31, 2021, compared with the proceeds from our follow-on
offering in the year ended December 31, 2020 and our secondary listing in September 2020.
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
Foreign Exchange Risk
RMB is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China (PBOC), controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of RMB 151.7 million and RMB155.9 million, which were denominated in RMB, as of December 31, 2021 and 2020, respectively, representing 2% and 5% of the cash and cash equivalents as of December 31, 2021 and 2020, respectively.
Our business mainly operates in mainland China with a significant portion of our transactions settled in RMB, and our financial statements are presented in U.S. dollars. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge our exposure to such risk. Although, in general, our exposure to foreign exchange risks should be limited, the value of your investment in our ADSs will be affected by the exchange rate between the U.S. dollar and the RMB because the value of our business is effectively denominated in RMB, while the ADSs will be traded in U.S. dollars.
The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in Greater China’s political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the PBOC. On July 21, 2005, the Chinese government changed its decade-old
policy of pegging the value of the RMB to the U.S. dollar. Under the revised policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in a more than 20% appreciation of the RMB against the U.S. dollar in the following three years. Between July 2008 and June 2010, this appreciation halted, and the exchange rate between the RMB and U.S. dollar remained within a narrow band. In June 2010, the PBOC announced that the Chinese government would increase the flexibility of the exchange rate, and thereafter allowed the RMB to appreciate slowly against the U.S. dollar within the narrow band fixed by the PBOC. However, in August 2015, the PBOC significantly devalued the RMB.
The value of our ADSs and our ordinary shares will be affected by the foreign exchange rates between U.S. dollars, HK dollars and the RMB. For example, to the extent that we need to convert U.S. dollars or HK dollars into RMB for our operations or if any of our arrangements with other parties are denominated in U.S. dollars or HK dollars and need to be converted into RMB, appreciation of the RMB against the U.S. dollar or the HK dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert RMB into U.S. dollars or HK dollars for the purpose of making payments for dividends on our ADSs or ordinary shares or for other business purposes, appreciation of the U.S. dollar or the HK dollar against the RMB would have a negative effect on the conversion amounts available to us.
Since 1983, the Hong Kong Monetary Authority (HKMA) has pegged the HK dollar to the U.S. dollar at the rate of approximately HK$7.80 to US$1.00. However, there is no assurance that the HK dollar will continue to be pegged to the U.S. dollar or that the HK dollar conversion rate will remain at HK$7.80 to US$1.00. If the HK dollar conversion rate against the U.S. dollar changes and the value of the HK dollar depreciates against the U.S. dollar, the Company’s assets denominated in HK dollars will be adversely affected. Additionally, if the HKMA were to repeg the HK dollar to, for example, the RMB rather than the U.S. dollar, or otherwise restrict the conversion of HK dollars into other currencies, then the Company’s assets denominated in HK dollars will be adversely affected.

Credit Risk
Financial instruments that are potentially subject to significant concentration of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable and notes receivable.
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $964.1 million and $442.1 million and short-term investments of $445.0 million and $744.7 million, as of December 31, 2021 and 2020, respectively. As of December 31, 2020 and 2021, all of our cash and cash equivalents and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believes are of high credit quality and continually monitors the credit worthiness of these financial institutions.
Accounts receivable are typically unsecured and are derived from product sales and collaborative arrangement. We manage credit risk of accounts receivable through ongoing monitoring of the outstanding balances and limits the amount of credit extended based upon payment history and the debtor’s current credit worthiness. Historically, we collected the receivables from customers within the credit terms with no significant credit losses incurred. As of December 31, 2021, two largest debtors accounted collectively approximately 44.8% of our total accounts receivable.
During the year ended December 31, 2021, certain accounts receivable balances are settled in the form of notes receivable. As of December 31, 2021, notes receivable represents bank acceptance promissory notes that are non-interest bearing and due within six months. Notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to be known amounts of cash. In accordance with the sales agreements, whether cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Inflation
In recent years, mainland China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation in mainland China.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this item are appended to this Annual Report on Form
10-K.
An index of those financial statements is in Part IV
—
Item 15—Exhibits, Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act) as of the end of the period covered by this Annual Report on Form
10-K,
as required by Rule
13a-15(b)
under the Exchange Act. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

Based upon that evaluation, our management has concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules
13a-15(f)
and
15d-15(f)
under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP in and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the Securities and Exchange Commission, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2021 using the criteria set forth in the report “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

(c)	Report of Registered Accounting Firm
The effectiveness of internal control over financial reporting as of December 31, 2021 has been audited by Deloitte Touche Tohmatsu Certified Public Accountants LLP, an independent registered public accounting firm, who has also audited our consolidated financial statements for the year ended December 31, 2021, as stated in their report which is included in “Part
II-Item
8-Financial
Statements and Supplementary Data” in this Annual Report on Form
10-K.

(d)	Changes in Internal Control over Financial Reporting
There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during our fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The financial statements listed in the Index to Consolidated Financial Statements beginning on page
F-1
are filed as part of this Annual Report on Form
10-K.
We have included Additional financial information of parent-company-Financial statement schedule I for the years ended December 31, 2019, 2020, and 2021 on page F-47. No other financial statement schedules have been filed as part of this Annual Report on Form
10-K
because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
The exhibits filed as part of this Annual Report on Form
10-K
are set forth on the Exhibit Index immediately following our consolidated financial statements. The Exhibit Index is incorporated herein by reference.
Item 16. Form
10-K
Summary
Not applicable.

Exhibit Number	Exhibit Title

3.1	Fifth Amended and Restated Memorandum Association of Zai Lab Limited (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

3.2	Fifth Amended and Restated Articles of Association of Zai Lab Limited (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-38205) filed with the SEC on June 24, 2021)

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.2	Form of American Depositary Receipt (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.3	Registrant’s Specimen Certificate for Ordinary Shares (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

4.4	Third Amended and Restated Shareholders Agreement between Zai Lab Limited and other parties named therein dated June 26, 2017 (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

10.1 #	Zai Lab Limited 2015 Omnibus Equity Incentive Plan as amended on February 3, 2016 and April 10, 2016 (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.2 #	Zai Lab Limited 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

Exhibit Number	Exhibit Title

10.3 #	Form Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.4 #	Form Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.5 #	Form of Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.6*	Non-Employee Director Compensation Policy

10.7 #	Zai Lab Limited 2017 Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.8 +	Collaboration, Development and License Agreement by and between Tesaro, Inc. and Zai Lab (Shanghai) Co., Ltd. dated September 28, 2016 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

10.9	Amendment to Collaboration, Development and License Agreement by and between Tesaro, Inc. and Zai Lab (Shanghai) Co., Ltd., dated February 26, 2018 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 30, 2018)

10.10 +	License Agreement by and between Bristol-Myers Squibb Company and Zai Lab (Hong Kong) Limited dated March 9, 2015 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

10.11 +	License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd. dated April 21, 2017 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

10.12 +	License Agreement by and between Sanofi and Zai Lab (Hong Kong) Limited dated July 22, 2015 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

10.13 +	License Agreement by and between Five Prime Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated December 19, 2017 (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 30, 2018)

10.14 +	License and Collaboration Agreement by and between Entasis Therapeutics Holdings Inc. and Zai Lab (Shanghai) Co., Ltd. dated as of April 25, 2018 (incorporated by reference to Exhibit 10.12 to our Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-227159) filed with the SEC on September 5, 2018)

10.15 +	License and Collaboration Agreement by and between Novocure Limited and Zai Lab (Shanghai) Co., Ltd. dated September 10, 2018 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on March 29, 2019)

10.16 +	Collaboration Agreement by and between MacroGenics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated November 29, 2018 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on March 29, 2019)

Exhibit Number	Exhibit Title

10.17 ^	License Agreement between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. dated June 10, 2019 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 29, 2020)

10.18 ^	Amendment to License Agreement between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. dated January 17, 2020 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 29, 2020)

10.19 ^	Collaboration and License Agreement between Incyte Corporation and Zai Lab (Shanghai) Co., Ltd. dated July 1, 2019 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 29, 2020)

10.20 ^	Collaboration Agreement between Regeneron Ireland Designated Activity Company and Zai Lab (Shanghai) Co., Ltd. dated April 6, 2020 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

10.21 ^	License Agreement between Turning Point Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated July 6, 2020 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

10.22 ^	License Agreement between Cullinan Pearl Corp. and Zai Lab (Shanghai) Co., Ltd. dated December 24, 2020 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

10.23* ^	License and Collaboration Agreement by and between Zai Lab (Shanghai) Co., Ltd. and Blueprint Medicines Corporation, dated November 8, 2021

10.24* ^	License Agreement by and between Zai Lab (Shanghai) Co., Ltd. and Karuna Therapeutics, Inc., dated November 8, 2021

10.25	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on August 15, 2017)

10.26 #	Employment Agreement between Samantha (Ying) Du and Zai Lab (Shanghai) Co., Ltd. dated July 1, 2017 (English translation) (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.27 #	Letter Agreement between Samantha (Ying) Du and Zai Lab (US) LLC dated December 11, 2017 (incorporated by reference to Exhibit 4.16 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on April 30, 2018)

10.28 #	Fourth Amended and Restated Founder Employment Agreement between Samantha (Ying) Du and Zai Lab Limited dated December 1, 2018 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on March 29, 2019)

10.29 #	Amended and Restated Employment Agreement between Tao Fu and Zai Lab (US) LLC dated December 3, 2018 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on March 29, 2019)

10.30 #	Amended and Restated Employment Agreement between William Ki Chul Cho and Zai Lab (Hong Kong) Limited dated March 22, 2019 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 20-F (File No. 001-38205) filed with the SEC on March 29, 2019)

10.31 #	Employment Agreement between F. Ty Edmondson and Zai Lab (US) LLC dated August 15, 2020 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

Exhibit Number	Exhibit Title

10.32 #	Employment Agreement between Alan Bart Sandler and Zai Lab (US) LLC dated December 1, 2020 (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

10.33	Jinchuang Building House Leasing Contract by and between Zai Lab (Shanghai) Co., Ltd. and Shanghai Jinchuang Property Co., Ltd. dated September 1, 2016 (English translation) (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed with the SEC on September 1, 2017)

10.34	Lease by and between Menlo Prepi I, LLC, TPI Investors 9, LLC and Zai Lab (US) LLC dated August 14, 2019 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

10.35	Indenture of Lease by and between MIT 314 Main Street Leasehold LLC and Zai Lab (US) LLC dated December 22, 2020 (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (File No. 001-38205) filed with the SEC on March 1, 2021)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte Touche Tohmatsu Certified Public Accountants LLP, an independent accounting firm, regarding the consolidated financial statements of Zai Lab Limited

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan
+	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
^	Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Samantha (Ying) Du Samantha (Ying) Du	Chief Executive Officer and Chairwoman (Principal Executive Officer)	March 1, 2022

/s/ Billy Cho Billy Cho	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022

/s/ John Diekman John Diekman	Director	March 1, 2022

/s/ Kai-Xian Chen Kai-Xian Chen	Director	March 1, 2022

/s/ Nisa Leung Nisa Leung	Director	March 1, 2022

/s/ William Lis William Lis	Director	March 1, 2022

/s/ Leon O. Moulder, Jr. Leon O. Moulder, Jr.	Director	March 1, 2022

/s/ Peter Wirth Peter Wirth	Director	March 1, 2022

/s/ Richard Gaynor Richard Gaynor	Director	March 1, 2022

/s/ Scott Morrison Scott Morrison	Director	March 1, 2022

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAI LAB LIMITED

Date: March 1, 2022	By:	/s/ Samantha (Ying) Du
	Name:	Samantha (Ying) Du
	Title:	Chief Executive Officer

Zai Lab Limited

Report of independent registered public accounting firm
To the Shareholders and Board of Directors of Zai Lab Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zai Lab Limited and its subsidiaries (collectively referred to as
the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2021, the related notes and schedule listed in the Schedule I (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Research and development expenses —
Cut-off
— Refer to Note 2(v) to the financial statements
Critical Audit Matter Description
As disclosed in the consolidated statements of operations, for the year ended December 31, 2021, the Company incurred significant research and development (“R&D”) expenses of approximately USD 573 million. A large portion of the Company’s R&D expenses are comprised of service fees paid to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) (collectively referred as “Outsourced Service Providers”).
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

•
We sent audit confirmations to Outsourced Service Providers, on a sample basis, to confirm the amount of the R&D service fees incurred for the year ended December 31, 2021 and the amounts payable under the contracts as of December 31, 2021.

•
We selected projects from the open contract list as of December 31, 2021 on a sample basis, made inquiries of responsible personnel regarding the project status and inspected invoices and other communications from the Outsourced Service Providers to identify potential additional Outsourced Service Providers and related unrecorded R&D expenditures.

/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP
Shanghai, the People’s Republic of China
March 1, 2022
We have served as the Company’s auditor since 2017.

Report of independent registered public accounting firm
To the Shareholders and Board of Directors of Zai Lab Limited
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Zai Lab Limited and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP
Shanghai, the People’s Republic of China
March 1, 2022

Zai Lab Limited
Consolidated balance sheets
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		As of December 31,
		2020	2021
	Notes	$	$
Assets
Current assets:
Cash and cash equivalents	3	442,116	964,100
Short-term investments	5	744,676	445,000
Accounts receivable (net of allowance for credit loss of $1 and $11 as of December 31, 2020 and 2021, respectively)	6	5,165	47,474
Notes receivable		—	7,335
Inventories	7	13,144	18,951
Prepayments and other current assets		10,935	18,021

Total current assets		1,216,036	1,500,881
Restricted cash, non-current	4	743	803
Long-term investments (including the fair value measured investment of nil and $15,383 as of December 31, 2020 and 2021, respectively)	8	1,279	15,605
Prepayments for equipment		274	989
Property and equipment, net	9	29,162	43,102
Operating lease right-of-use assets	10	17,701	14,189
Land use rights, net		7,908	7,811
Intangible assets, net		1,532	1,848
Long-term deposits		862	870
Value added tax recoverable		22,141	23,858

Total assets		1,297,638	1,609,956

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		62,641	126,163
Current operating lease liabilities	10	5,206	5,927
Other current liabilities	13	30,196	60,811

Total current liabilities		98,043	192,901
Deferred income		16,858	27,486
Non-current operating lease liabilities	10	13,392	9,613

Total liabilities		128,293	230,000

Commitments and contingencies (Note 20)
Shareholders’ equity
Ordinary shares (par value of $0.00006 per share; 500,000,000 shares authorized, 87,811,026 and 95,536,398 shares issued and outstanding as of December 31, 2020 and 2021, respectively)		5	6
Additional paid-in capital		1,897,467	2,825,948
Accumulated deficit		(713,603)	(1,418,074)
Accumulated other comprehensive loss		(14,524)	(23,645)
Treasury s toc k (at cost, nil and 38,293 shares as of December 31, 2020 and 2021, respectively)		—	(4,279)

Total shareholders’ equity		1,169,345	1,379,956

Total liabilities and shareholders’ equity		1,297,638	1,609,956

The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated statements of operations
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		Year ended December 31,
		2019	2020	2021
	Notes	$	$	$
Revenues:
Product revenue, net	11	12,985	48,958	144,105
Collaboration revenue		—	—	207
Total revenues		12,985	48,958	144,312
Expenses:
Cost of sales		(3,749)	(16,736)	(52,239)
Research and development		(142,221)	(222,711)	(573,306)
Selling, general and administrative		(70,211)	(111,312)	(218,831)

Loss from operations		(203,196)	(301,801)	(700,064)
Interest income		8,232	5,120	2,190
Interest expenses		(293)	(181)	—
Other income (expenses), net		938	29,076	(5,540)

Loss before income tax and share of loss from equity method investment		(194,319)	(267,786)	(703,414)
Income tax expense	12	—	—	—
Share of loss from equity method investment		(752)	(1,119)	(1,057)

Net loss		(195,071)	(268,905)	(704,471)

Net loss attributable to ordinary shareholders		(195,071)	(268,905)	(704,471)

Loss per share — basic and diluted	14	(3.03)	(3.46)	(7.58)
Weighted-average shares used in calculating net loss per ordinary share — basic and diluted		64,369,490	77,667,743	92,992,112
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated statements of comprehensive loss
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Year ended December 31,
	2019	2020	2021
	$	$	$
Net loss	(195,071)	(268,905)	(704,471)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	1,958	(19,144)	(9,121)

Comprehensive loss	(193,113)	(288,049)	(713,592)

The accompanying notes are an integral part of these consolidated financial statements.

F-
7

Zai Lab Limited
Consolidated statements of shareholders’ equity
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Ordinary shares		Additional paid in capital		Accumulated other comprehensive income (loss)	Treasury Stock
	Number of Shares	Amount		Accumulated deficit		Number of Shares	Amount	Total
		$	$	$	$		$	$
Balance at January 1, 2019	58,006,967	3	498,043	(249,627)	2,662	—	—	251,081
Issuance of ordinary shares upon vesting of restricted shares	539,733	0	0	—	—	—	—	—
Exercise of shares option	670,939	0	1,055	—	—	—	—	1,055
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $854	9,019,608	1	215,345	—	—	—	—	215,346
Share-based compensation	—	—	20,291	—	—	—	—	20,291
Net loss	—	—	—	(195,071)	—	—	—	(195,071)
Foreign currency translation	—	—	—	—	1,958	—	—	1,958

Balance at December 31, 2019	68,237,247	4	734,734	(444,698)	4,620	—	—	294,660

Issuance of ordinary shares upon vesting of restricted shares	225,768	0	0	—	—	—	—	—
Exercise of shares option	899,361	0	6,664	—	—	—	—	6,664
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $746	6,300,000	0	280,549	—	—	—	—	280,549
Issuance of ordinary shares upon secondary listing, net of issuance cost of $5,698	12,148,650	1	850,690	—	—	—	—	850,691
Share-based compensation	—	—	24,830	—	—	—	—	24,830
Net loss	—	—	—	(268,905)	—	—	—	(268,905)
Foreign currency translation	—	—	—	—	(19,144)	—	—	(19,144)

Balance at December 31, 2020	87,811,026	5	1,897,467	(713,603)	(14,524)	—	—	1,169,345

Issuance of ordinary shares upon vesting of restricted shares	205,450	0	0	—	—	—	—	—
Exercise of shares option	1,235,340	0	7,417	—	—	—	—	7,417
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $839	5,716,400	1	818,035	—	—	—	—	818,036
Issuance of ordinary shares in connection with collaboration and license arrangement (Note 17)	568,182	0	62,250	—	—	—	—	62,250
Issuance cost adjustment for secondary listing	—	—	65	—	—	—	—	65
Receipt of employees’ shares to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(38,293)	(4,279)	(4,279)
Share-based compensation	—	—	40,714	—	—	—	—	40,714
Net loss	—	—	—	(704,471)	—	—	—	(704,471)
Foreign currency translation	—	—	—	—	(9,121)	—	—	(9,121)

Balance at December 31, 2021	95,536,398	6	2,825,948	(1,418,074)	(23,645)	(38,293)	(4,279)	1,379,956

The accompanying notes are an integral part of these consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Consolidated statements of cash flows
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Year ended December 31,
	2019	2020	2021
	$	$	$
Operating activities
Net loss	(195,071)	(268,905)	(704,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit loss	—	1	10
Inventory write-down	—	29	1,368
Depreciation and amortization expenses	3,766	4,640	6,487
Amortization of deferred income	(312)	(312)	(521)
Share-based compensation	20,291	24,830	40,714
Noncash research and development expenses	—	—	62,250
Share of loss from equity method investment	752	1,119	1,057
Loss from fair value changes of equity investment with readily determinable fair value	—	—	14,617
Loss (gain) on disposal of property and equipment	15	(21)	29
Noncash lease expenses	2,831	4,318	6,119
Changes in operating assets and liabilities:
Accounts receivable	(3,701)	(1,375)	(42,319)
Notes receivable	—	—	(7,335)
Inventories	(6,001)	(7,168)	(7,174)
Prepayments and other current assets	(1,125)	(4,199)	(7,086)
Long-term deposits	180	(485)	(8)
Value added tax recoverable	(5,693)	(8,404)	(1,717)
Accounts payable	(14,772)	39,981	63,522
Other current liabilities	9,136	(10,977)	19,463
Operating lease liabilities	(2,436)	(3,416)	(5,385)
Deferred income	1,129	14,289	11,149

Net cash used in operating activities	(191,011)	(216,055)	(549,231)

Cash flows from investing activities:
Purchases of short-term investments	(277,640)	(949,161)	(445,000)
Proceeds from maturity of short-term investments	277,990	405,000	743,902
Purchase of investment in equity investee	—	—	(30,000)
Purchase of property and equipment	(6,035)	(10,130)	(18,295)
Disposal of property and equipment	—	—	3
Purchase of land use rights	(7,836)	—	—
Purchase of intangible assets	(1,371)	(539)	(653)

Net cash provided by ( used in ) investing activities	(14,892)	(554,830)	249,957

Cash flows from financing activities:
Proceeds from short-term borrowings	7,252	—	—
Repayment of short-term borrowings	(4,351)	(6,527)	—
Proceeds from exercises of stock options	1,055	6,664	7,417
Proceeds from issuance of ordinary shares upon public offerings	216,200	1,137,683	818,875
Payment of public offering costs	(854)	(5,380)	(1,837)
Employee taxes paid related to settlement of equity awards	—	—	(4,253)

Net cash provided by financing activities	219,302	1,132,440	820,202

Zai Lab Limited
Consolidated statements of cash flows
(In thousands
of U.S. dollars (“$”) except for number of shares and per share data)

	Year ended December 31,
	2019	2020	2021
	$	$	$
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	91	4,862	1,116

Net increase in cash, cash equivalents and restricted cash	13,490	366,417	522,044
Cash, cash equivalents and restricted cash — beginning of the year	62,952	76,442	442,859

Cash, cash equivalents and restricted cash — end of the year	76,442	442,859	964,903

Supplemental disclosure on non-cash investing and financing activities:
Payables for purchase of property and equipment	416	788	2,568
Payables for intangible assets	—	70	191
Payables for public offering costs	—	1,063	—
Payables for treasury stock	—	—	26

Supplemental disclosure of cash flow information:
Cash and cash equivalents	75,932	442,116	964,100
Restricted cash, non-current	510	743	803

Total cash and cash equivalents and restricted cash	76,442	442,859	964,903

Interest paid	288	189	—
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

1.	Organization and principal activities
Zai Lab Limited was incorporated on March 28, 2013 in the Cayman Islands as an exempted company with limited liability under the Companies Law of the Cayman Islands. Zai Lab Limited and its subsidiaries (collectively referred to as the “Company”) are focused on developing and commercializing therapies that address medical conditions with unmet medical needs in oncology, autoimmune disorders, infectious diseases, and neuroscience.
The Company has a substantial presence in mainland China, Hong Kong, Macau and Taiwan (collectively referred to as the “Greater China”) and the United States. The accompanying consolidated financial statements include the financial statements of Zai Lab Limited and its subsidiaries.
As of December 31, 2021, the Company’s significant operating subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Percentage of ownership	Principal activities
Zai Lab (Hong Kong) Limited	Hong Kong	April 29, 2013	100%	Operating company for business development and R&D activities and commercialization of innovative medicines and device
Zai Lab (Shanghai) Co., Ltd.	mainland China	January 6, 2014	100%	Development and commercialization of innovative medicines and devices
Zai Lab (AUST) Pty., Ltd.	Australia	December 10, 2014	100%	Clinical trial activities
Zai Lab (Suzhou) Co., Ltd.	mainland China	November 30, 2015	100%	Development and commercialization of innovative medicines
Zai Biopharmaceutical (Suzhou) Co., Ltd.	mainland China	June 15, 2017	100%	Development and commercialization of innovative medicines
Zai Lab (US) LLC	the United States	April 21, 2017	100%	Operating company for business development, R&D activities and certain business activities, including legal, compliance and communication functions of the Company
Zai Lab International Trading (Shanghai) Co., Ltd.	mainland China	November 6, 2019	100%	Commercialization of innovative medicines and devices
Zai Auto Immune (Hong Kong) Limited	Hong Kong	November 4, 2020	100%	Operating company for business development and R&D activities
Zai Lab (Taiwan) Limited	Taiwan	December 10, 2020	100%	Commercialization of innovative medicines and devices

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

2.	Summary of significant accounting policies
(a) Basis of presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.
(b) Principles of consolidation
The consolidated financial statements include the financial statements of Zai Lab Limited and its subsidiaries. All intercompany transactions and balances among Zai Lab Limited and its subsidiaries are eliminated upon consolidation.
(c) Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating the current expected credit losses for financial assets, assessing the impairment of long-lived assets, discount rate of operating lease liabilities, accrual of rebate, allocation of the research and development service expenses to the appropriate financial reporting period based on the progress of the research and development projects, share-based compensation expenses, recoverability of deferred tax assets and a lack of marketability discount of the ordinary shares issued in connection with collaboration and license arrangement (Note 17). Management bases the estimates on historical experience and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
(d) Foreign currency translation
The functional currency of Zai Lab Limited, Zai Lab (Hong Kong) Limited, Zai Lab (US) LLC and Zai Auto Immune (Hong Kong) Limited are the United States dollar (“$”). The Company’s
Chinese
subsidiaries determined their functional currency to be Chinese Renminbi (“RMB”). The Company’s Australia subsidiary determined its functional currency to be Australian dollar (“A$”). The Company’s Taiwan subsidiary determined their functional currency to be Taiwan dollar (“TWD”). The determination of the respective functional currency is based on the criteria of Accounting Standard Codification (“ASC”) 830,
Foreign Currency Matters
. The Company uses the United States dollar as its reporting currency.
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
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Non-monetary assets and liabilities are translated into the applicable functional currencies at historical exchange rates. Transactions in currencies other than the applicable functional currencies during the year are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the consolidated statements of operations.
(e) Cash, cash equivalents and restricted cash
Cash and cash equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on hand, demand deposits and highly liquid investments with maturity of less than three months and are stated at cost plus interests earned, which approximates fair value.
Restricted cash
Restricted cash mainly consists of the bank deposits held as collateral for issuance of letters of credit.
(f) Short-term investments
Short-term investments are time deposits with original maturities more than three months. Short-term investments are stated at cost, which approximates fair value. Interest earned is included in interest income.
(g) Accounts receivable
The Company’s accounts receivable include receivable arise from product sales and represent amounts due from its customers. In addition, the Company records accounts receivable arising from its collaborative agreement. From January 1, 2020, the Company adopted the ASU
2016-13,
Credit Losses, Measurement of Credit Losses on Financial Instruments
. Accounts receivable are recorded at the amounts net of allowances for credit losses. The allowance for credit losses reflects the Company’s current estimate of credit losses expected to be incurred over the life of the receivables. The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses including the aging of receivables and aging trends, customer creditworthiness and specific exposures related to particular customers. The Company also monitors other risk factors and forward-looking information, such as country specific risks and economic factors that may affect a debtor’s ability to pay in establishing and adjusting its allowance for credit losses. Accounts receivable are written off when deemed uncollectible.
(h) Notes receivable
Notes receivable is equal to contractual amounts owed from signed, secured promissory notes issued from the customers to the Company. The Company considers the notes
receivable to be fully collectible. Accordingly,

no
allowance for credit loss has been established for the year ended December 31, 2021.
(i) Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average basis. The Company periodically reviews the composition of inventory and shelf life of inventory in order to

Zai Lab Limited
Notes to the consolidated
financial
statements
For the years ended December 31, 2019, 2020 and
2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

identify obsolete, slow-moving or otherwise
non-saleable
items. The Company will record a write-down to its net realizable value in cost of sales in the period that the decline in value is first identified.
(j) Long-term investments
Long-term investments represent equity-method investments and equity investments with readily determinable fair values.
The Company uses the equity method to account for an equity investment over which it has significant influence but does not own a majority equity interest or otherwise control. The Company records equity method adjustments in share of earnings and losses. Equity method adjustments include the Company’s proportionate share of investee income or loss, adjustments to recognize certain differences between the Company’s carrying value and its equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method. Dividends received are recorded as a reduction of carrying amount of the investment. Cumulative distributions that do not exceed the Company’s cumulative equity in earnings of the investee are considered as a return on investment and classified as cash inflows from operating activities. Cumulative distributions in excess of the Company’s cumulative equity in the investee’s earnings are considered as a return of investment and classified as cash inflows from investing activities.
The Company is required to perform an impairment assessment of its investments whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary. No impairment was recorded for the years ended December 31, 2019, 2020 and 2021.
Investments in equity securities that have readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value, with unrealized gains and losses from fair value changes recognized in other income (expenses), net in the consolidated statements of operations.
(k) Prepayments for equipment
The prepayments for equipment purchase are recorded in long-term prepayments considering the prepayments are all related to property and equipment.
(l) Property and equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Useful life
Office equipment	3 years
Electronic equipment	1.25-3 years
Vehicle	4 years
Laboratory equipment	5 years
Manufacturing equipment	10 years
Leasehold improvements	lesser of useful life or lease term

Zai Lab Limited
Notes to the consolidated financial
statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Construction in progress represents property and equipment under construction and pending installation and is stated at cost less impairment losses if any.
(m) Lease
From January 1, 2019, the Company adopted the ASC Topic 842,
Leases
(“ASC 842”). The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The Company determines if an arrangement is a lease at inception. The Company classifies the lease as a finance lease if it meets certain criteria or as an operating lease when it does not. The Company has lease agreements with lease and non-lease
components, which the Company has elected to account for the components as a single lease component. The Company leases facilities for office, research and development center, and manufacturing facilities in mainland China, Hong Kong, and the United States, which are all classified as operating leases with fixed lease payments, or minimum payments, as contractually stated in the lease agreements. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
At the commencement date of a lease, the Company recognizes a lease liability for future fixed lease payments and a right-of-use
(“ROU”) asset representing the right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term. The lease term includes periods for which it’s reasonably certain that the renewal options will be exercised and periods for which it’s reasonably certain that the termination options will not be exercised. The future fixed lease payments are discounted using the rate implicit in the lease, if available, or the incremental borrowing rate (“IBR”). Upon adoption of ASU
2016-02,
the Company elected to use the remaining lease term as of January 1, 2019 in the Company’s estimation of the applicable discount rate for leases that were in place at adoption. For the initial measurement of the lease liability for leases commencing after January 1, 2019, the Company uses the discount rate as of the commencement date of the lease, incorporating the entire lease term. Additionally, the Company elected not to recognize leases with lease terms of 12 months or less at the commencement date in the consolidated balance sheets.
The ROU asset is measured at the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by the Company and lease incentives. Under ASC 842, land use rights agreements are also considered to be operating lease contracts. The Company will evaluate the carrying value of ROU assets if there are indicators of impairment and review the recoverability of the related asset group. If the carrying value of the asset group is determined to not be recoverable and is in excess of the estimated fair value, the Company will record an impairment loss in other expenses in the consolidated statements of operations. ROU assets for operating leases are included in operating lease right-of-use
assets in the consolidated balance sheets.
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
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

(n) Land use rights
All land in
mainland China

is
owned by the
Chinese

government. Th
e

Chinese

government may sell land use rights for a specified period of time. The purchase price of land use rights represents the operating lease prepayments for the rights to use the land in mainland China
under ASC
842
and is recorded as land use rights on the balance sheet, which is amortized over the remaining lease term.
In 2019, the Company acquired land use rights from the local Bureau of Land and Resources in Suzhou for the purpose of constructing and operating the research center and biologics manufacturing facility in Suzhou. The land use rights are being amortized over the respective lease terms, which are 30 years.
(o) Long-term deposits
Long-term deposits represent amounts paid in connection with the Company’s long-term lease agreements.
(p) Value added tax recoverable
Value added tax recoverable represent amounts paid by the Company for purchases. The amounts were recorded as long-term assets considering they are expected to be deducted from future value added tax payables arising on the Company’s future revenues.
(q) Intangible assets
Intangible assets mainly consist of externally purchased software which are amortized over one to five years on a straight-line basis. Amortization expenses for the years ended December 31, 2019, 2020 and 2021 were $305, $307 and $493, respectively. Amortization expenses of the Company’s intangible assets are expected to be approximately $570, $556, $436, $212, $74 and nil for the years ended December 31, 2022, 2023, 2024, 2025, 2026 and thereafter, respectively.
(r) Impairment of long-lived assets
Long-lived assets are reviewed for impairment in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. For the years ended December 31, 2019, 2020 and 2021, there was no impairment of the value of the Company’s long-lived assets.
(s) Fair value measurements
The Company applies ASC topic 820 (“ASC 820”),
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
For the years ended December 31, 2019, 2020 and 2021
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
The Company did not have any assets or liabilities that were measured at fair value on a recurring basis prior to 2021. As of December 31, 2021, information about inputs into the fair value measurement of the Company’s assets that are measured at a fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

Description	Fair Value as of December 31, 2021	Fair Value Measurement at Reporting Date Using Quoted Prices in Active Markets for Identical Assets (Level 1)
	US$	US$
Equity Investments with Readily Determinable Fair Value	15,383	15,383
Financial instruments of the Company primarily include cash, cash equivalents and restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, accounts payable and other current liabilities. As of December 31, 2020 and 2021, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, accounts payable and other current liabilities approximated their fair values due to the short-term maturity of these instruments, and the carrying value of restricted cash approximates its fair value based on the nature and the assessment of the ability to recover these amounts.

(t) Revenue recognition
In 2018, the Company adopted of ASC Topic 606 (“ASC 606”),
Revenue from Contracts with Customers,
in recognition of revenue
.
Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration expected to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

The Company’s revenue is mainly from product sales. The Company recognizes revenue from product sales when the Company has satisfied the performance obligation by transferring control of the product to the customers. Control of the product generally transfers to the customers when the delivery is made and when title and risk of loss transfers to the consumers. Cost of sales mainly consists of the acquisition cost of products, the manufacturing cost of products, royalty fee and sales milestone payment.
The Company has applied the practical expedients
under ASC 606 with regard to assessment of financing component and concluded that there is no significant financing component given that the period between delivery of goods and payment is generally one year or less. The Company’s product revenues were mainly generated from the sale of ZEJULA (niraparib), Optune (Tumor Treating Fields), QINLOCK (ripretinib) and NUZYRA (Omadacycline) to customers.
In mainland China, the Company sells the products to distributors, who ultimately sell the products to health care providers. Based on the nature of the arrangements, the performance obligations are satisfied upon the products delivery to distributors. Rebates are offered to distributors, consistent with pharmaceutical industry practices. The estimated amount of unpaid or unbilled rebates are recorded as a reduction of revenue if any. Estimated rebates are determined based on contracted rates, sales volumes and distributor inventories. The Company regularly reviews the information related to these estimates and adjusts the amount accordingly.
In Hong Kong, the Company sells the products to customers, which are typically healthcare providers such as oncology centers. The Company utilizes a third party for warehousing services. Based on the nature of the arrangement, the Company has determined that it is a principal in the transaction since the Company is primarily responsible for fulfilling the promise to provide the products to the customers, maintains inventory risk until delivery to the customers and has latitude in establishing the price. Revenue was recognized at the amount to which the Company expected to be entitled in exchange for the sale of the products, which is the sales price agreed with the customers. Consideration paid to the third party is recognized in operating expenses.
The Company didn’t recognize any contract assets and contract liabilities as of December 31, 2020 and 2021.
(u) Collaborative arrangements
The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808,
Collaborative Arrangements (ASC 808)
. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.
For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC606. For elements of collaboration arrangements that are accounted pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606.
(v) Research and development expenses
Elements of research and development expenses primarily include (i) payroll and other related costs of personnel engaged in research and development activities;(ii)
in-licensed
patent rights fees of exclusive development rights of products granted to the Company, (iii) costs related to pre-clinical
testing of the Company’s technologies

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

under development and clinical trials such as payments to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), investigators and clinical trial sites that conduct our clinical studies; (iv) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility related expenses; and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when these expenditures relate to the Company’s research and development services and have no alternative future uses.
The Company has acquired rights to develop and commercialize product candidates. Upfront payments that relate to the acquisition of a new product compound, as well as pre-commercial
milestone payments, are immediately expensed as acquired
in-process
research and development in the period in which they are incurred, provided that the new product compound did not also include processes or activities that would constitute a “business” as defined under U.S. GAAP, and the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Milestone payments made to third parties subsequent to regulatory approval which meet the capitalization criteria would be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product. If the conditions enabling capitalization of development costs as an asset have not yet been met, all development expenditures are recognized in profit or loss when incurred.
(w) Deferred income
Deferred income mainly consists of deferred income from government grants, American Depositary Receipts (the “ADR”) Program Agreement with ADR depositary bank (the “DB”) in July 2017 and the upfront payments received from
Huizheng (Shanghai) Pharmaceutical Technology Co., Ltd. (“Hanhui”).
Government grants consist of cash subsidies received by the Company’s subsidiaries in mainland China
from local governments. Grants received as incentives for conducting business in certain local districts with no performance obligation or other restriction as to the use are recognized when cash is received. Cash grants of $2,151, $7,289 and $4,113 were included in other income for the years ended December 31, 2019, 2020 and 2021, respectively. Grants received with government specified performance obligations are recognized when all the obligations have been fulfilled. If such obligations are not satisfied, the Company may be required to refund the subsidy. Cash grants of $2,519 and $2,366 were recorded in deferred income as of December 31, 2020 and 2021 respectively, which will be recognized when the government specified performance obligation is satisfied.
According to the ADR program agreement, the Company has the right to receive reimbursements for using DB’s services, subject to the compliance by the Company with the terms of the agreement. The Company performed a detail assessment of the requirements and recognizes the reimbursements it expects to be entitled to over the five-year contract term as other income. For the years ended December 31, 2019, 2020 and 2021, $312, $312 and $312 were recorded in other income, respectively. $546 and $234 were recorded in deferred income as of December 31, 2020 and 2021, respectively.
In March 2020, the Company entered into an exclusive promotion agreement with Hanhui. Under the terms of the agreement, the Company will leverage Hanhui’s existing infrastructure to optimize an anticipated future commercial launch of NUZYRA in mainland China given that NUZYRA is a broad-spectrum antibiotic in both the hospital and community care facilities. In exchange for the exclusive promotion rights in mainland China, Hanhui has agreed to pay the Company a non-creditable,
upfront payment in the amount of RMB
230,000
. The

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Company received RMB90,000 in April 2020 and has the right to receive RMB70,000 in December 2021. The Company assessed and determined to record the upfront payment as deferred income and amortize by 10 years from the date when the income recognition criteria is met. In December 2021, the Company obtained the regulatory approval for the commercialization of
NUZYRA
in mainland China which triggered the income recognition criteria and therefore the Company started to amortize the deferred income into collaboration revenue on monthly basis. For the years ended December 31 2019, 2020 and 2021, nil
,
nil
and $
207
were recorded in collaboration revenue. As of December 31, 2020 and 2021, a total amount of RMB
90,000
($
13,793
) and

RMB
158,667
($
24,886
) was recorded in deferred income.
(x) Comprehensive loss
Comprehensive loss is defined as the changes in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220,
Comprehensive Income
, requires that all items that are required to be recognized under current accounting standards as components of comprehensive loss be reported in a financial statement that is displayed with the same prominence as other financial statements. For each of the periods presented, the Company’s comprehensive loss includes net loss and foreign currency translation adjustments, which are presented in the consolidated statements of comprehensive loss.
(y) Share-based compensation
The Company grants share options and
non-vested
restricted shares to eligible employees, management and directors and accounts for these share-based awards in accordance with ASC 718,
Compensation-Stock Compensation.
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
The Company determined the fair value of the stock options granted to employees using the Black-Scholes option valuation model.
Awards Granted to
Non-Employees
The Company grants share options to eligible
Non-Employees
and accounts for these share-based awards in accordance with ASC 718,
Compensation-Stock Compensation.
Non-Employees’
share-based awards are measured at the grant date fair value of the awards and recognized as expenses (i) immediately at grant date if no vesting conditions are required; or (ii) using graded vesting method over the requisite service period, which is the vesting period. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. To the extent the required vesting conditions are not met resulting

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed. The Company determined the fair value of the stock options granted to
Non-Employees
using the Black-Scholes option valuation model.
(z) Income taxes
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
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial statement and income tax bases of assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company evaluates its uncertain tax positions using the provisions of ASC 740,
Income Taxes
, which requires that realization of an uncertain income tax position be recognized in the financial statements. The benefit to be recorded in the financial statements is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense. No unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented.
(
aa
) Earnings (loss) per share
Basic earnings (loss) per ordinary share is computed by dividing net income (loss) attributable to ordinary shareholders by weighted average number of ordinary shares outstanding during the period.
Diluted earnings (loss) per ordinary share reflects the potential dilution that could occur if securities were exercised or converted into ordinary shares. The Company had stock options and non-vested
restricted shares, which could potentially dilute basic earnings (loss) per share in the future. To calculate the number of shares for diluted earnings (loss) per share, the effect of the stock options and non-vested
restricted shares is computed using the treasury stock method. The computation of diluted earnings (loss) per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.
(a
b
) Segment information
In accordance with ASC 280,
Segment Reportin
g, the Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. As the majority of the Company’s long-lived assets are located in and derived from Greater China, no geographical segments are presented.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

(ac) Concentration of risks
Concentration of customers
The following customers accounted for 10% or more of revenue for the years ended December 31, 2019, 2020 and 2021:

	Year ended December 31,
	2019	2020	2021
	$	$	$
A	5,397	*	*
B	4,682	*	*
C	*	15,774	40,634

*	Represents less than 10% of revenue for the years ended December 31, 2019, 2020 and 2021.
Concentration of suppliers
The following suppliers accounted for 10% or more of research and development expenses and the inventory purchases for the years ended December 31, 2019, 2020 and 2021:

	Year ended December 31,
	2019	2020	2021
	$	$	$
F	27,966	*	*
G	18,362	*	*
H	*	33,564	*
I	*	26,710	*
J	*	*	165,431
K	*	*	66,650

*	Represents less than 10% of research and development expenses and the inventory purchases for the years ended December 31, 2019, 2020 and 2021.
Concentration of credit risk
Financial instruments that are potentially subject to significant concentration of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable and notes receivable.
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. As of December 31, 2020 and 2021, all of the Company’s cash and cash equivalents and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which management believes are of high credit quality and continually monitors the credit worthiness of these financial institutions.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

The following debtors accounted for
10
% or more of balances of accounts receivable as of December 31, 2020 and 2021:

	As of December 31,
	2020	2021
	$	$
C	2,070	10,293
D	726	*
E	*	10,979

*	Represents less than 10% of accounts receivable as of December 31, 2020 and 2021.
Accounts receivable are typically unsecured and are derived from product sales and collaborative arrangement. The Company manages credit risk of accounts receivable through ongoing monitoring of the outstanding balances and limits the amount of credit extended based upon payment history and the debtor’s current credit worthiness. Historically, the Company collected the receivables from customers within the credit terms with no significant credit losses incurred.
During the year ended December 31, 2021, certain accounts receivable balances are settled in the form of notes receivable. As of December 31, 2021, notes receivable represents bank acceptance promissory notes that are non-interest bearing and due within six months. Notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to be known amounts of cash. In accordance with the sales agreements, whether cash or bank acceptance promissory notes to settle the receivables is at the Company’s discretion, and this selection does not impact the agreed contractual purchase prices.
Foreign currency risk
RMB is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of RMB155,934 and RMB151,684
,
which were denominated in RMB, as of December 31, 2020 and 2021, respectively, representing 5% and 2% of the cash and cash equivalents as of December 31, 2020 and 2021, respectively.
(ad) Recent accounting pronouncements
Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12,
Income Taxes (Topic 740)
: Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes as part of the FASB’s overall initiative to reduce complexity in accounting standards. The amendments include removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The update is effective in fiscal years beginning after December 15, 2020, and interim periods therein, and early adoption is permitted. Certain amendments in this update should be applied retrospectively or modified retrospectively, all other amendments should be applied

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

prospectively. The Company adopted this standard on January 1, 2021. There was no material impact to the Company’s financial position or results of operations upon adoption.
Future Adoption of Accounting Standards
In November 2021, the FASB issued ASU
2021-10,
Government Assistance (Topic 832) — Disclosures by Business Entities about Government Assistance. The amendments in this ASU require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The amendments in this ASU are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The Company does not expect this ASU would have a material impact on the consolidated financial statements.

3.	Cash and cash equivalents

	As of December 31,
	2020	2021
	$	$
Cash at bank and in hand	441,283	663,472
Cash equivalents (note (i))	833	300,628

	442,116	964,100

Denominated in:
US$	297,813	932,888
RMB (note (ii))	23,898	23,791
Hong Kong dollar (“HK$” ）	119,695	6,674
Australian dollar (“A$”)	710	475
Taiwan dollar (“TW$”)	—	272

	442,116	964,100

Notes:

(i)	Cash equivalents represent short-term and highly liquid investments in a money market fund.

(ii)
Certain cash and bank balances denominated in RMB were deposited with banks in mainland China.

The conversion of these RMB denominated balances into foreign currencies is subject to the rules and regulations of foreign exchange control promulgated by the
Chi
nese
government.

4.	Restricted cash, non-current
The Company’s restricted cash balance of $743 and $803 as of December 31, 2020 and 2021, respectively, was long-term bank deposits held as collateral for issuance of letters of credit. These deposits will be released when the related letters of credit are settled by the Company.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

5.	Short-term investments
Short-term investments are primarily comprised of time deposits with original maturities between three months and one year. For the years ended December 31, 2019, 2020 and 2021, the Company recorded the interest income of $7,778, $4,860 and $799, respectively, from the short-term investments in the consolidated statements of operations.
As of December 31, 2020 and 2021, the Company’s short-term investments consisted entirely of short-term held to maturity debt instruments with high credit ratings, which were determined to have remote risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of December 31, 2020 and 2021.

6.	Accounts receivable
Accounts receivable
include
receivable due from
the Company’s
customers and receivable
arising
from the
Company’s
collaborative
arrangement
. Accounts receivable due from
 the Company’s
customers as of December 31, 2020 and 2021
were
$5,165 and $36,495, respectively. Accounts receivable
arising
from the
the Company’s
collaborative
arrangement

as of December 31, 2020 and 2021
were
nil and $10,979, respectively.
The roll-forward of the allowance for credit losses related to accounts receivable for the year ended December 31, 2021 consists of the following activity:

Allowance for Credit Losses
$
Balance as of December 31, 2020	1
Current period provision for expected credit losses	10
Amounts written-off	—
Recoveries of amounts previously written-off	—

Balance as of December 31, 2021	11

The Company did not have any allowance for the year ended December 31, 2019.

7.	Inventories
The Company’s inventory balance of $13,144 and $18,951 as of December 31, 2020 and 2021, respectively, mainly consisted of finished goods purchased from Tesaro Inc., now GlaxoSmithKline (GSK), for distribution in Hong Kong, from NovoCure Limited (“NovoCure”) for distribution in Hong Kong and mainland China , and from Deciphera Pharmaceuticals, LLC (“Deciphera”) for distribution in Hong Kong, mainland China and Taiwan, as well as finished goods and certain raw materials for ZEJULA and NUZYRA commercialization in mainland China.

	As of December 31,
	2020	2021
	$	$
Finished goods	3,041	5,632
Raw materials	10,103	13,231
Work in progress	—	88

Inventories	13,144	18,951

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

The

Company write
s
-down inventory for any excess or obsolete inventories or when the Company believe
s
that the net realizable value of inventories is less than the carrying value. During the years ended December
31
,
2019
,
2020
and
2021
, the Company recorded write-downs of
nil
, $
29
and $
1,368
, respectively, in cost of revenues.

8.	Long-term investments
In June 2017, the Company entered into an agreement with three third-parties to launch JING Medicine Technology (Shanghai) Ltd. (“JING”), an entity which provides services for product discovery and development, consultation and transfer of pharmaceutical technology. The capital contribution by the Company was RMB26,250 in cash, which was paid by the Company in 2017 and 2018, representing 20% and 18% of the equity interest of JING as of December 31, 2020 and 2021, respectively. The Company accounts for this investment using the equity method of accounting due to the fact that the Company can exercise significant influence on the investee. The Company recorded its gain on deemed disposal in this investee of nil
,
nil
and $
463
for the years ended December 31, 2019, 2020 and 2021, respectively. The Company recorded share of loss in this investee of $
752
, $
1,119
and $
1,520
for its portion of JING’s net loss for the year ended December 31, 2019, 2020 and 2021, respectively.
In July 2021, the Company made an equity investment in MacroGenics Inc. (“MacroGenics”), a biopharmaceutical company focused on developing and commercializing innovative monoclonal antibody-based therapeutics for the treatment of cancer, in a private placement with total contributions of $30,000 and obtained 958,467 newly issued common shares of MacroGenics at $31.30 per share (see Note17). The Company recorded this investment at acquisition cost and subsequently measured at fair value, with the changes in fair value recognized in other income (expenses
)
, net in
the consolidated
statement
s
of operations. The Company recognized its fair value loss of nil, nil and $14,617 for the years ended December 31, 2019, 2020 and 2021, respectively.

9.	Property and equipment, net
Property and equipment consist of the following:

	As of December 31,
	2020	2021
	$	$
Office equipment	430	836
Electronic equipment	2,646	5,036
Vehicle	143	220
Laboratory equipment	11,933	17,069
Manufacturing equipment	12,198	14,600
Leasehold improvements	9,641	10,432
Construction in progress	2,423	11,334

	39,414	59,527
Less: accumulated depreciation	(10,252)	(16,425)

Property and equipment, net	29,162	43,102

Depreciation expenses for the years ended December 31, 2019, 2020 and 2021 were $3,372, $4,324 and $5,994, respectively.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

10.	Lease
The Company leases facilities for office, research and development and manufacturing facilities in mainland China, Hong Kong, Taiwan, and the United States. Lease terms vary based on the nature of operations and the market dynamics, however, all leased facilities are classified as operating leases with remaining lease terms between one and seven years.
Total lease expense related to short-term leases was insignificant for the years ended December 31, 2019, 2020 and 2021.
Supplemental information related to leases was as follows:

	Year ended December 31,
	2019	2020	2021
	$	$	$
Operating fixed lease cost	3,245	4,539	6,263
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2019	2020	2021
	$	$	$
Cash paid for amounts included in measurement of lease liabilities	2,778	4,056	5,840
Non-cash operating lease liabilities arising from obtaining operating right-of-use assets	10,876	6,393	2,183
The maturities of lease liabilities in accordance with
Leases (Topic 842)
in each of the next five years and thereafter as of December 31, 2021 were as follows:

Year ended December 31
$
2022	6,153
2023	2,571
2024	2,240
2025	2,186
2026	1,638
Thereafter	1,213

Total lease payments	16,001
Less: imputed interest	(461)

Present value of minimum operating lease payments	15,540

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Weighted-average remaining lease terms and discount rates are as follows:

	Year ended December 31,
	2020	2021
Weighted-average remaining lease term	5.0 years	4.2 years
Weighted-average discount rate	2.3%	2.3%

11.	Product revenue, net
The Company’s product revenue is primarily derived from the sale of ZEJULA, Optune, QINLOCK and NUZYRA in mainland China and Hong Kong. The table below presents the Company’s net product sales for the years ended December 31, 2019, 2020 and 2021.

	Year ended December 31,
	2019	2020	2021
	$	$	$
Product revenue — gross	12,985	57,355	190,180
Less: Rebate and sales return	—	(8,397)	(46,075)

Product revenue — net	12,985	48,958	144,105

Sales rebates are offered to distributors in mainland China and the amounts are recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates, sales volumes an
d
 level of distributor inventories.
The sales rebates included $3,051 and $29,547 compensation to distributors for those products previously sold at the price prior to the National Reimbursement Drug List (“NRDL”) implementation, due to the inclusion of ZEJULA in the NRDL, for the years ended December 31, 2020 and 2021, respectively. There was no such compensation for the year ended December 31, 2019.
The following table disaggregates net revenue by product for the years ended December 31, 2019, 2020 and 2021:

	Year ended December 31,
	2019	2020	2021
	$	$	$
ZEJULA	6,625	32,138	93,579
Optune	6,360	16,418	38,903
QINLOCK	—	402	11,620
NUZYRA	—	—	3

Total product revenue — net	12,985	48,958	144,105

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
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
United States (“U.S.”)
Zai Lab (US) LLC is incorporated in
the United States
and is subject to U.S. federal corporate income tax at a rate of 21%. Zai Lab (US) LLC is also subject to state income tax in Delaware. Zai Lab (US) LLC has no taxable income for all periods presented, therefore, no provision for income taxes is required.
Taiwan (“TW”)
Zai Lab (Taiwan) Limited is incorporated in Taiwan and is subject to corporate income tax at a rate of 20%. Zai Lab (Taiwan) Limited has no taxable income for all periods presented, therefore, no provision for income taxes is required.
Hong Kong (“HK”)
Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited are incorporated in Hong Kong. Companies registered in Hong Kong are subject to Hong Kong profits tax on the taxable income as reported in their respective statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Under the two-tiered
profits tax rates regime in Hong Kong, the first HK$2 million of profits of the qualifying group
entity will be taxed at 8.25%, and profits above HK$2 million will be taxed at 16.5%. For the years ended December 31, 2019, 2020 and 2021, Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong for any of the periods presented. Under the Hong Kong tax law, Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited are exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

People’s Republic of China
Under EIT

Law,

the statutory income tax rate is 25%, and the EIT rate will be reduced to 15% for state-encouraged High and New Technology Enterprises (“HNTE”). Zai Lab (Shanghai) Co., Ltd., first obtained a HNTE certificate in 2018 and began to enjoy the preferential tax rate of 15% from 2018 to 2021 and further extended the certificate in 2021 effective for 2021 to 2023. Zai Lab International Trading (Shanghai) Co., Ltd., Zai Lab (Suzhou) Co., Ltd., Zai Biopharmaceutical (Suzhou) Co., Ltd., and Zai Lab Trading (Suzhou) Co., Ltd. are subject to the statutory rate of 25%
.
No provision for income taxes has been required to be accrued because Zai Lab Limited and all of its subsidiaries are in cumulative loss positions for all the periods presented.
Loss (income) before income taxes consists of:

	Year ended December 31,
	2019	2020	2021
	$	$	$

Cayman	(3,241)	2,612	28,401
BVI	2	3	2
Mainland China	185,239	220,813	340,865
HK	3,271	20,022	243,400
US	9,786	24,616	89,374
AUST	14	839	1,758
TW	—	—	671

	195,071	268,905	704,471

Reconciliations of the differences between the
Chinese
statutory income tax rate and the Company’s effective income tax rate for the years ended December 31, 2019, 2020 and 2021 are as follows:

	Year ended December 31,
	2019	2020	2021
Statutory income tax rate	25%	25%	25%
Share-based compensations	(1.51%)	(1.36%)	(0.92%)
Non-deductible expenses	(0.39%)	(1.17%)	(5.78%)
Prior year tax filing adjustment	1.93%	1.78%	1.50%
Effect of different tax rate of subsidiary operation in other jurisdictions	0.07%	(1.04%)	(4.60%)
Preferential tax rate	(9.14%)	(7.48%)	(4.30%)
Effect of change in tax rate	(9.15%)	—	—
Changes in valuation allowance	(6.81%)	(15.73%)	(10.90%)

Effective income tax rate	—	—	—

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

The principal components of the deferred tax assets and liabilities are as follows
:

	Year ended December 31,
	2019	2020	2021
	$	$	$
Deferred tax assets:
Depreciation of property and equipment, net	57	84	108
Government grants	325	400	496
Deferred revenue	—	2,069	3,733
Public welfare donations	—	7,627	10,246
Net operating loss carry forwards	62,833	94,954	175,101
Less: valuation allowance	(63,215)	(105,134)	(189,684)

Deferred tax assets, net	—	—	—

The Company considers positive and negative evidence to determine whether some portion or all of the deferred tax assets will be more likely than not realized. This assessment considers, among other matters, the nature, frequency and severity of recent losses and forecasts of future profitability. These assumptions require significant judgment and the forecasts of future taxable income are consistent with the plans and estimates the Company is using to manage the underlying businesses. Valuation allowances are established for deferred tax assets based on a more likely than not threshold. The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carry forward periods provided for in the tax law. In 2020 and 2021, the Company has determined that the deferred tax assets on temporary differences and net operating loss carry forwards are related to certain subsidiaries, for which the Company is not able to conclude that the future realization of those net operating loss carry forwards and other deferred tax assets are more likely than not. As such, it has fully provided valuation allowance for the deferred tax assets as of December 31, 2020 and 2021. Amounts of operating loss carry forwards were $403,460
,
$605,226 and $1,089,745 for the years ended December 31, 2019, 2020 and 2021, respectively, which are expected to expire from 2022 to 2031.
Movement of the valuation allowance is as follows:

	2020	2021
	$	$
Balance as of January 1,	(63,215)	(105,134)
Additions	(41,919)	(84,550)

Balance as of December 31,	(105,134)	(189,684)

Uncertainties exist with respect to how the current income tax law in mainland China applies to the Company’s overall operations, and more specifically, with regard to tax residency status. The EIT Law includes a provision specifying that legal entities organized outside of mainland China will be considered residents for Chinese income tax purposes if the place of effective management or control is within mainland China. The implementation rules to the EIT Law provide that non-resident
legal entities will be considered Chinese residents if substantial and overall management and control over the manufacturing and business operations, personnel, accounting and properties, occurs within mainland China. Despite the present uncertainties resulting from the limited Chinese tax guidance on the issue, the Company does not believe that the legal entities organized outside of mainland China within the Company should be treated as residents for EIT Law purposes. If the Chinese tax

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

authorities subsequently determine that the Company and its subsidiaries registered outside mainland China should be deemed resident enterprises, the Company and its subsidiaries registered outside mainland China will be subject to the Chinese income taxes, at a rate of 25%. The Company is not subject to any other uncertain tax position.

13.	Other current liabilities
Other current liabilities consist of followings:

	As of December 31,
	2020	2021
	$	$
Payroll	13,694	25,685
Accrued professional service fee	3,128	4,319
Payables for purchase of property and equipment	788	2,568
Accrued rebate to distributors	7,067	15,001
Tax payables	952	8,817
Others (note (i))	4,567	4,421

Total	30,196	60,811

Note:

(i)	Others are mainly payables to employees for exercising the share-based compensations, payables related to travel and business entertainment expenses.

14.	Loss per share
Basic and diluted net loss per share for each of the years presented are calculated as follow:

	For the years ended December 31,
	2019	2020	2021
Numerator:
Net loss attributable to ordinary shareholders	(195,071)	(268,905)	(704,471)
Denominator:
Weighted average number of ordinary shares- basic and diluted	64,369,490	77,667,743	92,992,112

Net loss per share-basic and diluted	(3.03)	(3.46)	(7.58)

As a result of the Company’s net loss for the three years ended December 31, 2019, 2020 and 2021, share options and non-vested
restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	As of December 31,
	2019	2020	2021
Share options	9,122,980	8,755,920	8,101,559
Non-vested restricted shares	743,268	541,750	956,736

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

15.	Related party transactions
The table below sets forth the major related party and the relationship with the Company as of December 31, 2021:

Company Name	Relationship with the Company
MEDx (Suzhou) Translational Medicine Co., Ltd.	Significant influence held by Samantha Du’s (Director, Chairwoman and Chief Executive Officer of the Company) immediate family
For the years ended December 31, 2019, 2020 and 2021, the Company incurred $234, $678 and $680 research and development expenses with MEDx (Suzhou) Translational Medicine Co., Ltd. for product research and development services, respectively. All of the transactions are carried out with normal business terms and are on arms’ length basis.

16.	Share-based compensation
On March 5, 2015, the Board of Directors of the Company approved an Equity Incentive Plan (the “2015 Plan”) which is administered by the Board of Directors. Under the 2015 Plan, the Board of Directors may grant options to purchase ordinary shares to management including officers, directors, employees and individual advisors who render services to the Company to purchase an aggregate of no more than 4,140,945 ordinary shares of the Company (“Option Pool”). Subsequently, the Board of Directors approved the increase in the Option Pool to 7,369,767 ordinary shares.
In connection with the completion of the initial public offering (the “IPO”), the Board of Directors has approved the 2017 Equity Incentive Plan (the “2017 Plan”) and all equity-based awards subsequent to the IPO would be granted under the 2017 Plan.
Share options
In 2019, the Company granted 1,067,385 share options to certain management, employees and individual advisors of the Company at the exercise price ranging from $27.23 to $41.59 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a five or three-year period, with 20% or 33.3% of the awards vesting beginning on the anniversary date one year after the grant date.
In 2020, the Company granted 1,220,177 share options to certain management, employees and individual advisors of the Company at the exercise price ranging from $44.94 to $128.72 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a five or three-year period, with 20% or 33.3% of the awards vesting beginning on the anniversary date one year after the grant date.
In 2021, the Company granted 733,893 share options to certain management, employees and individual advisors of the Company at the exercise price ranging from $66.92 to $180.00 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a five, four or three-year period, with 20%, 25% or 33.3% of the awards vesting beginning on the anniversary date one year after the grant date.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

The following table presents the assumptions used to estimate the fair values of the share options granted in the years presented:

	2019	2020	2021
Risk-free rate of return	1.6%-2.5%	0.4%-0.8%	0.9%-1.4%
Contractual life of option	10 years	10 years	10 years
Expected term	6 or 6.5 years	6 or 6.5 years	6, 6.25 or 6.5 years
Estimated volatility rate	70%	70%	65%
Expected dividend yield	0%	0%	0%
Fair value of underlying ordinary shares	$27.23-$41.59	$44.94-$128.72	$66.92-$180.00
A summary of option activity under the 2015 Plan and 2017 Plan during the years ended December 31, 2019, 2020 and 2021 is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		$	Years	$
Outstanding at December 31, 2020	8,755,920	17.26	6.53	1,033,899
Granted	733,893	126.02	—	—
Exercised	(1,235,340)	6.00	—	—
Forfeited	(152,914)	64.22	—	—

Outstanding at December 31, 2021	8,101,559	27.94	5.98	339,570

Vested and exercisable as of December 31, 2021	5,174,961	9.25	4.89	279,783
Vested or expected to vest as of December 31, 2021	8,101,559	27.94	5.98	339,570
The weighted-average grant-date fair value of the options granted in 2019, 2020 and 2021 were $20.98, $40.60 and $126.02 per share, respectively. The Company recorded compensation expense related to the options of

$
14,925
, $
18,695
and $
27,194
for the years ended December
31
,
2019
,
2020
and
2021
, respectively, which were classified in the accompanying consolidated statements of operations as follows:

	Year ended December 31,
	2019	2020	2021
	$	$	$
Selling, general and administrative	6,931	11,492	15,568
Research and development	7,994	7,203	11,626

Total	14,925	18,695	27,194

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

As of December 31, 2021, there was $94,823 of total unrecognized compensation expense related to unvested share options granted. That cost is expected to be recognized over a weighted-average period of 2.81 years based on the number of unvested shares and unrecognized years.
Non-vested
restricted shares
In 2019, 50,000 ordinary shares were authorized for grant to the independent directors, respectively. The restricted shares shall vest and be released from the restrictions in full on the first anniversary from the date of the agreement. Upon termination of an independent director’s service with the Company for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In 2019, 121,000 ordinary shares were authorized for grant to certain management.
One fifth
of the
restricted
shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Company for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In 2020, 50,000 ordinary shares were authorized for grant to the independent directors. The restricted shares will vest and be released from the restrictions in full on the first anniversary from the date of the agreement. Upon termination of the independent directors’ service with the Company for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In 2020, 109,250 ordinary shares were authorized for grant to certain management.
One fifth
of the restricted shares will vest
and
be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management’s service with the Company for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In 2021, 19,260 ordinary shares were authorized for grant to the independent directors. These restricted shares will vest and be released from the restrictions in full on the first anniversary from the date of the agreement. In addition, 16,257 ordinary shares were authorized for grant to the independent directors. One third of these restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the independent directors’ service with the Company for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In 2021, 359,242 ordinary shares were authorized for grant to certain management. 20% or 25% of these restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. In addition, 231,640 ordinary shares were authorized for grant to certain management. 50% of these restricted shares will vest and be released from the restrictions on Jan 1, 2024 and 50% will vest ed
 and be released from the restrictions on January 1, 2026. Also, 30,000 ordinary shares were authorized for grant to certain management. 50% of these restricted shares will vest and be released from the restrictions immediately and 50% will vest and be released from the restrictions on the first anniversary from the date of the agreement. Upon termination of the certain management’s service with the Company for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
The Company measured the fair value of the
non-vested
restricted shares as of respective grant dates and recognized the amount as compensation expense over the deemed service period using a graded vesting attribution model on a straight-line basis.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

The following table summarized the Company’s
non-vested
restricted share activity in 2021:

	Numbers of non-vested restricted shares	Weighted average grant date fair value
		$
Non-vested as of December 31, 2020	541,750	37.36
Granted	656,399	105.54
Vested	(205,450)	37.17
Forfeited	(35,963)	74.82

Non-vested as of December 31, 2021	956,736	82.62

As of December 31, 2021, there was $69,264 of total unrecognized compensation expense related to non-vested
restricted shares. The Company recorded compensation expense related to the restricted shares of $5,366, $6,135 and $13,520 for the years ended December 31, 2019, 2020 and 2021, respectively, which were classified in the accompanying consolidated statements of operations as follows:

	Year ended December 31,
	2019	2020	2021
	$	$	$
Selling, general and administrative	3,643	4,226	7,626
Research and development	1,723	1,909	5,894

Total	5,366	6,135	13,520

17.	Licenses and collaborative arrangement
The following is a description of the Company’s significant ongoing collaboration agreements for the year ended December 31, 2021.
License and collaboration agreement with GSK
In September 2016,
the Company entered into a collaboration, development and license agreement with Tesaro, Inc, a company later acquired by GSK, pursuant to which it obtained an exclusive sublicense under certain patents and know-how of GSK (including such patents and know-how licensed from Merck, Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., and AstraZeneca UK Limited) to develop, manufacture and commercialize GSK’s proprietary PARP inhibitor, niraparib, in mainland China, Hong Kong and Macau for the diagnosis and prevention of any human diseases or conditions (other than prostate cancer). The Company also obtained the right of first negotiation to obtain a license to develop and commercialize certain follow-on compounds of niraparib being developed by GSK in the licensed territory. Under the agreement, the Company agreed not to research, develop or commercialize certain competing products, and the Company also granted GSK the right of first refusal to license certain immuno-oncology assets developed by us. In February 2018, the Company entered into an amendment with GSK that eliminated GSK’s option to co-market niraparib in the licensed territory.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Under the terms of the agreement, the Company made an upfront payment of $15,000 and one milestone payment of $1,000, and accrued one development milestone payment of $3,500 and one sales-based milestone of $8,000 to GSK. On top of those, if the Company achieves other specified regulatory, development and commercialization milestones, the Company may be additionally required to pay further milestone payments up to $28,000 to GSK. In addition, the Company will pay GSK tiered royalties on the net sales of the licensed products, until the later of the expiration of the last-to-expire
licensed patent covering the licensed product, the expiration of regulatory exclusivity for the licensed product, or the tenth anniversary of the first commercial sale of the licensed product, in each case on a product-by-product
and
region-by-region
basis.
The Company has the right to terminate this agreement at any time by providing written notice of termination.
License and collaboration agreement with Paratek Bermuda Ltd. (“Paratek”)
In April 2017, the Company entered into a license and collaboration agreement with Paratek Bermuda Ltd., a subsidiary of Paratek Pharmaceuticals, Inc., pursuant to which it obtained both an exclusive license under certain patents and know-how
of Paratek and an exclusive
sub-license
under certain intellectual property that Paratek licensed from Tufts University to develop, manufacture and commercialize products containing omadacycline
(ZL-2401)
as an active ingredient in Greater China in the field of all human therapeutic and preventative uses other than biodefense. Under certain circumstances, the exclusive sub-license
to certain intellectual property Paratek licensed from Tufts University may be converted to a non-exclusive
license if Paratek’s exclusive license from Tufts University is converted to a non-exclusive
license under the Tufts Agreement. The Company also obtained the right of first negotiation to be Paratek’s partner to develop certain derivatives or modifications of omadacycline in our licensed territory. Paratek retains the right to manufacture the licensed product in our licensed territory to support development and commercialization of the same outside our licensed territory. The Company also granted to Paratek a non-exclusive
license to certain of our intellectual property. Under the agreement, the Company agreed not to commercialize certain competing products in our licensed territory.
Under the terms of the agreement, the Company made an upfront payment of $7,500 to Paratek and two milestone payments totaling $8,000
,
and accrued one milestone payment of $6,000 to Paratek, and the Company may be required to pay further milestone payments of up to an aggregate of
$40,500
to Paratek for the achievement of certain development and sales milestone events. In addition, the Company will pay to Paratek tiered royalties on the net sales of licensed products, until the later of the abandonment, expiration or invalidation of the last-to-expire licensed patent covering the licensed product, or the eleventh anniversary of the first commercial sale of the licensed product, in each case on a product-by-product and region-by-region basis.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Paratek.
License and collaboration agreement with Five Prime Therapeutics, Inc. (“Five Prime”)
In December 2017, the Company entered into a license and collaboration agreement with Five Prime, pursuant to which it obtained an exclusive license under certain patents and know-how
of Five Prime to develop and commercialize products containing Five Prime’s proprietary afucosylated FGFR2b antibody known as bemarituzumab (FPA144) as an active ingredient in the treatment or prevention of any disease or condition in humans in Greater China.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Under the terms of the agreement, the Company made an upfront payment of $5,000 and a milestone payment of $2,000 to Five Prime. Additionally, the Company may be required to pay further development and regulatory milestone payments of up to an aggregate of $37,000 to Five Prime. The Company is also be obligated to pay Five Prime a royalty, on a licensed product-by-licensed
product and
region-by-region
basis, depending on the number of patients the Company enrolls in the bemarituzumab study, subject to reduction in certain circumstances, on net sales of each licensed product in the licensed territory until the latest of (i) the 11th anniversary of the first commercial sale of such licensed product in such region, (ii) the expiration of certain patents covering such licensed product in such region, and (iii) the date on which any applicable regulatory, pediatric, orphan product or data exclusivity with respect to such licensed product expires in such region.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Five Prime.
License and collaboration agreement with Entasis Therapeutics Holdings Inc.(“Entasis”)
In April 2018, the Company entered into a license and collaboration agreement with Entasis, pursuant to which it obtained an exclusive license under certain patents and know-how
of Entasis to develop and commercialize products containing Entasis’ proprietary compounds known as durlobactam (ETX2514) and Sulbactam (ETX2514SUL) as an active ingredient with the possibility of developing and commercializing a combination of such compounds with Imipenem in all human diagnostic, prophylactic and therapeutic uses in Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand and Japan. The Company’s rights to develop and commercialize the licensed products are limited to the lead product (Sulbactam) until such lead product receives initial FDA approval in the United States.
Under the terms of the agreement, the Company made an upfront payment of $5,000 and two development milestone payments totaling $7,000 to Entasis. Additionally, the Company may be required to pay Entasis development, regulatory and research milestone payments (other than existing ones) and commercial milestone payments of up to an aggregate of $91,600. The Company is also responsible for a portion of the costs of the global pivotal Phase III clinical trial of
SUL-DUR
outside of the territory. The Company is also obligated to pay Entasis a royalty based on a percentage of net sales of licensed products, depending on the amount of net sales of licensed products in the territory, subject to reduction in certain circumstances, until, with respect to a licensed product in a region in the territory, the latest of (i) the 10th anniversary of the first commercial sale of such licensed product in such region, (ii) the expiration of certain patents covering such licensed product in such region, and (iii) the date on which any applicable regulatory, pediatric, orphan product or data exclusivity with respect to such licensed product expires in such region.
The

Company has the right to terminate this agreement at any time by providing written notice of termination to Entasis.
License and collaboration agreement with Crescendo Biologics Ltd. (“Crescendo”)
In May 2018, the Company and Crescendo entered into an exclusive, worldwide licensing agreement, under which the Company will develop, commercialize, and manufacture a topical, innovative antibody VH domain therapeutic for potential application in inflammatory indications.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Under the terms of the agreement, Crescendo granted to the Company a worldwide exclusive license to develop and commercialize its product candidate for all indications. The Company will be responsible for conducting all regulatory filings, clinical studies, and commercialization activities, with both companies participating in a Joint Development Committee.
In October 2020, the Company and Crescendo entered into a supplemental license agreement, under which Crescendo granted to the Company a non-exclusive,
worldwide license to use the Crescendo VH HLEs in connection with the development, commercialization, manufacture and other exploitation of VH HLE licensed products.
Under the terms of these two agreements, the Company paid two upfront fee payments totalling $4,500 and three milestone payments totalling $6,000, to Crescendo, and the Company will provide development, regulatory, and commercial milestones for multiple indications up to an aggregate of $298,075. Crescendo will also be eligible to receive tiered royalties on global sales.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Crescendo.
License and collaboration agreement with NovoCure
In September 2018, the Company entered into a license and collaboration agreement with NovoCure, pursuant to which it obtained an exclusive license under certain patents and know-how
of NovoCure to develop and commercialize Tumor Treating Fields products in all human therapeutic and preventative uses in the field of oncology in Greater China.
Under the terms of the agreement, the Company paid an upfront license fee in the amount of $15,000 and two milestone payments totaling $10,000 to Novocure. The Company also agreed to pay certain development, regulatory and commercial milestone payments up to an aggregate of $68,000, and tiered royalties at percentage rates on the net sales of the Licensed Products in the Territory. The Company will purchase licensed products exclusively from Novocure at Novocure’s fully burdened manufacturing cost.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Novocure.

License and collaboration agreement with MacroGenics
In November 2018, The Company entered into a collaboration agreement with MacroGenics, pursuant to which it obtained an exclusive license under certain patents and know-how
of MacroGenics to develop and commercialize margetuximab, tebotelimab
(MGD-013)
and an undisclosed multi-specific TRIDENT molecule in
pre-clinical
development, each as an active ingredient in all human fields of use, except to the extent limited by any applicable third party agreement of MacroGenics in Greater China.
Under the terms of the agreement, the Company paid an upfront license fee of $25,000 and two milestone payments in total of $4,000
, and
accrued one milestone payment of $5,000 to MacroGenics. The Company also agreed to pay certain development and regulatory-based milestone payments up to an aggregate of
$131,000, and tiered royalties at percentage rates for net sales of Margetuximab, tebotelimab and TRIDENT molecule in the territory.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

The Company has the right to terminate this agreement at any time by providing written notice of termination to MacroGenics.
In June 2021, the Company entered into a collaboration and license agreement with MacroGenics, pursuant to which the Company and MacroGenics made four collaboration programs involving up to four immuno-oncology molecules. The first collaboration program covers a lead research molecule that incorporates MacroGenics’ DART platform and binds CD3 and an undisclosed target that is expressed in multiple solid tumors. The second collaboration program will cover a target to be designated by MacroGenics. For both molecules, the Company received commercial rights in Greater China, Japan, and Korea and MacroGenics received commercial rights in all other territories. For the lead molecule, the Company receives an option upon reaching a predefined clinical milestone to convert the regional arrangement into a global 50/50 profit share. The Company also obtained exclusive, global licenses from MacroGenics to develop, manufacture and commercialize two additional molecules. For these four programs, each Company will contribute intellectual property to generate either
CD3-
or CD47-based bispecific antibodies.
Under the terms of the agreement, the Company paid an upfront payment of $25,000 to MacroGenics. In addition, MacroGenics is also eligible to receive up to $1,386,000 in potential development, regulatory and commercial milestone payments for the four programs. If products from the collaboration are commercialized, MacroGenics would also receive royalties on annual net sales in the Company’s territories.
Pursuant to the collaboration and license agreement, the Company also made an equity investment of $30,000 in MacroGenics’ common stock at $31.30 per share in July 2021 (see Note 8).
The Company has the right to terminate this agreement at any time by providing written notice of termination to MacroGenics.
License and collaboration agreement with Deciphera
In June 2019, the Company entered into a license agreement with Deciphera, pursuant to which it obtained an exclusive license under certain patents and know-how
of Deciphera to develop and commercialize products containing ripretinib in the field of the prevention, prophylaxis, treatment, cure or amelioration of any disease or medical condition in humans in Greater China.
Under the terms
of the agreement, the Company paid Deciphera an upfront license fee of $20,000 and three milestone payments totaling $12,000. The Company also agreed to pay certain additional development, regulatory and commercial milestone payments up to an aggregate of $173,000, and tiered royalties on the net sales of the licensed products in the territory.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Deciphera.
License and collaboration agreement with Incyte Corporation (“Incyte”)
In July 2019,
the Company entered into a collaboration and license agreement with Incyte, pursuant to which it obtained an exclusive license under certain patents and know-how of Incyte to develop, and commercialize products containing retifanlimab (INCMGA012) as an active ingredient in the treatment, palliation, diagnosis or prevention of diseases in the fields of hematology or oncology in humans in Greater China.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Under
 the terms of agreement, the Company paid Incyte an upfront license fee of $17,500. The Company also agreed to pay certain development, regulatory and commercial milestone payments of up to an aggregate of $60,000, and tiered royalties at percentage rates on the net sales of retifanlimab in Greater China.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Incyte.
Collaboration agreement with Regeneron Pharmaceuticals, Inc (“Regeneron”)
In April 2020, the Company entered into a collaboration agreement with Regeneron Ireland Designated Activity Company, an affiliate of Regeneron pursuant to which it obtained for Greater China the exclusive oncology development and commercialization rights for products containing odronextamab as the sole active ingredient. We also obtained a right of first negotiation for additional indications outside the field of cancer.
Under the terms of the agreement, the Company paid an upfront payment of $30,000 to Regeneron. Regeneron is also eligible to receive up to $160,000 in additional regulatory and sales milestones. Additionally, the Company will make payments to Regeneron based on net sales, such that Regeneron shares in a significant portion of any potential profits. Regeneron will be responsible for the manufacture and supply of odronextamab for the Company’s development and commercialization in the region.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Regeneron.
License agreement with Turning Point Therapeutics Inc (“Turning Point”)
In July 2020, the Company entered into an exclusive license agreement with Turning Point pursuant to which Turning Point exclusively licensed to the Company the rights to develop and commercialize products containing repotrectinib as an active ingredient in all human therapeutic indications, in Greater China.
Under the terms of the agreements, the Company paid an upfront payment of $25,000 and three milestone payments totalling $5,000 to Turning Point. Turning Point is also eligible to receive up to $146,000 in development, regulatory and sales milestones.
Turning Point will also be eligible to receive
mid-to-high
teen royalties based on annual net sales of repotrectinib in Greater China.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Turning Point.

In January 2021, the Company entered into a license agreement with Turning Point, which expanded their collaboration. Under the terms of the new agreement, the Company obtained exclusive rights to develop and commercialize
TPX-0022,
Turning Point’s MET, SRC and CSF1R inhibitor, in Greater China.
The Company paid an upfront license fee in the amount of $25,000 and accrued
one milestone payment of $2,000 to Turning Point. The Company also agreed to pay certain development, regulatory and commercial milestone payments up to an aggregate of $334,000.
Turning Point will also be eligible to receive certain tiered royalties (from mid-teens to low-twenties on a percentage basis and subject to certain reductions) based on annual net sales of TPX-0022 in Greater China. In addition, Turning Point will have the right of first negotiation to develop and commercialize an oncology product candidate discovered by the Company.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

License agreement with Cullinan Pearl Corp. (“Cullinan”)
In December 2020, the Company entered into a license agreement with Cullinan Pearl, a subsidiary of Cullinan Management, Inc., formerly Cullinan Oncology, LLC, or Cullinan, pursuant to which it obtained an exclusive license under certain patents and know-how
of Cullinan to develop, manufacture and commercialize products containing
CLN-081
as an active ingredient in all uses in humans and animals in Greater China.
Under the terms of the agreement, the Company
paid
an upfront payment of $20,000 to Cullinan. Cullinan is also eligible to receive up to $211,000 in development, regulatory and sales-based milestone payments. Cullinan is also eligible to receive high-single-digit to low-teen
tiered royalties based on annual net sales of
CLN-081
in Greater China.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Cullinan.
License agreement with Takeda Pharmaceutical Company Limited (“Takeda”)
In December 2020, the Company entered into an exclusive license agreement with Takeda. Under the terms of the license agreement, Takeda exclusively licensed to the Company the right to exploit products in the licensed field during the term.
Under the terms of the agreement, the Company
paid
an upfront payment of $6,000 to Takeda. Takeda is also eligible to receive up to $481,500 in development, regulatory and sales-based milestone payments. Takeda is also eligible to receive high-single-digit to low-teen
tiered royalties based on net sales of each product sold by selling party during each year of the applicable royalty term.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Takeda.
Collaboration and license agreement with argenx BV (“argenx”)
In January 2021, the Company entered into a collaboration and license agreement with argenx. The Company received an exclusive license to develop and commercialize products containing argenx’s proprietary antibody fragment, known as efgartigimod, in Greater China. The Company is responsible for the development of the licensed compound and licensed product and will have the right to commercialize such licensed product in the territory.
Pursuant to the collaboration and license agreement, a share issuance agreement was entered into between the Company and argenx. As the upfront payment to argenx, the Company issued 568,182 ordinary shares of the Company to argenx with par value $0.00006 per share on the closing date of January 13, 2021. In determining the fair value of the ordinary shares at closing, the Company considered the closing price of the ordinary shares on the closing date and included a lack of marketability discount because the shares are subject to certain restrictions. The fair value of the shares on the closing date was determined to be $62,250 in the aggregate. The Company recorded this upfront payment in research and development expenses.
In addition, the Company made a
non-creditable,
non-refundable
development cost-sharing payment of $75,000 and a cash payment of $25,000 to argenx. Argenx is also eligible to receive tiered royalties (from mid-teen to low-twenties on a percentage basis and subject to certain reductions) based on annual net sales of all licensed product in the territory.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Collaboration and license agreement with Mirati Therapeutics, Inc. (“Mirati”)
In May 2021, the Company entered into a collaboration and license agreement with Mirati. The Company obtained the right to research, develop, manufacture and exclusively commercialize adagrasib in Greater China. The Company will support accelerated enrollment in key global, registration-enabling clinical trials of adagrasib in patients with cancer who have a KRASG12C mutation. Mirati has an option to co-commercialize
in Greater China and retains full and exclusive rights to adagrasib in all countries outside of Greater China.
Under the terms of the agreement, the Company paid an upfront payment of $65,000 to Mirati. Mirati is also eligible to receive up to $273,000 in development, regulatory and sales-based milestone payments. Mirati is also eligible to receive high-teen- to low-twenties-percent
tiered royalties based on annual net sales of adagrasib in Greater China.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Mirati.
Collaboration and license agreement with Schrödinger, Inc. (“Schrödinger”)
In July 2021, the Company entered into a global discovery, development and commercialization collaboration with Schrödinger, pursuant to which the parties will jointly conduct a research program focused on a novel DNA damage repair program in the area of oncology. Following the selection of a development candidate, the Company will assume primary responsibility for global development, manufacturing and commercialization of the program.
Under the terms of the agreement, the Company paid an upfront payment of $5,000 to Schrödinger. Schrödinger is also eligible to receive up to $337,500 in research, development, and sales-based milestone payments. Schrödinger is also eligible to receive tiered royalties based on annual net sales of commercialized products in Greater China.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Schrödinger.
Collaboration and license agreement with Blueprint Medicines Corporation (“Blueprint”)
In November 2021, the Company entered into a collaboration and license agreement with Blueprint, for the development and commercialization of
BLU-945
and
BLU-701
for the treatment of patients with epidermal growth factor receptor (EGFR) -driven non-small
cell lung cancer (NSCLC) in Greater China.
Under the terms of the agreement, the Company paid an upfront payment of $25,000 to Blueprint. Blueprint is also eligible to receive up to $590,000 in development, and sales-based milestone payments. Blueprint is also eligible to receive tiered royalties based on annual net sales of commercialized products in Greater China.
The Company has the right to terminate this agreement after the second anniversary of the effective date by providing written notice of termination to Blueprint.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

License agreement with Karuna Therapeutics, Inc. (“Karuna”)
In November 2021, the Company entered into a license agreement with Karuna, for the development, manufacturing, and commercialization of KarXT (xanomeline-trospium) in Greater China, including China, Hong Kong, Macau, and Taiwan.
Under the terms of the agreement, the Company paid an upfront payment of $35,000 to Karuna. Karuna is also eligible to receive up to $152,000 in development and regulatory, and sales-based milestone payments. Karuna is also eligible to receive tiered royalties based on annual net sales of commercialized products in Greater China.
The Company has the right to terminate this agreement by providing written notice of termination to Karuna.
As noted above, the Company has entered into various license and collaboration agreements with third party licensors to develop and commercialize product candidates. Based on the terms of these agreements, the Company is contingently obligated to make additional material payments upon the achievement of certain contractually defined milestones. Based on management’s evaluation of the progress of each project noted above, the licensors will be eligible to receive from the Company up to an aggregate of approximately $5,589,506 in future contingent milestone payments dependent upon the achievement of contractually specified development milestones, such as regulatory approval for the product candidates, which may be before the Company has commercialized the product or received any revenue from sales of such product candidate. These milestone payments are subject to uncertainties and contingencies and may not occur.

18.	Restricted net assets
The Company’s ability to pay dividends may depend on the Company receiving distributions of funds from its
Chinese
subsidiaries. Relevant
Chinese
statutory laws and regulations permit payments of dividends by the Company’s
Chinese
subsidiary only out of its retained earnings, if any, as determined in accordance with
Chinese
accounting standards and regulations. The results of operations reflected in the consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s
Chinese
subsidiaries.
In accordance
with the
 China
Company
L
a
w
, a domestic enterprise is required to provide statutory reserves of at least 10% of its annual after-tax
profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s
Chinese
statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the Board of Directors, from the profits determined in accordance with the enterprise’s
Chinese
statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. The Company’s
Chinese
subsidiaries were established as domestic invested enterprise and therefore is subject to the above-mentioned restrictions on distributable profits.
During the years ended December 31, 2019, 2020 and 2021, no appropriation to statutory reserves was made because the
Chinese
subsidiaries had substantial losses during such periods.
As a result of these
Chinese
laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax
income to be set aside, prior to payment of dividends, as general reserve fund, the Company’s
Chinese
subsidiary is restricted in their ability to transfer a portion of their net assets to the Company.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

Foreign exchange
and other regulation in
mainland China
may further restrict the Company’s
Chinese
subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. As of December 31, 2020, and 2021, amounts restricted are the paid-in
capital of the Company’s
Chinese
subsidiaries, which amounted to $255,858 and $406,010 respectively.

19.	Employee defined contribution plan
Full time employees of the Company in
mainland China
participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s
Chinese
subsidiary make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $5,406, $4,373 and $17,606 for the years ended December 31, 2019, 2020 and 2021, respectively.

20.	Commitments and Contingencies

(a)	Purchase commitments
As of December 31, 2021, the Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the consolidated financial statement were $20,413 which are expected to be incurred in the years ended December 31, 2022.

(b)	Contingencies
The Company is a party to or assignee of license and collaboration agreements that may require it to make future payments relating to milestone fees and royalties on future sales of licensed products (Note 17).

21.	Selected quarterly financial data (unaudited)
The following table summarizes the unaudited statements of operations for each quarter of 2021 and 2020. The unaudited quarterly information has been prepared on a basis consistent with the audited financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or for any future period and there can be no assurances that any trend reflected in such results will continue in the future.

	Quarter Ended,
2021	March 31,	June 30,	September 30,	December 31,
	$	$	$	$

Product revenue, net	20,103	36,935	43,103	43,964
Collaboration revenue	—	—	—	207
Loss from operations	(227,092)	(170,571)	(83,205)	(219,196)
Net loss	(232,910)	(163,324)	(96,412)	(211,825)
Net loss attributable to ordinary shareholders	(232,910)	(163,324)	(96,412)	(211,825)
Basic and diluted net loss per share	(2.64)	(1.76)	(1.01)	(2.22)

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2019, 2020 and 2021
(In thousands of U.S. dollars (“$”) and Renminbi (“RMB”) except for number of shares and per share data)

	Quarter Ended,
2020	March 31,	June 30,	September 30,	December 31,
	$	$	$	$

Product revenue, net	8,218	10,995	14,651	15,094
Loss from operations	(46,322)	(83,966)	(76,257)	(95,256)
Net loss	(47,988)	(80,629)	(63,741)	(76,547)
Net loss attributable to ordinary shareholders	(47,988)	(80,629)	(63,741)	(76,547)
Basic and diluted net loss per share	(0.66)	(1.08)	(0.84)	(0.88)

22.	Subsequent events
In January
 and
 February 2022, the Company granted

totalling
 45,092 share options to certain management and employees

of the Company at the exercise price from $62.85 to $53.59 per share under the 2017 Plan. These options granted have a contractual term of ten years and generally vest over a 5-year period, with 20

% of the awards vesting beginning on the anniversary date one year after the grant date.
In January
 and
February 2022, totalling 20,224
ordinary shares were authorized for grant to certain management and employees of the

Company.

One-
fifth of the restricted shares will vest and be released from the restrictions on each yearly anniversary from the date of the agreement. Upon termination of the certain management and employees’ service with the Company for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.
In January and February 2022, totalling 38,815 ordinary shares were authorized for grant to independent directors of the Company. 100% of the restricted shares will vest and be released from the restrictions on the first anniversary of the date of the agreement. Upon termination of the independent directors’ service with the Company for any reason, any shares that are outstanding and not yet vested will be immediately forfeited.

Additional financial information of parent company -
Financial statements schedule I
Zai Lab Limited
Financial information of parent company
Condensed balance sheets
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	As of December 31,
	2020	2021
	$	$
Assets
Current assets:
Cash and cash equivalents	397,608	591,842
Short-term investments	744,676	445,000
Prepayments and other current assets	1,926	2,364

Total current assets	1,144,210	1,039,206
Investment in subsidiaries	28,090	341,980

Total assets	1,172,300	1,381,186

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Other current liabilities	2,410	996

Total current liabilities	2,410	996
Deferred income	546	234

Total liabilities	2,956	1,230

Shareholders’ equity
Ordinary shares (par value of US$0.00006 per share; 500,000,000 shares authorized, 87,811,026 and 95,536,398 shares issued and outstanding as of December 31, 2020 and 2021, respectively)	5	6
Additional paid-in capital	1,897,467	2,825,948
Accumulated deficit	(713,603)	(1,418,074)
Additional other comprehensive income	(14,525)	(23,645)

Treasury stock	—	(4,279)

Total shareholders’ equity	1,169,344	1,379,956

Total liabilities and shareholders’ equity	1,172,300	1,381,186

Additional financial information of parent company -
Financial statements schedule I
Zai Lab Limited
Financial information of parent company
Condensed statements of operations and comprehensive loss
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Year Ended December 31,
	2019	2020	2021
	$	$	$
Operating Expenses:
Research and development	(101)	(437)	(6)
General and administrative	(4,864)	(7,345)	(12,074)

Loss from operations	(4,965)	(7,782)	(12,080)
Interest income	7,987	4,899	1,881
Other income (expenses), net	311	312	(18,173)

Profit ( Loss ) before income tax and equity in loss of subsidiaries	3,333	(2,571)	(28,372)
Equity in loss of subsidiaries	(198,404)	(266,334)	(676,099)
Income tax expense	—	—	—

Net loss attributable to Zai Lab Limited	(195,071)	(268,905)	(704,471)

Net loss	(195,071)	(268,905)	(704,471)
Other comprehensive income (loss) , net of tax of nil:
Foreign currency translation adjustment	1,958	(19,144)	(9,121)

Comprehensive loss	(193,113)	(288,049)	(713,592)

Additional financial information of parent company -
Financial statements schedule I
Zai Lab Limited
Financial information of parent company
Condensed statements of cash flows
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Year Ended December 31,
	2019	2020	2021
	$	$	$
Cash flows from Operating activities:

Net loss	(195,071)	(268,905)	(704,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred income	(312)	(312)	(312)
Share based compensation	2,013	3,025	3,435
Equity in loss of subsidiaries	198,404	266,334	676,099
Loss from fair value changes of equity investment of readily determinable fair value	—	—	14,617
Changes in operating assets and liabilities:
Prepayments and other current assets	(1,267)	2,253	(439)
Other current liabilities	102	738	(376)

Net cash provided by (used in) operating activities	3,869	3,133	(11,447)

Cash flows from investing activities:
Purchases of short-term investments	(277,640)	(949,161)	(445,000)
Proceeds from maturity of short-term investments	277,990	405,000	743,902
Purchase of investment in equity investee	—	—	(30,000)
Investment in subsidiaries	(165,924)	(256,097)	(884,342)

Net cash used in investing activities	(165,574)	(800,258)	(615,440)

Cash flows from financing activities:
Proceeds from exercises of stock options	1,055	6,664	7,418
Proceeds from issuance of ordinary shares upon public offerings	216,200	1,137,683	818,875
Payment of public offering costs	(854)	(4,541)	(1,692)
Employee taxes paid related to settlement of equity awards	—	—	(4,253)

Net cash provided by financing activities	216,401	1,139,806	820,348

Effect of foreign exchange rate changes on cash and cash equivalent	—	(515)	774

Net increase in cash and cash equivalents	54,696	342,166	194,234
Cash and cash equivalents-beginning of the year	746	55,442	397,608

Cash and cash equivalents-end of the year	55,442	397,608	591,842

Additional financial information of parent company -
Financial statements schedule I
Zai Lab Limited
Financial information of parent company
Notes
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

1. Schedule I has been provided pursuant to the requirements of Rule
12-04(a)
and
5-04(c)
of Regulation
S-X,
which require condensed financial information as to the financial position, changes in financial position and results of operations of a parent company as of the same dates and for the same periods for which audited consolidated financial statements have been presented when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.
2. The condensed financial information has been prepared using the same accounting policies as set out in the consolidated financial statements except that the equity method has been used to account for investments in its subsidiaries. For the parent company, Zai Lab Limited records its investments in subsidiaries under the equity method of accounting as prescribed in ASC 323, Investments-Equity Method and Joint Ventures. Such investments are presented on the Condensed Balance Sheets as “Investment in subsidiaries”. Ordinarily under the equity, an investor in an equity method investee would cease to recognize its share of the losses of an investee once the carrying value of the investment has been reduced to nil absent an undertaking by the investor to provide continuing support and fund losses. For the purpose of this Schedule I, the parent company has continued to reflect its share, based on its proportionate interest, of the losses of subsidiaries regardless of the carrying value of the investment even though the parent company is not obligated to provide continuing support or fund losses.
3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The footnote disclosures provide certain supplemental information relating to the operations of the Company and, as such, these statements should be read in conjunction with the notes to the accompanying consolidated financial statements.
4. As of December 31, 2020 and 2021, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of Zai Lab Limited.