Form 10-Q
period 2022-09-30
Zai Lab Ltd
filed 2022-11-09
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

+86 216163 2588
(Registrant’s Telephone Number, Including Area Code)
____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 10 Ordinary Shares, par value $0.000006 per share	ZLAB	The Nasdaq Global Market
Ordinary Shares, par value $0.000006 per share*	9688	The Stock Exchange of Hong Kong Limited
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
As of November 3, 2022, 979,087,430 ordinary shares of the registrant, par value $0.000006 per share, were outstanding, of which 743,576,320 ordinary shares were held in the form of American Depositary Shares.

Table of Contents
Zai Lab Limited
Quarterly Report on Form 10-Q

SPECIAL NOTES REGARDING THE COMPANY

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “possible,” “potentially,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or similar expressions. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information, that are not statements of historical facts, nor are they guarantees or assurances of future performance. These forward-looking statements relate to our future plans, objectives, expectations, intentions, and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to inherent uncertainties, risks, and changes in circumstances that may differ materially from those contemplated by the forward-looking statements because they relate to events and depend on circumstances that may or may not occur in the future. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including but not limited to the following:

•    The effects of the COVID-19 pandemic, including any government actions and lockdown measures taken in response, particularly in mainland China where our operations and product markets are primarily located;
•    Changes in United States and China trade policies and relations, as well as relations with other countries, and/or changes in regulations and/or sanctions that may adversely impact our business, operating results, ability to raise capital, and market price of our ordinary shares and/or our ADSs;
•    Actions the Chinese government may take to intervene in or influence our operations, which could result in a material change in our operations and significantly and adversely impact the value of our ADSs and ordinary shares, including potentially making those ADSs or ordinary shares worthless;
•    Economic, political, and social conditions in mainland China, as well as governmental policies, that could affect the business environment and financial markets in mainland China and our ability to operate our business, liquidity, and access to capital;
•    Uncertainties in the Chinese legal system that could materially and adversely affect us; including the Data Security Law, the Cyber Security Law, the Cybersecurity Review Measures, the Personal Information Protection Law, the Regulation on the Administration of Human Genetic Resources, the Biosecurity Law, the Security Assessment Measures, and any other future laws and regulations, which may entail significant expenses for compliance or otherwise materially affect our business;
•    Any approval, filing, or procedural requirements by the China Securities Regulatory Commission (“CSRC”) or other Chinese regulatory authorities in connection with issuing securities to foreign investors under Chinese law, which could affect our ability to raise capital;
•    Any violation or liability under the U.S. Foreign Corrupt Practices Act or Chinese anti-corruption laws, which could have a material adverse effect on our business or reputation;
•    Restrictions on currency exchange that could limit our ability to receive and use financing in foreign currencies effectively;
•    Any limitation on the ability of our Chinese subsidiaries to make payments to us that could have a material and adverse effect on our ability to conduct our business or fund our cash and financing requirements;
•    Chinese requirements on the ability of residents in mainland China to establish offshore special purpose companies by residents in mainland China, which may subject our China resident beneficial owners or our wholly foreign-owned subsidiaries in mainland China to liability or penalties, limit our ability to inject capital into these subsidiaries, limit these subsidiaries’ ability to increase their registered capital or distribute profits to us, or otherwise adversely affect us;
•    Chinese regulations regarding acquisitions of mainland China based companies by foreign investors which could make it more difficult for us to pursue growth through acquisitions in mainland China;
•    Any issues that our Chinese manufacturing facilities have with operating in conformity with established GMPs and international best practices, and passing FDA, National Medical Products Administration (“NMPA”), and EMA inspections, which could result in a longer and costlier GMP inspection and approval process by the FDA, NMPA, or EMA for our Chinese manufacturing processes and third-party contract manufacturers;
•    Expiration of, or changes to, financial incentives or discretionary policies granted by local governments that could have an adverse effect on our results of operations;

•    Any difficulty for overseas regulators to conduct investigations or collect evidence within mainland China that could adversely affect our business, compliance with regulatory requirements, ability to raise capital, and share price of our ordinary shares and/or ADSs;
•    Any unfavorable tax consequences to us and our non-Chinese shareholders or ADS holders if we were to be classified as a Chinese resident enterprise for Chinese income tax purposes;
•    Any failure to comply with applicable Chinese, U.S., and Hong Kong regulations that could lead to government enforcement actions, subject us to fines and other legal or administrative sanctions, or otherwise adversely affect our business, financial condition, and results of operations;
•    Any review by the Committee on Foreign Investment in the United States in our investments, which may delay or block a transaction from closing;
•    Failure to renew our current leases or locate desirable alternatives for our leased properties which could adversely affect our business;
•    Our ability to generate revenues from our four approved products;
•    Any inability of third parties on whom we rely to conduct our pre-clinical and clinical trials to successfully carry out their contractual duties or meet expected deadlines that could adversely affect our ability to obtain regulatory approval for, or commercialize, our products or product candidates; and
•    Any inability to obtain or maintain sufficient patent protection for our products and product candidates that could adversely affect our business by allowing third parties to compete directly against us.

These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2022 (the “2021 Annual Report”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 10, 2022 (the “Q1 2022 Form 10-Q”), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022 (the “Q2 2022 Form 10-Q”), and this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date. We anticipate that subsequent events and developments will cause our expectations and assumptions to change, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Usage of Terms

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Greater China” refer to mainland China, Hong Kong Special Administrative Region (“Hong Kong”), Macau Special Administrative Region (“Macau”), and Taiwan, collectively; references to “Zai Lab,” the “Company,” “we,” “us,” and “our” refer to Zai Lab Limited, a holding company and its subsidiaries, on a consolidated basis; and references to “Zai Lab Limited” refer to Zai Lab Limited, a holding company. Zai Lab Limited is the entity in which investors are purchasing their interest.

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

Zai Lab Limited is not a Chinese operating company, but a holding company incorporated in the Cayman Islands. As a holding company, we conduct a substantial portion of our operations through wholly owned subsidiaries based in mainland China. Investors will not hold direct investments in our Chinese operating companies. In July 2021, the Chinese government provided new guidance on Chinese companies raising capital outside of mainland China, including through arrangements called variable interest entities (“VIEs”). Currently, our corporate structure contains no VIEs, and the life sciences industry in which we operate is not subject to foreign ownership limitations in mainland China. However, there are uncertainties with respect to the Chinese legal system, and there may be changes in laws, regulations, and policies, including how those laws, regulations, and policies will be interpreted or implemented. If, in the future, the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently, the value of our American Depositary Shares (“ADSs”) and/or ordinary shares may decline or become worthless.

There are significant legal and operational risks associated with conducting a substantial portion of our operations in mainland China, including that changes in the legal, political, and economic policies of the Chinese government, the relations between mainland China and the United States, or Chinese or U.S. regulations may materially and adversely affect our business, financial condition, results of operations, and the market price of our ADSs and/or ordinary shares.

There are significant legal and operational risks associated with conducting a substantial portion of our operations in mainland China, including that changes in the legal, political, and economic policies of the Chinese government, the relations between mainland China and the United States, or Chinese or U.S. regulations may materially and adversely affect our business, financial condition, results of operations, and the market price of our ADSs and/or ordinary shares. Any such changes could significantly limit or completely hinder our ability to offer or continue to offer our ADSs and/or ordinary shares to investors and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless. For example, geopolitical events, such as developments with respect to Taiwan, continue to cause heightened tensions between the United States and China, which could have potential adverse effects on our business, results of operations, ability to raise capital or raise capital on favorable terms, or the market price of our ordinary shares and/or ADSs. In addition, our obligations to comply with the Personal Information Protection Law, the Data Security Law, the Cyber Security Law, the Cybersecurity Review Measures (which became effective on February 15, 2022), the Measures on Security Assessment of Cross-Border Data Transfer (which became effective on September 1, 2022) (the “Security Assessment Measures”), regulations and guidelines relating to the multi-level protection scheme, and any other future laws and regulations may require us to incur significant expenses and could materially affect our ability to conduct our business, accept foreign investments, or continue to be listed on a U.S. or foreign stock exchange.

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

As of the date of this Quarterly Report on Form 10-Q, we are not currently required to obtain approval or prior permission from the CSRC or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. However, in January 2022, the CSRC released for public comment draft rules titled Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (together, the “Draft Rules”). If the Draft Rules are adopted in their current form, we would likely be required to submit filings to the CSRC in connection with the future issuance of our equity securities to foreign investors. As there are uncertainties with respect to the Chinese legal system and changes in laws, regulations, and policies, including how those laws, regulations, and policies will be interpreted or implemented, we could be subject to additional requirements, approvals, or permissions in the future. We are required to obtain certain approvals from Chinese authorities in order to operate our Chinese subsidiaries. We are also required to obtain certain approvals from Chinese authorities before transferring certain scientific data abroad or to foreign parties or entities established or actually controlled by them.

We will be required to obtain approval from the Cyberspace Administration of China (“CAC”) when the transfers out of mainland China of certain data that is determined to be important data or personal data falls into any of the scenarios requiring a security assessment by the CAC specified in the Security Assessment Measures. The cross-border transfer out of mainland China of data requiring such a security assessment will not be allowed if the CAC does not approve the security assessment filing. In addition, the disclosure, sharing, or exporting to a foreign entity by a Chinese-owned entity of any data derived from human organs, tissues, or cells of Chinese individuals that contain human genetic materials requires a project-level approval by or a separate notification to the Human Genetic Resources Administration of China (“HGRAC”). The HGRAC also requires submission of a copy of the data to be exported. If our Chinese subsidiaries intend to receive certain clinical or personal data from Chinese-owned entities or transfer certain clinical or personal data out of mainland China, they will need to first evaluate whether a security assessment by the CAC or a clearance from the HGRAC will be triggered by such data transfer, pass the security assessment, make the necessary notification filings, or obtain the necessary project-level approvals for such data transfer.

If our Chinese subsidiaries do not receive or maintain approvals or inadvertently conclude that approvals needed for their business are not required, or if there are changes in applicable laws (including regulations) or interpretations of laws and our Chinese subsidiaries are required but unable to obtain approvals in the future, then such changes or need for approvals (if not obtained) could adversely affect the operations of our Chinese subsidiaries, including limiting or prohibiting the ability of our Chinese subsidiaries to operate, and the value of our ADSs and/or ordinary shares could significantly decline or become worthless.

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

On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the PRC governing inspections and investigations of audit firms based in mainland China and Hong Kong, which marks the first time it has received such detailed and specific commitments from China that China would allow PCAOB inspection and investigations meeting U.S. standards. However, it is uncertain whether the PCAOB will determine that it has sufficient access to inspect and review the work papers of Chinese auditors of U.S. listed companies and whether or how this recent development will affect the SEC’s designation of issuers under the HFCAA.

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

Item 1. Financial Statements.
Zai Lab Limited
Unaudited condensed consolidated balance sheets
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Notes	September 30, 2022	December 31, 2021
		$	$
Assets
Current assets:
Cash and cash equivalents	3	1,119,476	964,100
Short-term investments		—	445,000
Accounts receivable (net of allowance for credit loss of $8 and $11 as of September 30, 2022 and December 31, 2021, respectively)		27,736	47,474
Notes receivable		10,251	7,335
Inventories, net	4	29,131	18,951
Value added tax recoverable - current		1,080	—
Prepayments and other current assets		22,157	18,021
Total current assets		1,209,831	1,500,881
Restricted cash, non-current		803	803
Long term investments (including the fair value measured investment of $3,316 and $15,383 as of September 30, 2022 and December 31, 2021, respectively)		3,316	15,605
Prepayments for equipment		4,068	989
Property and equipment, net	5	50,528	43,102
Operating lease right-of-use assets		20,269	14,189
Land use rights, net		6,824	7,811
Intangible assets, net		1,540	1,848
Long-term deposits		1,329	870
Value added tax recoverable		6	23,858
Total assets		1,298,514	1,609,956
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		90,112	126,163
Current operating lease liabilities		6,980	5,927
Other current liabilities	8	58,456	60,811
Total current liabilities		155,548	192,901
Deferred income		23,205	27,486
Non-current operating lease liabilities		13,892	9,613
Total liabilities		192,645	230,000
Commitments and contingencies (Note 14)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized; 961,829,720 and 955,363,980 shares issued as of September 30, 2022 and December 31, 2021, respectively; 959,724,940 and 954,981,050 shares outstanding as of September 30, 2022 and December 31, 2021, respectively)		6	6
Additional paid-in capital		2,877,361	2,825,948
Accumulated deficit		(1,799,591)	(1,418,074)
Accumulated other comprehensive income (loss)		39,549	(23,645)
Treasury Stock (at cost, 2,104,780 and 382,930 shares as of September 30, 2022 and December 31, 2021, respectively)		(11,456)	(4,279)
Total shareholders’ equity		1,105,869	1,379,956
Total liabilities and shareholders’ equity		1,298,514	1,609,956
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited condensed consolidated statements of operations
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2022	2021	2022	2021
		$	$	$	$
Revenues:
Product revenue, net	6	56,963	43,103	150,633	100,141
Collaboration revenue	6	577	—	1,806	—
Total revenues		57,540	43,103	152,439	100,141
Expenses:
Cost of sales		(20,044)	(12,162)	(53,094)	(30,535)
Research and development		(99,524)	(55,144)	(219,462)	(401,220)
Selling, general, and administrative		(66,555)	(59,002)	(186,947)	(149,254)
Loss from operations		(128,583)	(83,205)	(307,064)	(480,868)
Interest income		3,872	713	5,235	1,171
Other income (expenses), net		(36,479)	(13,580)	(79,467)	(12,401)
Loss before income tax and share of loss from equity method investment		(161,190)	(96,072)	(381,296)	(492,098)
Income tax expense	7	—	—	—	—
Share of loss from equity method investment		—	(340)	(221)	(548)
Net loss		(161,190)	(96,412)	(381,517)	(492,646)
Net loss attributable to ordinary shareholders		(161,190)	(96,412)	(381,517)	(492,646)
Loss per share - basic and diluted	9	(0.17)	(0.10)	(0.40)	(0.53)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		959,085,960	950,354,320	957,439,910	921,748,380
Loss per American Depositary Shares (“ADS”) - basic and diluted		(1.68)	(1.01)	(3.98)	(5.34)
Weighted-average ADSs used in calculating net loss per ADS - basic and diluted		95,908,596	95,035,432	95,743,991	92,174,838
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

Zai Lab Limited
Unaudited condensed consolidated statements of comprehensive loss
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	$	$	$	$
Net loss	(161,190)	(96,412)	(381,517)	(492,646)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	35,062	1,741	63,194	(600)
Comprehensive loss	(126,128)	(94,671)	(318,323)	(493,246)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited condensed consolidated statements of shareholders’ equity
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
		$	$	$	$		$	$
Balance at December 31, 2021	955,363,980	6	2,825,948	(1,418,074)	(23,645)	(382,930)	(4,279)	1,379,956
Issuance of ordinary shares upon vesting of restricted shares	514,800	0	0	—	—	—	—	—
Exercise of shares options	1,156,660	0	297	—	—	—	—	297
Receipt of employees’ shares to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(15,150)	(68)	(68)
Share-based compensation	—	—	12,410	—	—	—	—	12,410
Net loss	—	—	—	(82,394)	—	—	—	(82,394)
Foreign currency translation	—	—	—	—	(2,193)	—	—	(2,193)
Balance at March 31, 2022	957,035,440	6	2,838,655	(1,500,468)	(25,838)	(398,080)	(4,347)	1,308,008
Issuance of ordinary shares upon vesting of restricted shares	683,700	0	0	—	—	—	—	—
Exercise of shares options	2,801,000	0	4,322	—	—	—	—	4,322
Receipt of employees’ shares to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,627,230)	(6,782)	(6,782)
Share-based compensation	—	—	14,225	—	—	—	—	14,225
Net loss	—	—	—	(137,933)	—	—	—	(137,933)
Foreign currency translation	—	—	—	—	30,325	—	—	30,325
Balance at June 30, 2022	960,520,140	6	2,857,202	(1,638,401)	4,487	(2,025,310)	(11,129)	1,212,165
Issuance of ordinary shares upon vesting of restricted shares	230,250	0	0	—	—	—	—	—
Exercise of shares options	1,079,330	0	1,052	—	—	—	—	1,052
Receipt of employees’ shares to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(79,470)	(327)	(327)
Share-based compensation	—	—	19,107	—	—	—	—	19,107
Net loss	—	—	—	(161,190)	—	—	—	(161,190)
Foreign currency translation	—	—	—	—	35,062	—	—	35,062
Balance at September 30, 2022	961,829,720	6	2,877,361	(1,799,591)	39,549	(2,104,780)	(11,456)	1,105,869

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
		$	$	$	$		$	$
Balance at December 31, 2020	878,110,260	5	1,897,467	(713,603)	(14,524)	—	—	1,169,345
Issuance of ordinary shares upon vesting of restricted shares	816,000	0	0	—	—	—	—	—
Exercise of shares options	583,640	0	702	—	—	—	—	702
Issuance of ordinary shares in connection with collaboration and license arrangement	5,681,820	0	62,250	—	—	—	—	62,250
Issuance cost adjustment for secondary listing	—	—	65	—	—	—	—	65
Share-based compensation	—	—	7,318	—	—	—	—	7,318
Net loss	—	—	—	(232,910)	—	—	—	(232,910)
Foreign currency translation	—	—	—	—	2,900	—	—	2,900
Balance at March 31, 2021	885,191,720	5	1,967,802	(946,513)	(11,624)	—	—	1,009,670
Issuance of ordinary shares upon vesting of restricted shares	321,000	0	0	—	—	—	—	—
Exercise of shares option	4,905,170	0	3,289	—	—	—	—	3,289
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $879	57,164,000	1	817,995	—	—	—	—	817,996
Receipt of employees’ shares to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(60,860)	(924)	(924)
Share-based compensation	—	—	10,232	—	—	—	—	10,232
Net loss	—	—	—	(163,324)	—	—	—	(163,324)
Foreign currency translation	—	—	—	—	(5,241)	—	—	(5,241)
Balance at June 30, 2021	947,581,890	6	2,799,318	(1,109,837)	(16,865)	(60,860)	(924)	1,671,698
Issuance of ordinary shares upon vesting of restricted shares	540,500	0	0	—	—	—	—	—
Exercise of shares option	4,613,500	0	2,916	—	—	—	—	2,916
Issuance cost adjustment for follow-on public offering	—	—	40	—	—	—	—	40
Receipt of employees’ shares to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(216,360)	(2,609)	(2,609)
Share-based compensation	—	—	10,556	—	—	—	—	10,556
Net loss	—	—	—	(96,412)	—	—	—	(96,412)
Foreign currency translation	—	—	—	—	1,741	—	—	1,741
Balance at September 30, 2021	952,735,890	6	2,812,830	(1,206,249)	(15,124)	(277,220)	(3,533)	1,587,930
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited condensed consolidated statements of cash flows
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Nine Months Ended September 30,
	2022	2021
	$	$
Operating activities
Net loss	(381,517)	(492,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit (gain) loss	(3)	5
Inventory write-down	480	402
Depreciation and amortization expenses	6,100	4,612
Amortization of deferred income	(2,041)	(234)
Share-based compensation	45,742	28,106
Noncash research and development expenses	—	62,250
Share of loss from equity method investment	221	548
Loss from fair value changes of equity investment with readily determinable fair value	12,067	9,930
(Gain) loss on disposal of property and equipment	(11)	12
Noncash lease expenses	5,820	4,595
Foreign currency remeasurement loss	73,052	2,838
Changes in operating assets and liabilities:
Accounts receivable	16,483	(15,858)
Notes receivable	(3,861)	—
Inventories	(13,235)	248
Prepayments and other current assets	(5,860)	(6,142)
Long-term deposits	(459)	(39)
Value added tax recoverable	21,432	(1,249)
Accounts payable	(28,850)	(11,235)
Other current liabilities	1,628	20,591
Operating lease liabilities	(6,008)	(3,834)
Deferred income	470	863
Net cash used in operating activities	(258,350)	(396,237)
Cash flows from investing activities:
Purchases of short-term investments	(260,274)	(170,000)
Proceeds from maturity of short-term investment	705,274	743,902
Purchase of property and equipment	(20,172)	(11,917)
Purchase of intangible assets	(439)	(539)
Payment for investment in equity investee	—	(30,000)
Net cash provided by investing activities	424,389	531,446
Cash flows from financing activities:
Proceeds from exercises of stock options	5,640	6,907
Proceeds from issuance of ordinary shares upon public offerings	—	818,874
Payment of public offering costs	—	(1,836)
Employee taxes paid related to net share settlement of equity awards	(7,171)	(3,467)
Net cash (used in) provided by financing activities	(1,531)	820,478
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9,132)	695
Net increase in cash, cash equivalents and restricted cash	155,376	956,382
Cash, cash equivalents and restricted cash - beginning of period	964,903	442,859
Cash, cash equivalents and restricted cash - end of period	1,120,279	1,399,241
Supplemental disclosure on non-cash investing and financing activities:
Payables for purchase of property and equipment	3,234	1,797
Payables for intangible assets	32	24
Payables for treasury stock	32	—
Receivables for stock option exercise under equity incentive plans	31	—
Right-of-use asset acquired under operating leases	12,861	—
Supplemental disclosure of cash flow information:
Cash and cash equivalents	1,119,476	1,398,498
Restricted cash, non-current	803	743
Total cash and cash equivalents and restricted cash	1,120,279	1,399,241
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements

1. Organization and principal activities

Zai Lab Limited was incorporated on March 28, 2013 in the Cayman Islands as an exempted company with limited liability under the Companies Law of the Cayman Islands (as amended). Zai Lab Limited and its subsidiaries (collectively referred to as the “Company”) are focused on developing and commercializing products and product candidates that address medical conditions with unmet needs, including in the areas of oncology, autoimmune disorders, infectious diseases, and neurological disorders.

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the year ending December 31, 2022.
Effective as of March 30, 2022, the Company subdivided each of its issued and unissued ordinary shares into ten ordinary shares (the “Share Subdivision”). Following the Share Subdivision, the Company’s authorized share capital became $30,000 divided into 5,000,000,000 shares with a par value of $0.000006 per share. The numbers of issued and unissued ordinary shares and per share data as disclosed elsewhere in these unaudited condensed consolidated financial statements and notes thereto are presented on a basis after taking into account the effects of the Share Subdivision and have been retrospectively adjusted, where applicable. In connection with the Share Subdivision, the conversion ratio of our ADSs to ordinary shares changed from one ADS to one ordinary share to a new ratio of one ADS to ten ordinary shares (the “ADS Ratio Change”). The Share Subdivision and ADS Ratio Change did not result in any change to the number of outstanding ADSs of the Company.
A reclassification has been made within the condensed consolidated statement of cash flow for the nine months ended September 30, 2021 to conform to the current period presentation. The Company reclassified $2.8 million from other current liabilities into foreign currency remeasurement loss. The net cash used in operating activities did not change as a result of the reclassification.
(b) Principles of consolidation
The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.
(c) Use of estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets, estimating the current expected credit losses for financial assets, and assessing the impairment of long-lived assets, discount rate of operating lease liabilities, accrual of rebates, allocation of research and development expenses to the appropriate financial reporting period based on the progress of the research and development projects, share-based compensation expenses, recoverability of deferred tax assets, and a lack of marketability discount of the ordinary shares issued in connection with license and collaboration arrangements (Note 12). Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.
(d) Fair value measurements
As of September 30, 2022 and December 31, 2021, information about inputs into the fair value measurement of the Company’s assets that are measured at a fair value on a recurring basis in periods subsequent to their initial recognition is as follows (in thousands):

Description	Fair Value as of September 30, 2022 $	Fair Value Measurement at Reporting Date Using Quoted Prices in Active Markets for Identical Assets (Level 1) US$
Equity Investments with Readily Determinable Fair Value	3,316	3,316

Description	Fair Value as of December 31, 2021 $	Fair Value Measurement at Reporting Date Using Quoted Prices in Active Markets for Identical Assets (Level 1) US$
Equity Investments with Readily Determinable Fair Value	15,383	15,383
The Company did not have assets or liabilities measured at fair value on a nonrecurring basis during the periods presented.
Financial instruments of the Company primarily include cash, cash equivalents and restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, accounts payable, and other current liabilities. As of September 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, accounts payable, and other current liabilities approximated their fair values due to the short-term maturity of these instruments, and the carrying value of restricted cash approximated its fair value based on the nature of the assessment of the ability to recover these amounts.
(e) Recent accounting pronouncements
Adopted accounting standards
In November 2021, the FASB issued ASU2021-10, Government Assistance (Topic 832) — Disclosures by Business Entities about Government Assistance. The amendments in this ASU require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The amendments in this ASU are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this standard as of January 1, 2022. There was no material impact on the Company’s financial position or results of operations upon the adoption.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(f) Significant accounting policies
For a more complete discussion of the Company’s significant accounting policies, the unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the 2021 Annual Report.
3. Cash and cash equivalents
The following table presents the Company’s cash and cash equivalents as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
	$	$
Cash at bank and in hand	818,407	663,472
Cash equivalents (i)	301,069	300,628
	1,119,476	964,100
Denominated in:
US$	1,072,376	932,888
RMB (ii)	41,138	23,791
Hong Kong dollar (“HK$”)	5,035	6,674
Australian dollar (“A$”)	579	475
Taiwan dollar (“TW$”)	348	272
	1,119,476	964,100
(i)Cash equivalents represent short-term and highly liquid investments in a money market fund.
(ii)Certain cash and bank balances denominated in RMB were deposited with banks in mainland China. The conversion of these RMB denominated balances into foreign currencies is subject to the rules and regulations of foreign exchange control promulgated by the Chinese government.
4. Inventories, net

The Company’s net inventory balance of $29.1 million and $19.0 million as of September 30, 2022 and December 31, 2021, respectively, mainly consisted of finished goods purchased from Tesaro Inc., now GlaxoSmithKline (“GSK”), for distribution in Hong Kong, from NovoCure Limited (“NovoCure”) for distribution in Hong Kong and mainland China, and from Deciphera Pharmaceuticals, LLC (“Deciphera”) for distribution in Hong Kong, mainland China and Taiwan, as well as finished goods and certain raw materials for ZEJULA and NUZYRA commercialization in mainland China. The following table presents the Company’s inventories, net, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
	$	$
Finished goods	8,703	5,632
Raw materials	20,397	13,231
Work in Progress	31	88
Inventories, net	29,131	18,951

The Company writes down inventory for any excess or obsolete inventories or when the Company believes that the net realizable value of inventories is less than the carrying value. The Company recorded write-downs in cost of sales of $0.3 million and $0.5 million during the three and nine months ended September 30, 2022, respectively, and of $0.1 million and $0.4 million during the three and nine months ended September 30, 2021, respectively.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements

5. Property and equipment, net
The following table presents the components of the Company’s property and equipment, net as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
	$	$
Office equipment	818	836
Electronic equipment	6,744	5,036
Vehicle	198	220
Laboratory equipment	18,673	17,069
Manufacturing equipment	14,366	14,600
Leasehold improvements	10,160	10,432
Construction in progress	19,882	11,334
	70,841	59,527
Less: accumulated depreciation	(20,313)	(16,425)
Property and equipment, net	50,528	43,102

Depreciation expense was $2.1 million and $5.7 million for the three and nine months ended September 30, 2022, respectively, and $1.5 million and $4.3 million for the three and nine months ended September 30, 2021, respectively.
6. Revenue
Product revenue, net
The Company’s product revenue is primarily derived from the sales of ZEJULA, Optune, QINLOCK, and NUZYRA in mainland China and Hong Kong. The table below presents the Company’s net product sales for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	$	$	$	$
Product revenue - gross	60,446	47,555	168,095	135,490
Less: Rebate and sales return	(3,483)	(4,452)	(17,462)	(35,349)
Product revenue - net	56,963	43,103	150,633	100,141

Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
The following table presents net revenue by product for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	$	$	$	$
ZEJULA	39,214	28,162	102,863	64,134
Optune	10,662	10,653	35,051	27,318
QINLOCK	5,541	4,288	9,123	8,689
NUZYRA	1,546	—	3,596	—
Product revenue - net	56,963	43,103	150,633	100,141
Collaboration revenue
The Company’s collaboration revenue was $0.6 million and $1.8 million for the three and nine months ended September 30, 2022, respectively, and nil for the three and nine months ended September 30, 2021. This collaboration revenue was from the Company’s collaborative arrangement with Huizheng (Shanghai) Pharmaceutical Technology Co., Ltd.
7. Income tax
No provision for income taxes has been required to be accrued because the Company and all of its subsidiaries are in cumulative loss positions for the periods presented.
The Company recorded a full valuation allowance against deferred tax assets of all its consolidated entities because all entities were in a cumulative loss position as of September 30, 2022 and December 31, 2021. No unrecognized tax benefits and related interest and penalties were recorded in the periods presented.
8. Other current liabilities
The following table presents the Company’s other current liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
	$	$
Payroll	25,208	25,685
Accrued rebate to distributors	8,843	15,001
Tax payables	10,405	8,817
Accrued professional service fee	5,927	4,319
Other (i)	4,839	4,421
Payables for purchase of property and equipment	3,234	2,568
Total	58,456	60,811
(i)Other primarily consists of tax withholding related to share-based compensation and accrued travel and business entertainment expenses.
9. Loss per share

The following table presents the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	$	$	$	$
Numerator:
Net loss attributable to ordinary shareholders	(161,190)	(96,412)	(381,517)	(492,646)
Denominator:
Weighted average number of ordinary shares - basic and diluted	959,085,960	950,354,320	957,439,910	921,748,380
Net loss per share - basic and diluted	(0.17)	(0.10)	(0.40)	(0.53)
As a result of the Company’s net loss for the three and nine months ended September 30, 2022 and 2021, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	September 30, 2022	September 30, 2021
Share options	90,511,530	81,801,570
Non-vested restricted shares	34,103,830	6,366,190
10. Related party transactions

The Company incurred research and development expenses for product research and development services provided by MEDx (Suzhou) Translational Medicine Co., Ltd (“MEDx”), over which an immediate family member of our Chief Executive Officer and Chairperson of the Board held significant influence. The Company incurred development expenses with MEDx of an insignificant amount and $0.3 million during the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million, during the three and nine months ended September 30, 2021, respectively.
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
For the nine months ended September 30, 2022, the Company granted 19,357,640 share options and 28,320,790 non-vested restricted shares to certain management and employees of the Company under the 2017 Plan. The share options were granted at an exercise price ranging from $2.95 to $6.29 per share. The share options granted were valued using the Black-Scholes model, and the weighted-average grant-date fair value was $2.84 per share.

The options granted have a contractual term of ten years and generally vest ratably over a five-year period, with 20% of the awards vesting on each anniversary of the grant date. The non-vested restricted shares granted vest ratably over a five- or four-year period, with 20% or 25% of the awards vesting on each anniversary of the grant date. The restricted shares will be released from the restrictions once they vest. Upon termination of the award holders’ service with the Company for any reason, any shares that are outstanding and not yet vested will be immediately forfeited unless otherwise set forth in an agreement between the Company and the award holder.

Upon each settlement date of the share awards, shares were withheld to cover the required withholding tax, which was based on the value of a share on the settlement date as determined by the closing price of the ADSs on the trading day of the applicable settlement date. The remaining shares after the withholding were delivered to the recipient. The amount remitted to the tax authorities for employee tax obligations was reflected as a financing activity on the condensed consolidated statements of cash flows. These shares withheld by the Company as a result of the net settlement were accounted for as treasury stock and not considered issued and outstanding.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	$	$	$	$
Selling, general and administrative	11,298	6,147	27,221	16,579
Research and development	7,809	4,409	18,521	11,527
Total	19,107	10,556	45,742	28,106

As of September 30, 2022, there was unrecognized share-based compensation expense of $111.9 million related to unvested share options which the Company expects to recognize over a weighted-average period of 3.47 years.

As of September 30, 2022, there was unrecognized share-based compensation expense of $143.0 million related to unvested restricted shares which the Company expects to recognize over a weighted-average period of 3.70 years.
12. License and collaboration arrangements
The following is a description of the license and collaboration agreements for which the Company recorded expenses or made payments related to upfront or milestone fees during the three and nine months ended September 30, 2022.
License and collaboration agreement with GSK
In September 2016, the Company entered into a collaboration, development, and license agreement with Tesaro, Inc., a company later acquired by GSK, pursuant to which the Company obtained an exclusive sublicense under certain patents and know-how of GSK to develop, manufacture, and commercialize GSK’s proprietary PARP inhibitor, niraparib, in mainland China, Hong Kong, and Macau for the diagnosis and prevention of any human diseases or conditions (other than prostate cancer).
Under the terms of the agreement, in the third quarter of 2022, the Company made a development milestone payment of $3.5 million which was accrued in the fourth quarter of 2019 and a sales-based milestone payment of $8.0 million which was accrued in the fourth quarter of 2021, and accrued another development milestone of $4.0 million.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
The Company may be required to pay an additional aggregate amount of up to $28.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentages rates ranging from mid- to high-teens on annual net sales of the licensed products in the licensed territory.
License and collaboration agreement with Paratek Bermuda Ltd. (“Paratek”)
In April 2017, the Company entered into a license and collaboration agreement with Paratek, pursuant to which the Company obtained both an exclusive license under certain patents and know-how of Paratek and an exclusive sub-license under certain intellectual property that Paratek licensed from Tufts University to develop, manufacture, and commercialize products containing omadacycline (ZL-2401) as an active ingredient in Greater China in the field of all human therapeutic and preventative uses other than biodefense.
Under the terms of the agreement, in the first quarter of 2022, the Company made a milestone payment of $6.0 million which was accrued in the fourth quarter of 2021 related to the regulatory approval of omadacycline for the treatment of adults with Acute Bacterial Skin and Skin Structure Infections and Community-Acquired Bacterial Pneumonia in mainland China in December 2021.
The Company may be required to pay an additional aggregate amount of up to $40.5 million in development and sales-based milestones as well as certain royalties at tiered percentages rates ranging from low- to mid-teens on annual net sales of licensed products in the licensed territory.
Collaboration and license agreement with argenx BV (“argenx”)
In January 2021, the Company entered into a collaboration and license agreement with argenx pursuant to which the Company received an exclusive license to develop and commercialize products containing argenx’s proprietary antibody fragment, known as efgartigimod, in Greater China.
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
Under the terms of the agreement, the Company made a milestone payment of $25.0 million in the first quarter of 2022 which was accrued in the fourth quarter of 2021 related to the first regulatory approval for the licensed product by the U.S. Food and Drug Administration (“FDA”) in December 2021.
The Company may be required to pay certain royalties at tiered percentages rates ranging from mid-teen to low-twenties on annual net sales of licensed products in the licensed territory.
Collaboration and license agreement with Mirati Therapeutics, Inc. (“Mirati”)

In May 2021, the Company entered into a collaboration and license agreement with Mirati pursuant to which the Company obtained the right to research, develop, manufacture, and exclusively commercialize adagrasib in Greater China.

Under the terms of the agreement, the Company made an upfront payment of $65.0 million to Mirati in the second quarter of 2021. In the third quarter of 2022, the Company made a development milestone payment of $5.0 million which was accrued in the second quarter of 2022 and accrued a development milestone payment of $5.0 million.

The Company may be required to pay an additional aggregate amount of up to $263.0 million in development, regulatory, and sales-based milestone payments as well as certain royalties at tiered percentage rates ranging from high-teens to low-twenties on annual net sales of adagrasib in Greater China.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
License agreement with Karuna Therapeutics, Inc. (“Karuna”)
In November 2021, the Company entered into a license agreement with Karuna for the development, manufacturing, and commercialization of KarXT (xanomeline-trospium) in Greater China.
Under the terms of the agreement, the Company made an upfront payment of $35.0 million to Karuna in the fourth quarter of 2021. The Company also made a development milestone payment of $5.0 million in the third quarter of 2022 which was accrued in the second quarter of 2022.
The Company may be required to pay an additional aggregate amount of up to $147.0 million in development, regulatory, and sales-based milestone payments as well as certain royalties at tiered percentage rates ranging from low- to high-teens on annual net sales of licensed products in Greater China.
Collaboration and license agreement with Seagen Inc. (“Seagen”)

In September 2022, the Company entered into a collaboration and license agreement with Seagen, pursuant to which the Company and Seagen agreed to collaboratively develop and commercialize TIVDAK® (tisotumab vedotin). Under the agreement, the Company obtained an exclusive license to develop and commercialize TIVDAK in Greater China.
Under the terms of the agreement, the Company accrued an upfront payment of $30.0 million in the third quarter of 2022. The Company may be required to pay an additional aggregate amount of up to $263.0 million in development, regulatory, and sales-based milestone payments as well as certain royalties at tiered percentage rates ranging from mid-teens to low-twenties on annual net sales of licensed products in Greater China, subject to reduction under specified circumstances.
The agreement will remain in effect, unless earlier terminated, until the expiration of the last-to-expire royalty term for the last licensed product. The agreement contains customary provisions for termination by either party, including in the event of a material breach by the other party that remains uncured, by the Company for convenience, for certain bankruptcy events, and by Seagen upon a challenge of the licensed patent rights.
Full details of the licenses and collaborative arrangements, other than the agreement with Seagen which we entered into during the third quarter of 2022, are included in the notes to the financial statements in our 2021 Annual Report. As noted above, the Company has entered into various license and collaboration agreements with third party licensors to develop and commercialize product candidates. Based on the terms of these agreements, the Company is contingently obligated to make additional material payments upon the achievement of certain contractually defined milestones. Based on management’s evaluation of the progress of each project noted above, the licensors will be eligible to receive from the Company up to an aggregate of approximately $5,830.7 million in future contingent development and sales-based milestone payments as well as certain royalties at tiered percentage rates on annual net sales. The development milestones, such as regulatory approval for the product candidates, may occur before the Company has commercialized the product or received any revenue from sales of such product candidate. These milestone payments are subject to uncertainties and contingencies and may not occur.
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
Chinese statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. The Company’s Chinese subsidiaries were established as domestic enterprises and therefore are subject to the above-mentioned restrictions on distributable profits.
During the three and nine months ended September 30, 2022 and 2021, no appropriation to statutory reserves was made because the Chinese subsidiaries had substantial losses during such periods.
As a result of these Chinese laws and regulations, subject to the limits discussed above that require annual appropriations of 10% of after-tax profit to be set aside, prior to payment of dividends, as general reserve fund, the Company’s Chinese subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.
Foreign exchange and other regulation in mainland China may further restrict the Company’s Chinese subsidiaries from transferring funds to the Company in the form of dividends, loans, and advances. As of September 30, 2022 and December 31, 2021, amounts restricted are the paid-in capital of the Company’s Chinese subsidiaries, which both amounted to $406.0 million.
14. Commitments and Contingencies
(a) Purchase commitments
As of September 30, 2022, the Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the unaudited condensed consolidated financial statements were $13.8 million and were expected to be incurred within one year.
(b) Contingencies
The Company is a party to, or assignee of, license and collaboration agreements that may require it to make future payments relating to milestone fees and royalties on future sales of licensed products (Note 12).
15. Subsequent Events
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
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are discovering, developing, and commercializing innovative products that target medical conditions with unmet needs affecting patients in Greater China and worldwide, in the areas of oncology, autoimmune disorders, infectious diseases, and neurological disorders. As of November 3, 2022, we have four commercialized products that have received marketing approval in one or more territories in Greater China and thirteen programs in late-stage product development.

Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. Developing high quality product candidates requires a significant investment related to our research and development activities over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. Our ability to generate profits and positive cash flow from operations over the next several years depends upon our ability to successfully market our four commercial products – ZEJULA, Optune, QINLOCK, and NUZYRA – and to successfully develop and commercialize our other product candidates. We expect to continue to incur substantial expenses related to our research and development activities. In particular, our licensing and collaboration agreements require us to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory, and commercial milestones as well as tiered royalties based on annual net sales of the licensed products. During the nine months ended September 30, 2022, we recorded $50.2 million of research and development expense related to upfront license fees and development milestones payments. In addition, we expect to incur substantial costs related to the commercialization of our product candidates, in particular during the early launch phase.
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
Recent Developments

Recent Product Developments

Commercial Products

ZEJULA (Niraparib). Throughout this year, the FDA has been reviewing data on PARP inhibitors, and other companies have issued Dear HCP Letters in the U.S. as a result of ongoing discussions with the FDA. In September 2022, GSK disclosed that it was in discussions with the FDA to discuss overall survival (“OS”) data from GSK’s ENGOT-OV16/NOVA phase III clinical trial for adult patients with recurrent ovarian cancer irrespective of the gBRCA mutation. We do not expect the FDA’s discussions with GSK to impact our approval from the NMPA for ZEJULA in China. The NMPA’s full approval of ZEJULA in the recurrent ovarian cancer setting is based on a separate study, the NORA study, which is a Phase 3 randomized, double-blind, placebo-controlled study of ZEJULA that the Company independently conducted in China. While the NORA study is not fully mature, to date, favorable trends have been observed in OS irrespective of gBRCA mutation status. We expect to present this data at a future scientific congress. As a result, we do not anticipate that our second-line all-comer label in China will be affected by the FDA’s discussions with GSK. We also do not expect a change in our first-line label for ZEJULA; the FDA’s discussions with GSK do not apply to this indication.

Optune (Tumor Treating Fields or TTFields). As of September 30, 2022, Optune has been listed in 72 regional customized commercial health insurance plans guided by provincial or municipal governments (or “supplemental insurance plans”) since its commercial launch in China in the third quarter of 2020, compared to 25 supplemental insurance plans as of September 30, 2021.

QINLOCK. In August 2022, the recommendation level of QINLOCK for second-line treatments for advanced gastrointestinal stromal tumor (“GIST”) patients was advanced from Level III to Level II (1A evidence) in the Chinese

Society of Clinical Oncology (“CSCO”) Guidelines for Diagnosis and Treatment of GIST 2022. As of September 30, 2022, QINLOCK has been listed in 96 supplemental insurance plans since its commercial launch in mainland China in May 2021, compared to 28 supplemental insurance plans as of September 30, 2021. We are seeking inclusion of QINLOCK in the NRDL for a fourth-line gastrointestinal stromal tumor indication.

NUZYRA. We are seeking inclusion of NUZYRA in the NRDL for community-acquired bacterial pneumonia (“CABP”) and acute bacterial skin and skin structure infections (“ABSSSI”) indications.

Product Candidates – Oncology

Adagrasib. In September 2022, our partner Mirati presented results from KRYSTAL-1, a multicohort Phase 1/2 study evaluating adagrasib with or without cetuximab in patients with advanced colorectal cancer (“CRC”) harboring a KRASG12C mutation at the European Society for Medical Oncology Congress 2022. Of the evaluable patients in the adagrasib monotherapy cohort (n=43), the investigator assessed confirmed objective response rate (“ORR”) was 19% (8/43), and the disease control rate (“DCR”) was 86% (37/43). The median duration of response (“DOR”) was 4.3 months (95% CI, 2.3–8.3), and median PFS was 5.6 months (95% CI, 4.1–8.3). Of the evaluable patients in the adagrasib plus cetuximab combination cohort (n=28), the investigator assessed confirmed ORR was 46% (13/28), and the DCR was 100% (28/28). The median DOR was 7.6 months (95% CI 5.7–NE), and median PFS was 6.9 months (95% CI, 5.4–8.1). The prognosis for patients with CRC has historically been poor in later lines of therapy with response rates of approximately 1-2% and median PFS of approximately 2 months in patients with late-line CRC; patients with KRASG12C-mutated CRC tend to have even worse outcomes than the broader CRC patient population. In the overall subset of patients with KRASG12C-mutated CRC evaluated in this study, adagrasib was found to be well-tolerated as a monotherapy and in combination with cetuximab. The majority of observed treatment-related adverse events (“TRAEs”) were grade 1-2 (59%); no grade 5 TRAEs were observed.

In addition, in August 2022, we treated the first patient in Greater China for the global Phase 2 KRYSTAL-7 study of adagrasib in combination with pembrolizumab in first-line KRASG12C-mutated non-small cell lung cancer (“NSCLC”) patients.

Bemarituzumab. Our partner Amgen continues to enroll patients in several studies of bemarituzumab, including: FORTITUDE-101, a Phase 3 study of bemarituzumab plus chemotherapy, versus placebo plus chemotherapy in first-line gastric cancer with FGFR2b overexpression, and FORTITUDE-102, the Phase 3 portion of the 1b/3 study of bemarituzumab plus chemotherapy and nivolumab versus chemotherapy and nivolumab in first-line gastric cancer with FGFR2b overexpression.

Repotrectinib. In October 2022, our partner Turning Point Therapeutics (a wholly owned subsidiary of Bristol Myers Squibb Company) provided a clinical data update from the global, registrational Phase 1/2 TRIDENT-1 study of repotrectinib at the 34th EORTC-NCI-AACR (“ENA”) Symposium 2022. Repotrectinib continued to demonstrate meaningful clinical activity in patients with ROS1+ advanced NSCLC, who were tyrosine kinase inhibitor (“TKI”)-naïve or TKI-pretreated, including with ROS1 G2032R resistance mutation. Durable responses and intracranial efficacy were observed in both TKI-naïve and TKI-pretreated patients. Repotrectinib also continued to show clinical activity in patients with NTRK+ advanced solid tumors who were TKI-naïve or TKI-pretreated, and responses were seen across diverse tumor types. Safety is well characterized, manageable with known protocols, and signals potential compatibility with long-term use. Also in October 2022, we completed enrollment in China in all cohorts of the registrational Phase 1/2 TRIDENT-1 study.

BLU-945. In November 2022, our partner Blueprint Medicines Corporation presented an update on the Phase 1/2 SYMPHONY trial data supporting plans to develop BLU-945 in combination with osimertinib in first-line epidermal growth factor receptor (“EGFR”) L858R mutation-positive NSCLC.

Global R&D Oncology Programs. In November 2022, we presented data from our internal oncology pipeline at the Society for Immunotherapy of Cancer (“SITC”) Annual Meeting in Boston, Mass. These presentations focus on two key global discovery programs: ZL-1211, an anti-CLDN18.2 antibody, and ZL-1218, an anti-CCR8 antibody.

Product Candidates – Autoimmune Disorders

VYVGART (Efgartigimod). In September 2022, our partner argenx announced the submission of a Biologics License Application to the FDA for subcutaneous efgartigimod for the treatment of generalized myasthenia gravis (“gMG”) in adult patients and that the European Commission has granted marketing authorization for VYVGART as an add-on to standard therapy for the treatment of adult patients with gMG who are anti-acetylcholine receptor antibody positive. As of November 1, 2022, VYGART has been listed in 10 supplemental insurance plans in China.

ZL-1102. In September 2022, we presented results of the Phase 1 proof-of-concept study for ZL-1102 at the 2022 European Academy of Dermatology and Venereology Congress in Milan, Italy.

Product Candidates – Neuroscience

KarXT. In September 2022, we obtained agreement from the NMPA on the development plan of a bridging study in schizophrenia in China. In October 2022, we started patient enrollment for a pharmacokinetic (“PK”) study of KarXT in China.

In the third quarter of 2022, our partner Karuna initiated the Phase 3 ADEPT-1 study evaluating KarXT as a treatment for psychosis in Alzheimer’s disease, and in the fourth quarter of 2022, Karuna completed enrollment in the Phase 3 EMERGENT-3 trial in schizophrenia. In addition, in October 2022, Karuna announced that data from the Phase 3 EMERGENT-2 trial of KarXT in schizophrenia was shared at the 35th European College of Neuropsychopharmacology Congress in Vienna, Austria. A poster presentation and symposium included previously reported efficacy and safety data, as well as new additional safety data from the trial.

Recent Business Developments

In September 2022, we entered into a collaboration and license agreement with Seagen for the development and commercialization of TIVDAK (tisotumab vedotin) in Greater China. TIVDAK is the first and only anti-body drug conjugate (“ADC”) approved in the United States for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy and is an important addition to our oncology portfolio.

In the second half of 2022, we have continued to enhance our global leadership team. For example, Dr. Peter Huang joined the Company from Zentalis Pharmaceuticals in November as Chief Scientific Officer. Dr. Huang brings to the Company an extensive scientific background and strong leadership and research and development experience, including over 16 years working within the biopharmaceutical industry. Dr. Huang will be a key member of the Company’s executive management team and is responsible for leading and overseeing the Company’s discovery efforts and translational medicine. In addition, Alette Verbeek joined the Company from Novartis in October as SVP, Head of Global Strategic Partnering. She is our first employee based in Europe and is responsible, among other things, for leading our European business development efforts.

In November 2022, The Stock Exchange of Hong Kong Limited (the “Hong Kong Stock Exchange”) approved the Company’s transition from a listing under Chapter 18A of the Listing Rules of the Hong Kong Stock Exchange (Biotech Companies) to a general listing under Rule 8.05(3) of the Listing Rules (Qualifications for Listing), as the Company has satisfied applicable revenue and market capitalization requirements for listing outside of Chapter 18A. As a result of this approval, the “B” marker will be removed from the Company’s stock short name on the Hong Kong Stock Exchange, effective November 11, 2022.

Recent Legal and Regulatory Developments

Measures on Security Assessment of Cross-Border Data Transfer

On July 7, 2022, the CAC issued the “Security Assessment Measures”, which sets out a security assessment framework for cross-border data transfers out of mainland China as well as ground rules for a security assessment filing for cross-border data transfers which was stipulated in the Cybersecurity Law and the Personal Information Protection Law.

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

Proposed Amendments to the Cybersecurity Law of the People’s Republic of China

On September 14, 2022, the CAC published a draft amendment to China’s Cybersecurity Law for public comment. According to the CAC, the draft revisions were formulated to align the Cybersecurity Law with several new laws that were released after the Cybersecurity Law came into effect in June 2017. These new laws include the Administrative Punishment Law of the People’s Republic of China, the Data Security Law of the People’s Republic of China, and the Personal Information Protection Law of the People’s Republic of China, all of which were adopted or amended in 2021.

The draft amendment mainly proposes revisions to Chapter VI of the Cybersecurity Law on legal responsibility which adjust the types and ranges of administrative penalties for violating the Cybersecurity Law that endanger network security and strengthens the network security responsibilities of CIIOs. Generally, the fines and penalties available to be imposed by Chinese regulators have been significantly increased and expanded. The proposed revisions also defer to the legal liability provisions under relevant laws or administrative regulations with respect to violations of the Cybersecurity Law provisions relating to the illegal use of networks, overseas transfers of data by critical information infrastructure operations, and personal information protection.

Guide to Applications for Security Assessment of Outbound Data Transfers (First Edition)

On August 31, 2022, the CAC promulgated the first edition of the Guide to Applications for Security Assessment of Outbound Data Transfers (the “Guide”). The Guide provides practical guidance to the implementation of the Security Assessment Measures, which sets out a security assessment framework for cross-border data transfers out of mainland China.

The Guide reiterates the timeline and procedures for applications for security assessment of outbound data transfers under the Security Assessment Measures. The Guide specifies the dossier requirements for applications for security assessment and provides templates for some required documents. Prior to submitting an application for security assessment, the applicant must first conclude an outbound data transfer contract with the overseas recipient of the data transfer and conduct a self-assessment of the risks of the outbound data transfer. Additionally, the Guide clarifies that the application of security assessment shall be submitted to provincial branches of the CAC, who will forward it to the CAC for further review and assessment.

The Guide also clarifies that a cross-border data transfer out of mainland China includes where a data processor stores data collected or generated in its operations in mainland China to an overseas recipient, and where a data processor allows an overseas entity, organization, or individual to access, retrieve, download, or export data the data processor collects or generates and stores in mainland China.

Measures for the Supervision and Administration of Online Drug Sales

On September 1, 2022, the SAMR announced the Measures for the Supervision and Administration of Online Drug Sales (the “Measures”), which will take effect as of 1 December 2022. The Measures set out a comprehensive regulatory framework for the online sale of drugs, including the online sale of prescription drugs and the regulation of trading platforms that engage in the online sale of drugs.

The Measures include six chapters and 42 articles. The main sections include: (i) the obligations, qualifications, and responsibilities of online drug sellers; (ii) the responsibilities of trading platforms for online drug sales; (iii) the supervision and management of online sales of prescription drugs; (iv) the division of responsibilities of drug regulators at all levels in the supervision of online drug sales; and (v) the legal liability for illegal online drug sales. Notably, both drug marketing authorization holders and drug distributors can qualify as online drug sellers. Online sale of prescription drugs is permitted, but drug retailers and providers of trading platforms for the online sale of prescription drugs must abide by the regulatory requirements specified in the Measures.

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
Factors Affecting Our Results of Operations
Research and Development Expenses
We believe our ability to successfully develop product candidates will be the primary factor affecting our long-term competitiveness, as well as our future growth and development. Developing high quality product candidates requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. As a result of this commitment, our pipeline of product candidates has been advancing and expanding, with thirteen late-stage clinical product candidates being investigated as of September 30, 2022.
We have financed our activities primarily through private placements, our initial public offering on Nasdaq in September 2017, multiple follow-on offerings, and a secondary listing on the Hong Kong Stock Exchange in September 2020. Through September 30, 2022, we have raised approximately $164.6 million from private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us from our initial public offering, follow-on offerings, and secondary listing. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $258.4 million and $396.2 million for the nine months ended September 30, 2022 and 2021, respectively. We expect our expenditures to increase significantly in connection with our ongoing activities, particularly as we advance the clinical development of our thirteen late-stage clinical product candidates, research and develop our clinical- and pre-clinical-stage product candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future product candidates. We review such expenditures for prioritization and efficiency purposes. These expenditures include:
•expenses incurred for contract research organizations (“CROs”), contract manufacture organizations (“CMOs”), investigators, and clinical trial sites that conduct our clinical studies;
•employee compensation related expenses, including salaries, benefits, and equity compensation expenses;
•expenses for licensors;
•the cost of acquiring, developing, and manufacturing clinical study materials;

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
Our Ability to Commercialize Our Product Candidates
As of November 3, 2022, thirteen of our product candidates are in late-stage clinical development and various others are in clinical and pre-clinical development in Greater China and the United States. Our ability to generate revenue from our product candidates is dependent on our receipt of regulatory approvals for and successful commercialization of such products, which may not occur. Certain of our product candidates may require additional pre-clinical and/or clinical development, regulatory approvals in multiple jurisdictions, manufacturing supply, substantial investment, and significant marketing efforts before we generate any revenue from product sales.
Our License Arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration, and development agreements. We are required to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory, and commercial milestones for the relevant products under these agreements as well as tiered royalties based on annual net sales of the licensed products. We recorded research and development expense related to upfront license fees and development milestone payments of $39.8 million and $50.2 million for the three and nine months ended September 30, 2022, respectively, and $5.1 million and $274.3 million for the three and nine months ended September 30, 2021, respectively.

The COVID-19 Pandemic

Our results of operations have been, and we expect them to continue to be, adversely affected by the effects of the COVID-19 pandemic, including government actions and quarantine measures taken in response, particularly in mainland China where our operations and product markets are primarily located. For example, the COVID-19 pandemic has adversely affected patient access to our products, such as through reduced hospital patient load, fewer newly diagnosed oncology patients, and delayed or interrupted treatments. The COVID-19 pandemic has also adversely affected our manufacturing and supply chain and our research and development, sales, marketing, and clinical trial activities. The operations of our suppliers, CROs, CMOs, and other contractors and third parties on which we rely also have been, and may continue to be, adversely affected. Although our net product revenues increased in the three and nine months ended September 30, 2022, as compared to the same periods in the prior year, these revenue increases were negatively affected by the effects of the pandemic, and we expect some additional residual revenue impacts in the fourth quarter of 2022 and perhaps beyond.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenues:
Product revenue, net	56,963	43,103	13,860	32%	150,633	100,141	50,492	50%
Collaboration revenue	577	—	577	100%	1,806	—	1,806	100%
Total revenues	57,540	43,103	14,437	33%	152,439	100,141	52,298	52%
Expenses:
Cost of sales	(20,044)	(12,162)	(7,882)	65%	(53,094)	(30,535)	(22,559)	74%
Research and development	(99,524)	(55,144)	(44,380)	80%	(219,462)	(401,220)	181,758	(45)%
Selling, general, and administrative	(66,555)	(59,002)	(7,553)	13%	(186,947)	(149,254)	(37,693)	25%
Loss from operations	(128,583)	(83,205)	(45,378)	55%	(307,064)	(480,868)	173,804	(36)%
Interest income	3,872	713	3,159	443%	5,235	1,171	4,064	347%
Other income (expenses), net	(36,479)	(13,580)	(22,899)	169%	(79,467)	(12,401)	(67,066)	541%
Loss before income tax and share of loss from equity method investment	(161,190)	(96,072)	(65,118)	68%	(381,296)	(492,098)	110,802	(23)%
Income tax expense	—	—	—	—%	—	—	—	—%
Share of loss from equity method investment	—	(340)	340	(100)%	(221)	(548)	327	(60)%
Net loss	(161,190)	(96,412)	(64,778)	67%	(381,517)	(492,646)	111,129	(23)%
Net loss attributable to ordinary shareholders	(161,190)	(96,412)	(64,778)	67%	(381,517)	(492,646)	111,129	(23)%

Revenues
Product Revenue, Net

The table below presents the components of the Company’s product revenue, net for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Product revenue - gross	$60,446	$47,555	$12,891	27%	$168,095	$135,490	32,605	24%
Less: Rebate and sales return	(3,483)	(4,452)	969	(22)%	(17,462)	(35,349)	17,887	(51)%
Product revenue - net	56,963	43,103	13,860	32%	150,633	100,141	50,492	50%

Our product revenue is primarily derived from the sales of ZEJULA, Optune, QINLOCK, and NUZYRA in mainland China and Hong Kong. Our net product revenue increased by $13.9 million and $50.5 million in the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, respectively. These net revenue increases were driven by increased sales volumes, although these increased volumes were negatively affected by the effects of the COVID-19 pandemic, including government restrictions or lockdown measures in mainland China, which negatively affected patient access to our products. These net revenue increases were also driven by a decrease in sales rebates related to product price reductions.

Sales rebates are offered to distributors in mainland China and the amounts are recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories. The Company lowered the selling price of ZEJULA in December 2020 when it was included in the NRDL and again in December 2021 as a result of an extension in ZEJULA’s indications. Accordingly, the Company accrued nil and $2.8 million for sales rebates as compensation to distributors in mainland China for those products previously sold at the price prior to the NRDL implementation during the three and nine months ended September 30, 2022, respectively, and nil and $22.0 million during the three and nine months ended September 30, 2021, respectively.

The Company is scheduled to enter into negotiations with the National Healthcare Security Administration regarding potential inclusion of QINLOCK and NUZYRA in the NRDL, and in June 2022, the Company lowered the selling price for these products. Accordingly, the Company accrued nil and $2.4 million for sales rebates as compensation to distributors previously sold at the price prior to the reduction for QINLOCK during the three and nine months ended September 30, 2022, respectively, and nil and $0.2 million for NUZYRA during the three and nine months ended September 30, 2022, respectively.

The following table presents net revenue by product for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
ZEJULA	$39,214	$28,162	$11,052	39%	$102,863	$64,134	38,729	60%
Optune	10,662	10,653	9	—%	35,051	27,318	7,733	28%
QINLOCK	5,541	4,288	1,253	29%	9,123	8,689	434	5%
NUZYRA	1,546	—	1,546	—%	3,596	—	3,596	—%
Total product revenue, net	$56,963	$43,103	$13,860	32%	$150,633	$100,141	$50,492	50%
Collaboration Revenue
Collaboration revenue increased by $0.6 million to $0.6 million for the three months ended September 30, 2022 from nil for the three months ended September 30, 2021. Collaboration revenue increased by $1.8 million for the nine months ended September 30, 2022 from nil for the nine months ended September 30, 2021. These increases were due to our collaborative arrangement with Huizheng (Shanghai) Pharmaceutical Technology Co., Ltd.
Cost of Sales
Cost of sales increased by $7.9 million to $20.0 million for the three months ended September 30, 2022 from $12.2 million for the three months ended September 30, 2021, and increased by $22.6 million to $53.1 million for the nine months ended September 30, 2022 from $30.5 million for the nine months ended September 30, 2021. These increases were primarily due to increasing sales volume, higher product costs, and higher royalties.
Research and Development Expenses
The following table sets forth the components of our research and development expenses for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Research and development expenses:
Personnel compensation and related costs	$28,478	$20,564	$7,914	38%	$80,325	$50,543	$29,782	59%
Licensing fees	39,769	5,051	34,718	687%	50,205	274,299	(224,094)	(82)%
CROs/CMOs/Investigators expenses	23,407	17,102	6,305	37%	70,325	52,246	18,079	35%
Other costs	7,870	12,427	(4,557)	(37)%	18,607	24,132	(5,525)	(23)%
Total	$99,524	$55,144	$44,380	80%	$219,462	$401,220	$(181,758)	(45)%
Research and development expenses increased by $44.4 million to $99.5 million for the three months ended September 30, 2022 from $55.1 million for the three months ended September 30, 2021 primarily due to:
•an increase of $34.7 million in licensing fees in connection with the increased upfront and milestone payments for our license and collaboration agreements;
•an increase of $7.9 million in personnel compensation and related costs primarily due to headcount growth and the grants of new share options and restricted shares and the continued vesting of those awards;

•an increase of $6.3 million in CROs/CMOs/Investigators expenses related to ongoing and newly initiated clinical trials.
Research and development expenses decreased by $181.8 million to $219.5 million for the nine months ended September 30, 2022 from $401.2 million for the nine months ended September 30, 2021 primarily due to:
•a decrease of $224.1 million in licensing fees in connection with decreased upfront payments for new license and collaboration agreements as well as decreased milestone payments; partially offset by
•an increase of $29.8 million in personnel compensation and related costs primarily due to headcount growth and the grants of new share options and restricted shares and the continued vesting of those awards;
•an increase of $18.1 million in CROs/CMOs/Investigators expenses related to ongoing and newly initiated clinical trials.
The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Research and development expenses:
Clinical programs	$63,324	$20,248	$43,076	213%	$119,468	$299,937	$(180,469)	(60)%
Pre-clinical programs	2,965	9,988	(7,023)	(70)%	7,487	41,033	(33,546)	(82)%
Unallocated research and development expenses	33,235	24,908	8,327	33%	92,507	60,250	32,257	54%
Total	$99,524	$55,144	$44,380	80%	$219,462	$401,220	$(181,758)	(45)%
Research and development expenses attributable to clinical programs increased by $43.1 million to $63.3 million for the three months ended September 30, 2022 from $20.2 million during the three months ended September 30, 2021 related to ongoing and newly initiated clinical trials. Research and development expenses attributable to pre-clinical programs decreased by $7.0 million for the three months ended September 30, 2022 and by $33.5 million for the nine months ended September 30, 2022, compared to the same periods in 2021, primarily driven by decreased license fees.
Research and development expenses attributable to clinical programs decreased by $180.5 million to $119.5 million for the nine months ended September 30, 2022 from $299.9 million during the nine months ended September 30, 2021. Research and development expenses attributable to pre-clinical programs decreased by $33.5 million to $7.5 million for the nine months ended September 30, 2022 from $41.0 million during the nine months ended September 30, 2021. Those decreases were driven by decreased license fees.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.

Selling, General, and Administrative Expenses
The following table summarizes our selling, general and administrative expenses by program for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Selling, General and Administrative Expenses:
Personnel compensation and related costs	$41,859	$34,088	$7,771	23%	$121,382	$87,560	$33,822	39%
Professional service fees	9,381	6,194	3,187	51%	24,886	14,583	10,303	71%
Other costs	15,315	18,720	(3,405)	(18)%	40,679	47,111	(6,432)	(14)%
Total	$66,555	$59,002	$7,553	13%	$186,947	$149,254	$37,693	25%
Selling, general, and administrative expenses increased by $7.6 million to $66.6 million for the three months ended September 30, 2022 from $59.0 million for the three months ended September 30, 2021 primarily due to:
•an increase of $7.8 million in personnel compensation and related costs which was primarily due to headcount growth, particularly in commercial and administrative personnel, and grants of new share options and restricted shares and the continued vesting of those awards;
•an increase of $3.2 million in professional service fees mainly attributable to our increased legal, compliance, accounting, and investor and public relations expenses associated with being a public company and in connection with sales of ZEJULA, Optune, QINLOCK, and NUZYRA in mainland China and Hong Kong after our commercial launch of these four commercialized products; those increases were partially offset by
•a decrease of $3.4 million in other costs mainly related to selling, rental, and administrative expenses for commercial operations in mainland China, Hong Kong, and Taiwan.
Selling, general, and administrative expenses increased by $37.7 million to $186.9 million for the nine months ended September 30, 2022 from $149.3 million for the nine months ended September 30, 2021 primarily due to:
•an increase of $33.8 million in personnel compensation and related costs which was primarily due to headcount growth, particularly in commercial and administrative personnel, and grants of new share options and restricted shares and the continued vesting of those awards;
•an increase of $10.3 million in professional service fees mainly attributable to our increased legal, compliance, accounting, and investor and public relations expenses associated with being a public company and in connection with sales of ZEJULA, Optune, QINLOCK, and NUZYRA in mainland China and Hong Kong after our commercial launch of these four commercialized products; those increases were partially offset by
•a decrease of $6.4 million in other costs mainly related to selling, rental, and administrative expenses primarily for the commercial operation in mainland China, Hong Kong, and Taiwan.
Interest Income
Interest income increased by $3.2 million to $3.9 million from $0.7 million for the three months ended September 30, 2022 and 2021, and increased by $4.1 million to $5.2 million from $1.2 million for the nine months ended September 30, 2022 and 2021, due to increased interest rates during the third quarter of 2022.
Other Income (Expenses), Net
Other expenses, net increased by $22.9 million to $36.5 million for the three months ended September 30, 2022 from $13.6 million for the three months ended September 30, 2021 primarily as a result of an increase in foreign exchange loss of $36.7 million partially offset by an increase in equity investment gain in MacroGenics, Inc. (“MacroGenics”) of $10.4 million and an increase in subsidy income of $3.4 million.
Other expenses, net increased by $67.1 million to $79.5 million for the nine months ended September 30, 2022 from $12.4 million for the nine months ended September 30, 2021 primarily as a result of an increase in foreign exchange loss of

$70.2 and an increase in equity investment loss in MacroGenics of $2.1 million, partially offset by an increase in subsidy income of $4.9 million.
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
The selection of critical accounting policies, the judgments, and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.
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
Judgments and Uncertainties
The process of estimating our research and development expenses involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule, or when contractual milestones are met; however, some require advanced payments. We make estimates of our expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.

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
Judgments and Uncertainties
We consider positive and negative evidence when determining whether some portion or all of our deferred tax assets will not be realized. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, our historical results of operations, and our tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of our historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will not realize the deferred tax assets resulted from the tax loss carried forward in the future periods.

Sensitivity of Estimate to Change
The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period in which the audit is concluded. Additionally, in future periods, changes in facts, circumstances and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the changes occur. As of September 30, 2022 and 2021, we did not have any significant unrecognized uncertain tax positions.
B. Liquidity and Capital Resources
We have financed our activities primarily through private placements, our September 2017 initial public offering on Nasdaq, various follow-on offerings, and our September 2020 secondary listing on the Hong Kong Stock Exchange of our ordinary shares and/or ADSs. Through September 30, 2022, we have raised approximately $164.6 million from private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us from our initial public offering, secondary listing and subsequent follow-on offerings.
Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $258.4 million and $396.2 million for the nine months ended September 30, 2022 and 2021, respectively. We have commitments for capital expenditure of $13.8 million as of September 30, 2022, mainly for the purpose of plant construction and installation. We currently are not aware of any events that are reasonably likely to cause a material change in the relationship between our costs and revenues.
As of September 30, 2022, we had cash, cash equivalents, restricted cash and short-term investment of $1,120.3 million. Our expenditures are principally focused on research and development and are largely discretionary. Based on our current operating plan, we expect that our cash, cash equivalents, restricted cash and short-term investments will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months. However, in order to bring to fruition our research and development objectives, we will ultimately need additional funding sources, and there can be no assurances that they will be made available to us on acceptable terms or at all.
The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$
Net cash used in operating activities	$(258,350)	$(396,237)	$137,887
Net cash provided by investing activities	424,389	531,446	(107,057)
Net cash (used in) provided by financing activities	(1,531)	820,478	(822,009)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9,132)	695	(9,827)
Net increase in cash, cash equivalents and restricted cash	$155,376	$956,382	$(801,006)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2022, our operating activities used $258.4 million of cash, which resulted from our net loss of $381.5 million and cash used in our operating assets and liabilities of $18.3 million, partially offset by non-cash charges of $141.4 million.
During the nine months ended September 30, 2021, our operating activities used $396.2 million of cash, which resulted from our net loss of $492.6 million and cash used in our operating assets and liabilities of $16.7 million, partially offset by non-cash charges of $113.1 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities decreased by $107.1 million to $424.4 million for the nine months ended September 30, 2022 from $531.4 million for the nine months ended September 30, 2021. The decrease was primarily due to an increase of $90.3 million in purchases of short-term investments, a decrease of $38.6 million in proceeds from maturity of short-term investment, and an increase of $8.3 million in purchase of property and equipment, offset by a decrease of $30.0 million in payment for investment in equity investee.
Net Cash (Used In) Provided by Financing Activities

Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2022 compared to net cash provided by financing activities of $820.5 million for the nine months ended September 30, 2021. The shift from cash provided by to cash used in financing activities was primarily because we had proceeds of $818.9 million from our issuance of ordinary shares upon public offerings during the nine months ended September 30, 2021 while there were no such transactions during the nine months ended September 30, 2022.
C. Research and Development Activities and Expenditures, Including Patents and Licenses
Full details of our research and development activities and expenditures are provided in the “Research and Development Expenses” and “Results of Operations” sections above.
D. Trend Information
Other than as described elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material adverse effect on our revenue, income from continuing operations, profitability, liquidity, or capital resources, or that would cause our reported financial information not necessarily to be indicative of future operation results or financial condition.
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
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China (“PBOC”), controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of RMB292.1 million and RMB151.7 million, which were denominated in RMB, representing 4%and 2% of the cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively.
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
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. We had cash and cash equivalents of $1,119.5 million and $964.1 million and short-term investments of nil and $445.0 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, all of our cash and cash equivalents and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product sales and collaborative arrangement. We manage credit risk of accounts receivable through ongoing monitoring of the outstanding balances and limit the amount of credit extended based upon payment history and the debtor’s current credit worthiness. Historically, we have collected these receivables from customers within the credit terms with no significant credit losses incurred. As of September 30, 2022, our two largest debtors accounted for approximately 38% of our total accounts receivable collectively.
Certain accounts receivable balances are settled in the form of notes receivable. As of September 30, 2022, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Inflation
In recent years, mainland China has not experienced significant inflation. Although the global economy, including the U.S. economy, has experienced rising inflation in recent quarters, which can increase the costs of our products and product candidates purchased from third parties and, as a result, adversely affect our results of operations, inflation has not had a material impact on our results of operations. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation in mainland China or in other countries in which our third-party partners operate.
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
As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, there have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
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
Item 1A. Risk Factors.

This Quarterly Report on Form 10-Q should be read in conjunction with our 2021 Annual Report, Q1 2022 Form 10-Q, and Q2 2022 Form 10-Q, which describe various material risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, results of operations, financial condition, liquidity, or cash flows and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. We believe the risks described in this section of our Quarterly Report on Form 10-Q and our 2021 Annual Report, Q1 2022 Form 10-Q, and Q2 2022 Form 10-Q are the most significant we face; however, these are not the only risks we face. We face additional risks and uncertainties not currently known to us or that we currently believe are not material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

None.

Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title
10.1*^	Collaboration and License Agreement by and between Seagen Inc. and Zai Lab (Hong Kong) Limited dated as of September 23, 2022
10.2*#	Form of Restricted Share Unit Award Agreement
10.3*#	Form of Restricted Stock Award Agreement
10.4*#	Form of Non-Statutory Stock Option Award Agreement
31.1*	Certification of Chief Executive Officer Required by Exchange Act Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer Required by Exchange Act Rule 13a-14(a)
32.1**	Certification of Chief Executive Officer Required by 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer Required by 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ZAI LAB LIMITED

Dated: November 9, 2022	By:	/s/ Billy Cho
	Name:	Billy Cho
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)