Form 10-K
period 2022-12-31
Zai Lab Ltd
filed 2023-03-01
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2022
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-38205
__________________________
ZAI LAB LIMITED
(Exact Name of Registrant as Specified in its Charter)
__________________________

Cayman Islands	98-1144595
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4560 Jinke Road Bldg. 1, Fourth Floor Pudong Shanghai, China	201210

314 Main Street 4th Floor, Suite 100 Cambridge, MA, USA	02142

(Address of Principal Executive Offices)	(Zip Code)
+86 21 6163 2588
+1 857 706 2604
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
__________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of American Depositary Shares (“ADSs”), each representing ten ordinary shares, held by non-affiliates of the registrant was approximately $3.2 billion, based upon the closing price of the registrant’s ADSs on the Nasdaq Global Market of $34.68 on June 30, 2022.
As of February 28, 2023, 979,087,430 ordinary shares, par value $0.000006 per share, were outstanding, of which 743,576,320 ordinary shares were held in the form of ADSs.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Zai Lab Limited
Annual Report on Form 10-K
-i-

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or similar expressions. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information that are not statements of historical facts or guarantees or assurances of future performance. These forward-looking statements relate to our future plans, objectives, expectations, intentions, and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to inherent uncertainties, risks, and changes in circumstances that may differ materially from those contemplated by the forward-looking statements because they relate to events and depend on circumstances that may or may not occur in the future. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including but not limited to the following:
• The effects of the COVID-19 pandemic, including increased infection rates and any government actions and lockdown measures taken in response, particularly in mainland China where our operations and product markets are primarily located;
• Changes in United States and China trade policies and relations, as well as relations with other countries, and/or changes in regulations and/or sanctions;
• Actions the Chinese government may take to intervene in or influence our operations;
• Economic, political, and social conditions in mainland China, as well as governmental policies;
• Uncertainties in the Chinese legal system, including with respect to the Data Security Law, the Cyber Security Law, the Cybersecurity Review Measures, the Personal Information Protection Law, the Regulation on the Administration of Human Genetic Resources, the Biosecurity Law, the Security Assessment Measures, and other future laws and regulations;
• Approval, filing, or procedural requirements imposed by the China Securities Regulatory Commission (“CSRC”) or other Chinese regulatory authorities in connection with issuing securities to foreign investors under Chinese law;
• Any violation or liability under the U.S. Foreign Corrupt Practices Act (“FCPA”) or Chinese anti-corruption laws;
• Restrictions on currency exchange;
• Limitations on the ability of our Chinese subsidiaries to make payments to us;
• Chinese requirements on the ability of residents in mainland China to establish offshore special purpose companies by residents in mainland China;
• Chinese regulations regarding acquisitions of mainland China-based companies by foreign investors;
• Any issues that our Chinese manufacturing facilities may have with operating in conformity with established GMPs and international best practices, and with passing U.S. Food and Drug Administration (“FDA”), National Medical Products Administration (“NMPA”), and EMA inspections;
• Expiration of, or changes to, financial incentives or discretionary policies granted by local governments;
• Restrictions or limitations on the ability of overseas regulators to conduct investigations or collect evidence within mainland China;
• Unfavorable tax consequences to us and our non-Chinese shareholders or ADS holders if we were to be classified as a Chinese resident enterprise for Chinese income tax purposes;
• Failure to comply with applicable Chinese, U.S., and Hong Kong regulations that could lead to government enforcement actions, fines, other legal or administrative sanctions, and/or harm to our business or reputation;
• Review by the U.S. Committee on Foreign Investment (“CFIUS”) in our investments or other delays or obstacles for closing transactions;
-ii-

• Any inability to renew our current leases on desirable terms or otherwise locate desirable alternatives for our leased properties;
• Our ability to generate revenues from our approved commercial products;
• Any inability of third parties on whom we rely to conduct our pre-clinical and clinical trials to successfully carry out their contractual duties or meet expected deadlines; and
• Any inability to obtain or maintain sufficient patent protection for our products and product candidates.
For more information on these factors and other risks and uncertainties that may affect our business, see Part I—Item 1A. Risk Factors. These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in this Annual Report on Form 10-K. Forward-looking statements are based on our management’s beliefs and assumptions and information currently available to our management. These statements, like all statements in this Annual Report on Form 10-K, speak only as of their date. We anticipate that subsequent events and developments will cause our expectations and assumptions to change, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

Note on Company—Usage of Terms
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Greater China” refer to mainland China, Hong Kong Special Administrative Region (“Hong Kong” or “HK”), Macau Special Administrative Region (“Macau”), and Taiwan, collectively; references in this Annual Report on Form 10-K to “Zai Lab,” the “Company,” “we,” “us,” and “our” refer to Zai Lab Limited, a holding company, and its subsidiaries, on a consolidated basis; and references to “Zai Lab Limited” refer to Zai Lab Limited, a holding company. Zai Lab Limited is the entity in which investors are purchasing their interest.
Our operating subsidiaries consist of Zai Lab (Hong Kong) Limited, domiciled in Hong Kong; Zai Auto Immune (Hong Kong) Limited, domiciled in Hong Kong; Zai Anti Infectives (Hong Kong) Limited, domiciled in Hong Kong; Zai Lab (Shanghai) Co., Ltd., domiciled in mainland China; Zai Lab International Trading (Shanghai) Co., Ltd., domiciled in mainland China; Zai Lab (Suzhou) Co., Ltd., domiciled in mainland China; Zai Biopharmaceutical (Suzhou) Co., Ltd., domiciled in mainland China; Zai Lab Trading (Suzhou) Co., Ltd., domiciled in mainland China; Zai Lab (Taiwan) Limited, domiciled in Taiwan; Zai Lab (AUST) Pty. Ltd., domiciled in Australia; and Zai Lab (US) LLC, domiciled in the United States. As of the date of this Annual Report on Form 10-K, Zai Anti Infectives (Hong Kong) Limited has non-substantial business operations.
We own various registered trademarks, trademark applications, and unregistered trademarks and service marks, including various forms of the “ZAI LAB” and “再鼎医药” brands, as well as domain names incorporating some or all of these trademarks and our corporate logo. All other trade names, trademarks, and service marks of other companies appearing in this Annual Report on Form 10 K are the property of their respective holders. Solely for convenience, some of the trademarks and trade names in this document are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of, any other company.

Disclosures Relating to Our Chinese Operations
Zai Lab Limited is an exempted company incorporated in the Cayman Islands with limited liability on March 28, 2013. Any company that is registered in the Cayman Islands but conducts business mainly outside of the Cayman Islands may apply to be registered as an exempted company. We have substantial operations in mainland China. Below is a summary of certain risks related to our Chinese operations. For more information on material risks that may affect our business, ADSs, and ordinary shares, see Part I—Item 1A. Risk Factors.
Zai Lab Limited is not a Chinese operating company, but a holding company incorporated in the Cayman Islands.
Zai Lab Limited is not a Chinese operating company, but a holding company incorporated in the Cayman Islands. As a holding company, we conduct a substantial portion of our operations through wholly owned subsidiaries based in mainland China. Investors will not hold direct investments in our Chinese operating companies. In July 2021, the Chinese government provided new guidance on Chinese companies raising capital outside of mainland China, including through arrangements called variable interest entities (“VIEs”). Currently, our corporate structure contains no VIEs, and the life sciences industry in which we operate is not subject to foreign ownership limitations in mainland China. However, there
-iii-

are uncertainties with respect to the Chinese legal system, and there may be changes in laws, regulations, and policies, including how those laws, regulations and policies will be interpreted or implemented. If, in the future, the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently, the value of our ADSs and/or ordinary shares may decline or become worthless.
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
We are or may be required to obtain certain permissions from Chinese authorities to operate in mainland China, issue securities to foreign investors, and transfer certain scientific data.
We are or may be required to obtain certain permissions from Chinese authorities to operate in mainland China, issue securities to foreign investors, and transfer certain scientific data. The Chinese government has exercised, and may continue to exercise, substantial influence or control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in mainland China may be undermined if our Chinese subsidiaries are not able to obtain or maintain approvals to operate in mainland China. The central or local governments could impose new, stricter regulations or interpretations of existing regulations that could require additional expenditures and efforts on our part to comply with such regulations or interpretations.
We are not currently required to obtain prior approval or prior permission from the CSRC, or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. On February 17, 2023, the CSRC promulgated a new set of regulations that consists of the Trial Administrative Measures for Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which will become effective on March 31, 2023. Pursuant to the Trial Measures, we may be required to submit filings to the CSRC following the submission of future overseas listings and the completion of future offerings of our equity securities to foreign investors. For more details, see “Government Regulation—Other Significant Chinese Regulation Affecting Our Business Activities in China—Regulations on Securities Offering and Listing Outside of China.”
As there are uncertainties with respect to the Chinese legal system and changes in laws, regulations, and policies, including how those laws, regulations, and policies will be interpreted or implemented, we could be subject to additional requirements, approvals, or permissions in the future. We are required to obtain certain approvals from Chinese authorities in order to operate our Chinese subsidiaries. We are also required to obtain certain approvals from Chinese authorities before transferring certain scientific data abroad or to foreign parties or entities established or controlled by them.
We will be required to obtain approval from the Cyberspace Administration of China (“CAC”) when transfers out of mainland China of certain data are determined to be important data or personal data falls into any of the scenarios requiring a security assessment by the CAC specified in the Security Assessment Measures. The cross-border transfer out of mainland China of data requiring such a security assessment will not be allowed if the CAC does not approve the security assessment filing. In addition, the disclosure, sharing, or exporting to a foreign entity by a Chinese-owned entity of any data derived from human organs, tissues, or cells of Chinese individuals that contain human genetic materials requires a project-level approval by or a separate notification filing to the Human Genetic Resources Administration Office of China (“HGRAC”). The HGRAC also requires submission of a copy of the data to be exported. If our Chinese subsidiaries intend to receive certain clinical or personal data from Chinese-owned entities or transfer certain clinical or personal data out of mainland China, they will need to first evaluate whether a security assessment by the CAC or a clearance from the HGRAC
-iv-

will be triggered by such data transfer, pass the security assessment, make the necessary notification filings, or obtain the necessary project-level approvals for such data transfer.
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
To operate our general business activities in mainland China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the State Administration for Market Regulation (“SAMR”).
To operate our general business activities in mainland China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the SAMR. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR, and no application for any such license has been denied. Our Chinese subsidiaries are also required to obtain certain licenses and permits, including but not limited to the following material licenses and permits: Pharmaceutical Manufacturing Permits, Pharmaceutical Distribution Permits, and Medical Device Distribution Permits to manufacture and/or distribute drugs and/or applicable medical devices. No application for any such material license or permit has been denied.
In order to list our securities in the United States, we must continue to comply with the Holding Foreign Companies Accountable Act (“HFCAA”).
Because our prior auditor, which filed an audit report with our last annual report, was located in mainland China, a jurisdiction where the U.S. Public Company Accounting Oversight Board (“PCAOB”) had determined that it was unable to inspect or investigate completely because of restrictions imposed by Chinese authorities, U.S. Securities and Exchange Commission (“SEC”) staff conclusively identified us under the HFCAA in March 2022. Under the HFCAA, as amended in December 2022, if a company is conclusively identified under the HFCAA for two consecutive years, it would be prohibited from listing its securities on a national securities exchange or over-the-counter market in the United States. In May 2022, the Company engaged KPMG, an auditor located in the United States that is inspected by the PCAOB, as our independent registered public accounting firm. In addition, in December 2022, the PCAOB vacated its determination that it was unable to inspect and investigate PCAOB-registered public accounting firms in mainland China. As a result, until such time as the PCAOB issues a new determination, the SEC has determined that there are no issuers currently at risk of having their securities subject to a trading prohibition under the HFCAA. Although we are not currently at risk of delisting pursuant to the HFCAA, if the PCAOB were to issue a new determination regarding limitations on its ability to inspect or investigate our independent auditor and we were to fail to meet the audit requirements of the HFCAA for two consecutive years, we may be prohibited from listing our securities on a national securities exchange or over-the-counter market in the United States and delisted from the Nasdaq Global Market (“Nasdaq”), which could adversely affect the market price of our ordinary shares and/or ADSs and our ability to raise capital.

-v-

PART I
Item 1. Business
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, autoimmune disorders, infectious diseases, and neuroscience. To that end, our experienced team has secured partnerships with leading global biopharmaceutical companies in order to generate a broad pipeline of innovative marketed products and product candidates. We have also built an in-house team with strong product discovery and translational research capabilities and are establishing a pipeline of proprietary product candidates with global rights.
Our Mission and Corporate Strategic Goals
Our mission is to be a leading global biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that improve the lives of patients in China and worldwide.
Since the Company’s founding in 2013, we have taken steps to execute on our corporate strategy to become a fully integrated global biopharmaceutical company with substantial research and development, business development, and commercialization capabilities. To date, we have:
•received approval for and commercialized four products (ZEJULA, Optune, QINLOCK, and NUZYRA);
•expanded our pipeline to increase our product candidates under development from four in 2015 to 22 today across a range of therapeutic areas, including oncology, autoimmune disorders, infectious diseases, and neuroscience, including 13 programs in late-stage clinical development;
•partnered with established biopharmaceutical and leading healthcare companies in the United States, the European Union, and Japan such as GlaxoSmithKline plc (“GSK”), NovoCure Ltd. (“NovoCure”), Deciphera Pharmaceuticals, Inc. (“Deciphera”), Paratek Pharmaceuticals, Inc. (“Paratek”), argenx BV (“argenx”), Entasis Therapeutics Holdings, Inc. (“Entasis”), MacroGenics, Inc. (“MacroGenics”), Seagen Inc. (“Seagen”), Mirati Therapeutics, Inc. (“Mirati”), Amgen Inc. (“Amgen”), Bristol-Myers Squibb Company (“BMS”), Karuna Therapeutics, Inc. (“Karuna”), Regeneron Pharmaceuticals, Inc. (“Regeneron”), Taiho Pharmaceutical Co., Ltd. (“Taiho”), and Blueprint Medicines Corporation (“Blueprint”) through in-licensing product candidates to position ourselves as a partner of choice for the development and commercialization of novel therapeutics in Greater China;
•achieved reimbursement for ZEJULA, QINLOCK, and NUZYRA in mainland China through their inclusion on the National Reimbursement Drug List (“NRDL”);
•built a strong leadership team of seasoned industry veterans with extensive pharmaceutical research and development and commercialization experience in both global and Chinese biopharmaceutical companies as well as strong research and development and commercialization teams to execute our corporate strategic priorities;
•advanced our in-house discovery pipeline and capabilities targeting global markets; and
•continued to develop the necessary facilities and infrastructure in the United States and China to support our global leadership and corporate functions as well as our regulatory, clinical, manufacturing, and commercial activities.
In 2023, our key corporate strategic goals for driving innovation in China and beyond include:
•Accelerating Medicines to Patients: We seek to advance our product pipeline by continuing to invest in research and development, including internal discovery activities;

•Expanding Our Pipeline: We seek the continued growth of our differentiated product pipeline through regional and global collaborations and corporate development activities; and
•Continuing Our Commercial Excellence and Execution: We seek to continue delivering strong financial performance, including by increasing access to our existing commercial products and driving further increases in our efficiency and productivity as we continue preparations to launch eight additional products in Greater China in the next 2-3 years. Through our efforts, we seek to achieve overall corporate profitability by the end of 2025.
We also seek to build and maintain the trust of our stakeholders. In 2022, we established our ESG Trust for Life strategy, which includes three commitments: improve human health, create better outcomes, and act right now with ethical business practices and strong corporate governance. As part of our corporate strategy, and the actions taken in support of our corporate goals, we will continue to develop and integrate our Trust for Life strategy into our business and operations.
Dividends and Other Distributions
Zai Lab Limited is a holding company, and we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our ADSs or to service any debt we may incur. If any of our Chinese subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. To date, there have not been any such dividends or other distributions from our Chinese subsidiaries to our subsidiaries located in or outside of mainland China. In addition, as of the date of this Annual Report on Form 10-K, none of our subsidiaries have ever issued any dividends or distributions to us or their respective shareholders in or outside of mainland China, and neither Zai Lab Limited nor any of our subsidiaries has ever directly or indirectly paid dividends or made distributions to U.S. investors. Zai Lab (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $416.5 million in capital contributions via twenty-three separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2014 to 2023 to fund its business operations in mainland China. Zai Lab International Trading (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Shanghai) Co., Ltd., its sole shareholder, in 2019 to fund its business operations in mainland China. Zai Lab (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB166.5 million in capital contributions via ten separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2015 to 2019 to fund its business operations in mainland China. Zai Lab Trading (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Suzhou) Co., Ltd., its sole shareholder, in 2020 to fund its business operations in mainland China. Zai Biopharmaceutical (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $15.0 million in capital contributions via four separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2017 to 2018 to fund its business operations in mainland China. In the future, cash proceeds raised from our overseas financing activities may be transferred by us to our Chinese subsidiaries via capital contributions, shareholder loans or intercompany loans.
According to the Foreign Investment Law of the People’s Republic of China and its implementing rules, which jointly established the legal framework for the administration of foreign-invested companies, a foreign investor may, in accordance with other applicable laws, freely transfer into or out of mainland China its contributions, profits, capital earnings, income from asset disposal, intellectual property rights, royalties acquired, compensation, or indemnity legally obtained, and income from liquidation, made or derived within the territory of mainland China in RMB or any foreign currency, and any entity or individual shall not illegally restrict such transfer in terms of the currency, amount, and frequency. According to the Company Law of the People’s Republic of China and other Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, each of our Chinese subsidiaries is required to set aside at least 10% of its accumulated after-tax profits, if any, each year to fund a certain statutory reserve fund until the aggregate amount of such fund reaches 50% of its registered capital. Where the statutory reserve fund is insufficient to cover any loss the Chinese subsidiary incurred in the previous financial year, its current financial year’s accumulated after-tax profits shall first be used to cover the loss before any statutory reserve fund is drawn therefrom. Such statutory reserve funds and the accumulated after-tax profits that are used for covering the loss cannot be distributed to us as dividends. At their discretion, our Chinese subsidiaries may allocate a portion of their after-tax profits based on Chinese accounting standards to a discretionary reserve fund.
Renminbi, or RMB, is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our Chinese subsidiaries to use their potential future RMB revenues to pay dividends to us. The

Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of mainland China. Shortages in availability of foreign currency may then restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to our offshore entities for those offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign-currency-denominated obligations. RMB is currently convertible under the “current account,” which includes dividends and trade- and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt (which may be denominated in foreign currency or RMB), including loans we may secure for our Chinese subsidiaries. Currently, our Chinese subsidiaries may purchase foreign currency for settlement of current account transactions, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange of China (“SAFE”) by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of mainland China or pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries. See Part I—Item 1A. Risk Factors for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company, and the potential for holders of our ADSs and ordinary shares to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes.
Our Commercial Products
The following table summarizes the status of our approved commercial products:

Product	Indications	Regulatory Status	Commercial Rights	Partner
	1st line and 2nd line ovarian cancer maintenance treatment Platinum sensitive relapsed ovarian cancer maintenance treatment	Launched in mainland China, Hong Kong, and Macau	Mainland China, Hong Kong, and Macau	GSK

	Newly diagnosed glioblastoma multiforme (“GBM”) Recurrent GBM	Launched in mainland China, Hong Kong, and Macau	Mainland China, Hong Kong, Macau, and Taiwan	NovoCure

	Unresectable, locally advanced, or metastatic malignant pleural mesothelioma (“MPM”)	Launched in Hong Kong and Macau	Mainland China, Hong Kong, Macau, and Taiwan

	4th line gastrointestinal stromal tumors (“GIST”)	Launched in mainland China, Hong Kong, and Taiwan; approved in Macau	Mainland China, Hong Kong, Macau, and Taiwan	Deciphera

	Community-acquired bacterial pneumonia (“CABP”) Acute bacterial skin and skin structure infections (“ABSSSI”)	Launched in mainland China	Mainland China, Hong Kong, Macau, and Taiwan	Paratek
ZEJULA (Niraparib)

ZEJULA is an oral, once-daily small-molecule poly (ADP-ribose) polymerase (“PARP”) 1/2 inhibitor. A PARP inhibitor blocks the ability of cancer cells to repair themselves after they have been damaged by radiation and certain chemotherapies. This inhibition of DNA damage repair can result in the inability of cancer cells to replicate themselves and in programmed cell death. Tumors that are deficient in key DNA damage repair pathways, such as BRCA1 mutant tumors, are particularly sensitive to ZEJULA. As maintenance therapy, ZEJULA is for women who have had prior chemotherapy treatment but are at high risk of cancer recurrence. ZEJULA is intended to avoid or slow a recurrence of the cancer if it is in remission after prior treatment. In the maintenance setting, ZEJULA does not require the addition of radiation or chemotherapies to kill tumor cells.
Since 2016, we have had an exclusive license agreement with Tesaro Inc. (a company later acquired by GSK) to develop and commercialize ZEJULA in mainland China, Hong Kong, and Macau for all potential indications except prostate cancer. For more information on this collaboration and license agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—GSK (Niraparib).
ZEJULA is currently marketed in the United States, Europe, Greater China, Canada, Australia, and certain other countries/regions. ZEJULA was first approved in 2017 by the FDA for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who exhibit a complete or partial response to platinum-based chemotherapy and by the EMA as a monotherapy for the maintenance treatment of adult patients with platinum-sensitive, relapsed high-grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in complete response or partial response to platinum-based chemotherapy. Subsequently, in 2019, the FDA approved ZEJULA for treatment of patients with advanced ovarian, fallopian tube, or primary peritoneal cancer treated with three or more prior chemotherapy regimens whose cancer is associated with homologous recombination deficiency (“HRD”)-positive status. And, in 2020, the FDA approved it as a monotherapy in first-line maintenance treatment of women with advanced ovarian cancer who are in complete or partial response to first-line platinum-based chemotherapy regardless of biomarker status, and the EMA approved it as a first-line monotherapy maintenance treatment for adult patients with advanced epithelial (FIGO Stages III and IV) high-grade ovarian, fallopian tube, or primary peritoneal cancer who are in complete or partial response following platinum-based chemotherapy regardless of biomarker status.
The NMPA approved ZEJULA as a maintenance therapy for adult patients in mainland China with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer, who are in complete or partial response to platinum-based chemotherapy in December 2019 and as a maintenance therapy for adult patients in mainland China with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer, who are in complete or partial response to first-line platinum-based chemotherapy in September 2020.
Throughout this year, the FDA has been reviewing data on PARP inhibitors, and other companies have issued Dear HCP Letters in the U.S. as a result of ongoing discussions with the FDA. In September 2022, GSK disclosed that it was in discussions with the FDA to discuss overall survival (“OS”) data from GSK’s ENGOT-OV16/NOVA Phase III clinical trial for adult patients with recurrent ovarian cancer irrespective of the gBRCA mutation. We do not expect the FDA’s discussions with GSK to impact our approval from the NMPA for ZEJULA in China. The NMPA’s full approval of ZEJULA for patients with recurrent ovarian cancer is based on a separate study, the NORA study, which is a Phase 3 randomized, double-blind, placebo-controlled study of ZEJULA that the Company independently conducted in China. While the NORA study is not fully mature, to date, favorable trends have been observed in OS irrespective of gBRCA mutation status. In December 2022, we presented new interim OS data in Chinese patients with platinum-sensitive recurrent ovarian cancer (“PSROC”) from the Phase III NORA study for ZEJULA at the European Society for Medical Oncology (“ESMO”) Virtual Plenary. Median OS was numerically longer for patients receiving ZEJULA regardless of biomarker status, at 46.3 months compared to 43.4 months in the placebo group, and no new safety issues were identified. As a result, we do not anticipate that our second-line all-comer label in China will be affected by the FDA’s discussions with GSK. We also do not expect a change in our first-line label for ZEJULA; the FDA’s discussions with GSK do not apply to this indication. In February 2023, the NMPA approved ZEJULA as a first-line ovarian cancer maintenance treatment; this complete approval was based on data from the Phase III PRIME study in China.
Market Opportunity for ZEJULA
We have completed several studies evaluating ZEJULA as a treatment for Chinese patients with ovarian cancer, which is one of the most common gynecological cancers in China, with over 55,000 newly diagnosed cases and 37,000 deaths in China annually.
We launched ZEJULA in mainland China in January 2020 after ZEJULA was approved by the NMPA in December 2019 as a maintenance treatment for women with recurrent platinum-sensitive ovarian cancer. In September 2020, ZEJULA was approved by the NMPA as a maintenance treatment for adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy. In December 2020, ZEJULA was included in the NRDL as maintenance therapy for adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer (collectively, termed as ovarian cancer) who are in a complete or partial response to platinum-based chemotherapy, and in December 2021, ZEJULA was included in the NRDL as a first-line maintenance treatment of adult patients with advanced ovarian cancer following a response to platinum-based chemotherapy.
We also previously launched ZEJULA in Hong Kong in December 2018 for adult patients with platinum-sensitive, relapsed high-grade, serous epithelial ovarian cancer who are in a complete response or partial response to platinum-based chemotherapy after approval by the Hong Kong Department of Health. In August 2021, the Hong Kong Department of Health approved our post-approval variation for ZEJULA as a maintenance treatment for adult patients with high-grade serous epithelial ovarian cancer who are in a complete response or partial response to first-line platinum-based chemotherapy. ZEJULA was approved and launched in Macau for the same indication.
For details about our clinical development of ZEJULA, see Part I—Item 1. Business—Our Oncology Pipeline—Additional Indications for ZEJULA.
Optune (Tumor Treating Fields)
Tumor Treating Fields (or “TTFields”) is a cancer therapy that uses electric fields tuned to specific frequencies to disrupt cell division, inhibiting tumor growth, causing cancer cell death, decreasing cell migration, and inhibiting DNA damage response. TTFields therapy is delivered through a portable medical device. The complete delivery system, called Optune or Optune Lua, includes a portable electric field generator, arrays, rechargeable batteries, and accessories. Sterile, single-use arrays are placed directly on the skin in the region surrounding the tumor and connected to the electric field generator to deliver therapy. Arrays are changed when hair growth or the hydrogel reduces array adhesion to the skin. The therapy is designed to be delivered continuously throughout the day and night, and efficacy is strongly correlated to time on therapy. When the device is turned on, TTFields are continuously generated within the specific region of the body covered by the arrays. Healthy tissues located outside of this region remain unaffected by the therapy.
Since 2018, we have had an exclusive license from NovoCure to develop and commercialize Optune in Greater China in all human therapeutic and preventive uses in the field of oncology. For more information on this license and collaboration agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—NovoCure (Tumor Treating Fields).
TTFields is currently marketed in the United States, Greater China, Europe, Japan, and certain other countries/regions. In 2015, Optune was approved by the FDA for the treatment of adult patients with newly diagnosed GBM in combination with temozolomide (“TMZ”), a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. In May 2020, the NMPA approved the Marketing Authorization Application (“MAA”) for Optune in combination with TMZ for the treatment of patients with newly diagnosed GBM and also as a monotherapy for the treatment of patients with recurrent GBM. Optune is also approved or has a CE certificate for the treatment of GBM in the European Union, Japan, and certain other countries.
In May 2019, NovoCure received FDA approval for the use of Optune Lua as a Humanitarian Use Device in combination with chemotherapy for the first-line treatment of adult patients with unresectable, locally advanced, or metastatic MPM. MPM is a type of cancer that occurs in the thin layer of tissue in the torso covering internal organs. In November 2022, the MAA for MPM was accepted by the NMPA.
Market Opportunity for Optune
GBM, a malignant form of astrocytoma, is the most aggressive form of brain cancer. In mainland China during 2019, GBM represented about 46% of all newly diagnosed cases of brain cancer, with an estimated annual incidence of 15,134 patients in 2020. GBM is treated mainly by surgery, radiotherapy, and TMZ. Despite these treatments, prospects for long-term survival remain poor. In mainland China, the five-year survival rate of GBM patients is less than 5%. Optune is the first treatment approved by the NMPA for GBM in mainland China since 2007.
We launched Optune in Hong Kong in 2018 and in mainland China in June 2020 after the NMPA approved Optune in May 2020 in combination with TMZ for the treatment of patients with newly diagnosed GBM and also as a monotherapy for the treatment of patients with recurrent GBM. As of December 31, 2022, Optune was listed in 87 regional customized commercial health insurance plans guided by provincial or municipal governments throughout mainland China, or supplemental insurance plans, up from 33 as of December 31, 2021. Enrollment into these regional reimbursement programs has improved, and we expect will continue to improve, access to Optune for patients in need across mainland China.

We launched Optune Lua, a portable medical device that delivers TTFields for the treatment of unresectable, locally advanced, or metastatic MPM in Hong Kong in August 2020 and in Macau in October 2020.
For more information about our clinical development of TTFields, see Part I—Item 1. Business—Our Oncology Pipeline—Additional Indications for Tumor Treating Fields.
QINLOCK (Ripretinib)
QINLOCK is an orally administered switch-control tyrosine kinase inhibitor that was engineered to broadly inhibit KIT and PDGFRα mutated kinases by using a dual mechanism of action that regulates the kinase switch pocket and activation loop.
Since 2019, we have had an exclusive license from Deciphera to develop and commercialize QINLOCK in Greater China for the prevention, prophylaxis, treatment, cure, or amelioration of any disease or medical condition in humans. For more information on this license agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—Deciphera (Ripretinib).
QINLOCK is currently approved and marketed in the United States, Greater China, Canada, Australia, and certain other countries/regions for the treatment of fourth-line advanced gastrointestinal stromal tumor (“GIST”). In May 2020, the FDA approved QINLOCK for adult patients with GIST who have received prior treatment with three or more kinase inhibitors, including imatinib. QINLOCK was approved for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, by the NMPA, Hong Kong Department of Health, and Taiwan Food and Drug Administration in March 2021, February 2020, and September 2021, respectively. In January 2023, QINLOCK was approved for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, in Macau.
In January 2023, Deciphera presented additional data from the planned exploratory analysis from the INTRIGUE Phase III clinical study of QINLOCK using circulating tumor DNA (“ctDNA”) for second-line GIST patients. Patients with mutations in KIT exon 11 and exon 17/18 only derived substantially improved clinical benefit with QINLOCK versus sunitinib. Deciphera plans to initiate the INSIGHT pivotal Phase III clinical study of QINLOCK versus sunitinib in second-line GIST patients with mutations in KIT exon 11 and 17/18 only in the second half of 2023.
Market Opportunity for QINLOCK
We launched QINLOCK in mainland China in May 2021, after receiving NMPA approval in March 2021, and we are focused on the commercialization of QINLOCK for the treatment of fourth-line GIST in Greater China, where we believe QINLOCK is the standard of care. GISTs are the most common mesenchymal tumors, accounting for about 1/20 of gastrointestinal tumors, with an estimated annual incidence of around 20,000 to 30,000 newly diagnosed patients per year in mainland China.
In January 2023, QINLOCK was included in the NRDL for the treatment of advanced GIST patients who have received prior treatment with three or more kinase inhibitors in the all-comer setting.
NUZYRA (Omadacycline)
NUZYRA is a once-daily oral and intravenous antibiotic in a new class of tetracycline derivatives known as aminomethylcyclines. NUZYRA is primarily being developed by our partner Paratek Pharmaceuticals, Inc. (“Paratek”) for the treatment of adults with CABP and ABSSSI in both hospital and community settings.
Since 2017, we have had an exclusive license from Paratek to develop, manufacture, and commercialize NUZYRA in Greater China in all human therapeutic and preventive uses other than biodefense. For more information on this license and collaboration agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—Paratek (Omadacycline).
NUZYRA is currently marketed in the United States and mainland China. In October 2018, NUZYRA was approved by the FDA for once-daily oral or intravenous (“IV”) administration for the treatment of adults with CABP and ABSSSI. In December 2021, the NMPA approved NUZYRA as a category 1 innovative drug for the treatment of patients with CABP and ABSSSI for both oral and IV formulation. NUZYRA is locally manufactured by CMOs in mainland China.
Market Opportunity for NUZYRA
The World Health Organization has identified the worldwide development of resistance to currently available antibacterial agents as one of the greatest threats to human health. In 2020, the estimated incidence of CABP in mainland

China was approximately 10 million patients, and in 2015, the estimated incidence of ABSSSI in mainland China was 2.8 million patients.
We launched NUZYRA in mainland China in December 2021. In January 2023, NUZYRA was included in the NRDL for the treatment of adults with CABP and ABSSSI for IV formulation.
Our Pipeline of Product Candidates
The following table summarizes the status of our clinical pipeline assets as of February 28, 2023:
Notes: *Greater China trial in preparation or under planning; (1) Reflects ongoing trials run by GSK, including a Phase III trial in non-small cell lung cancer (“NSCLC”); (2) Phase II pilot trial conducted in China; (3) New Drug Application (“NDA”) acceptance in mainland China in January 2022; (4) FDA accelerated approval in September 2021; (5) FDA accelerated approval in December 2022; (6) Global Phase III trial initiated; (7) Global Phase I/IIa trial ongoing; (8) Zai Lab expects to launch a global Phase I trial in the first half of 2023; (9) Achieved proof of concept in Phase Ib study in October 2021; (10) NDA was granted Priority Review in China in January 2023; (11) Includes Greater China, South Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand, and Japan. Please read this table in conjunction with the remainder of this Annual Report on Form 10-K.

Abbreviations: B-NHL = B-cell non-Hodgkin lymphoma; GEJ = gastroesophageal junction; gMG = generalized myasthenia gravis; ITP = immune thrombocytopenia; PV = pemphigus vulgaris; CIDP = chronic inflammatory demyelinating polyneuropathy.
Our Oncology Pipeline
Additional Indications for ZEJULA
ZEJULA is a once-daily small-molecule poly (ADP-ribose) polymerase 1/2, or PARP 1/2, inhibitor.

As discussed above, we have the exclusive right to develop and commercialize ZEJULA in our licensed territories for all potential indications except prostate cancer pursuant to an exclusive license agreement with GSK. For more information on this collaboration and license agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—GSK (Niraparib).
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
We continue to explore the use of ZEJULA, including the combination potential of ZEJULA with immuno-oncology therapy, targeted therapy, and chemotherapy in clinically relevant indications.
Additional Indications for Tumor Treating Fields
TTFields therapy is a cancer treatment that uses electric fields tuned to specific frequencies to disrupt cancer cell division.
As discussed above, we have an exclusive license from NovoCure to develop and commercialize Optune in Greater China in all human therapeutic and preventive uses in the field of oncology. For more information on this license and collaboration agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements – NovoCure (Tumor Treating Fields).
NovoCure continues to test TTFields against a broad range of solid tumor types, including NSCLC, gastric cancer, and pancreatic cancer. We have enrolled, or intend to enroll, patients in Greater China in the various global trials for TTFields. The studies currently underway affect over 1.8 million new patients a year in China.
We are participating in the Phase III pivotal LUNAR trial, which is intended for patients who have recently been diagnosed with progression of NSCLC during or after platinum-based therapy. Lung cancer has the highest total incidence of any cancer in mainland China. According to the World Health Organization, the incidence of lung cancer in mainland China in 2020 was 815,563 cases, with 714,699 deaths. In mainland China, the five-year survival rate of lung cancer is estimated to be about 20%. Lung cancer consists of NSCLC in approximately 85% of cases and small cell lung cancer (“SCLC”) in approximately 15% of cases. In January 2023, Zai Lab and NovoCure announced that the pivotal LUNAR study for patients with stage 4 NSCLC who progressed during or after platinum-based therapy met its primary endpoint, demonstrating a statistically significant and clinically meaningful improvement in overall survival over standard therapies alone. The LUNAR study also showed a statistically significant and clinically meaningful improvement in overall survival when patients were treated with TTFields and immune checkpoint inhibitors, as compared to those treated with immune checkpoint inhibitors alone, and a positive trend in overall survival when patients were treated with TTFields and docetaxel versus docetaxel alone. TTFields therapy was well tolerated by patients enrolled in the experimental arm of the study.
We are participating in the EF-31 Phase II pilot study evaluating the safety and efficacy of TTFields together with standard-of-care treatment (chemotherapy alone or in combination with trastuzumab for HER2-positive patients) as a first-line treatment in patients with gastric cancer. In June 2022, we and NovoCure announced that this study met its primary endpoint of objective response rate with supportive signals across secondary endpoints. TTFields therapy was well tolerated, with no increase in the systemic toxicity of the XELOX chemotherapy regimen or the combination regimen, and no high-grade skin toxicities were reported. Initial analysis was conducted with a median follow-up period of 8.6 months. The primary endpoint, confirmed objective response rate, was 50%. Median progression-free survival was 7.8 months. Duration of response was 10.3 months. Median overall survival has not yet been reached with a one-year survival rate of 72%. Gastric cancer is the third most-frequent cancer in China. According to the World Health Organization, more than one million new gastric cancer cases are diagnosed worldwide in 2020, and approximately half of all gastric cancer cases occur in China. Currently, the five-year survival rate of locally advanced or metastatic gastric cancer ranges from 5% to 20%, and the median overall survival is approximately one year.
In March 2022, NovoCure announced the results of a pre-specified interim analysis for the global Phase III pivotal INNOVATE-3 study evaluating the safety and efficacy of TTFields together with paclitaxel for the treatment of patients with platinum-resistant ovarian cancer. An independent data monitoring committee reviewed the safety data for all platinum-resistant ovarian cancer patients enrolled in the trial. The pre-specified interim analysis concluded that the INNOVATE-3 study should proceed to the final analysis as planned. Data will be reviewed in 2023, following an 18-month follow-up period.
We are participating in the PANOVA-3 Phase III pivotal trial of TTFields for pancreatic cancer. In February 2023, NovoCure announced that the last patient has been enrolled in this study. PANOVA-3 is a global, open-label, randomized Phase III trial evaluating the efficacy of TTFields administered concomitantly with gemcitabine and nab-paclitaxel as front-line treatment for patients with unresectable, locally advanced pancreatic cancer. The primary endpoint is overall survival. Secondary endpoints include progression-free survival, local progression-free survival, objective response rate, one-year survival rate, quality of life, pain-free survival, respectability rate, and toxicity. According to the World Health Organization, pancreatic cancer was the eighth-leading cancer type in mainland China in 2020, with an estimated 124,994 newly diagnosed cases and 121,853 deaths. The current median survival of patients with metastatic pancreatic cancer is four to six months, and the five-year survival rate is 7.2%, making it the malignancy with the lowest survival rate in mainland China.
We are also participating in the pivotal METIS study evaluating the efficacy of TTFields therapy following stereotactic radiosurgery for treatment of patients with brain metastases resulting from NSCLC. In March 2023, NovoCure announced that the last patient has been enrolled in this study.
In September 2021, NovoCure announced that the FDA had granted breakthrough designation to the NovoTTF-200T System, a TTFields delivery system, for use with atezolizumab and bevacizumab for the first-line treatment of patients with unresectable or metastatic liver cancer. We expect to participate in the global Phase III study for liver cancer.
MARGENZA™ (margetuximab)
Margetuximab is an investigational, immune-enhancing monoclonal antibody that targets HER2-expressing tumors, including certain types of breast and gastroesophageal cancers.
Since 2018, we have had an exclusive license from MacroGenics to develop and commercialize MARGENZA in Greater China in all human fields of use. For more information on the collaboration agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements – MacroGenics (including Margetuximab and Tebotelimab).
In December 2020, the FDA approved MARGENZA for use in the United States, in combination with chemotherapy, for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease.
In January 2022, the NMPA accepted the NDA for review of margetuximab for the treatment of adult patients with metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 regimens, at least one of which was for metastatic disease, in combination with chemotherapy.
TIVDAK (Tisotumab vedotin)
TIVDAK is an antibody drug conjugate (“ADC”) composed of Genmab’s human monoclonal antibody directed against cell surface tissue factor (“TF”) and Seagen’s ADC technology that utilizes a protease-cleavable linker that covalently attaches the microtubule-disrupting agent monomethyl auristatin E (“MMAE”) to the antibody. MMAE disrupts the microtubule network of actively dividing cells, leading to cell cycle arrest and apoptotic cell death of actively dividing cells. In vitro, TIVDAK also mediates antibody-dependent cellular phagocytosis (“ADCP”) and antibody-dependent cellular cytotoxicity (“ADCC”).
Since September 2022, we have had an exclusive license from Seagen to develop and commercialize TIVDAK in Greater China. For more information on this collaboration and license agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements – Seagen (TIVDAK).
In 2021, TIVDAK was approved in the United States for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy and is an important addition to our oncology portfolio. We are participating in the global Phase III confirmatory innovaTV 301 study in second- or third-line recurrent or metastatic cervical cancer, and we treated the first patient in China in February 2023.
KRAZATI™ (Adagrasib)
Adagrasib is a highly selective and potent oral small-molecule inhibitor of KRASG12C for treating KRAS-G12C-mutated NSCLC, colorectal cancer (“CRC”), pancreatic cancer, and other solid tumors.
Since May 2021, we have had an exclusive license from Mirati to develop and commercialize adagrasib in Greater China. For more information on the collaboration and license agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements – Mirati (Adagrasib).

Mirati is conducting several studies of adagrasib for the treatment of KRASG12C-mutated NSCLC, CRC, pancreatic cancer, and other solid tumors. We have enrolled, or intend to enroll, patients in Greater China in various global trials for adagrasib.
In December 2022, the FDA approved adagrasib for the treatment of patients with NSCLC who harbor the KRASG12C mutation who have received at least one prior systemic therapy.
Adagrasib was also granted accelerated approval by the FDA in December 2022 for adult patients with KRASG12C-mutated locally advanced or metastatic NSCLC who have received at least one prior systemic therapy. We seek to leverage the global data package for the FDA approval, the ongoing PK study in China, and the global confirmatory KRYSTAL-12 study to obtain regulatory approval in China. We are participating in the global Phase III KRYSTAL-12 study and treated the first patients in Greater China in July 2022.
In December 2022, the FDA granted Breakthrough Therapy Designation to adagrasib in combination with cetuximab for the treatment of patients with KRASG12C-mutated, advanced CRC whose cancer has progressed following prior treatment with chemotherapy and an anti-VEGF therapy. This designation is supported by results from the Phase Ib cohort of the KRYSTAL-1 trial. The FDA also granted accelerated approval for KRAZATI as a targeted treatment option for adult patients with KRASG12C-mutated locally advanced or metastatic NSCLC who have received at least one prior systemic therapy. We will continue to participate in the global Phase III KRYSTAL-10 study, which we joined in June 2022.
For first-line NSCLC, we are participating in the global Phase II KRYSTAL-7 study of adagrasib in combination with pembrolizumab in first-line KRASG12C-mutated NSCLC patients, and we treated the first patient in Greater China in August 2022. In December 2022, Mirati reported results from the KRYSTAL-7 Phase II trial and KRYSTAL-1 Phase Ib cohort evaluating adagrasib concurrent combined with pembrolizumab in patients for the treatment of first-line NSCLC harboring a KRASG12C mutation across all PD-L1 subgroups. These results are the first to demonstrate the tolerability and feasibility of a concurrent combination regimen of a KRASG12C inhibitor and a PD-1/L1 checkpoint inhibitor.
In September 2022, Mirati presented results from KRYSTAL-1, a multicohort Phase I/II study evaluating adagrasib with or without cetuximab in patients with advanced CRC harboring a KRASG12C mutation. Of the evaluable patients in the adagrasib monotherapy cohort (n=43), the investigator assessed confirmed objective response rate (“ORR”) was 19% (8/43), and the disease control rate (“DCR”) was 86% (37/43). The median duration of response (“DOR”) was 4.3 months (95% CI, 2.3–8.3), and median PFS was 5.6 months (95% CI, 4.1–8.3). Of the evaluable patients in the adagrasib plus cetuximab combination cohort (n=28), the investigator assessed confirmed ORR was 46% (13/28), and the DCR was 100% (28/28). The median DOR was 7.6 months (95% CI 5.7–NE), and median PFS was 6.9 months (95% CI, 5.4–8.1). The prognosis for patients with CRC has historically been poor in later lines of therapy with response rates of approximately 1-2% and median PFS of approximately 2 months in patients with late-line CRC; patients with KRASG12C-mutated CRC tend to have even worse outcomes than the broader CRC patient population. In the overall subset of patients with KRASG12C-mutated CRC evaluated in this study, adagrasib was found to be well-tolerated as a monotherapy and in combination with cetuximab. The majority of observed treatment-related adverse events (“TRAEs”) were grade 1-2 (59%); no grade 5 TRAEs were observed.
In June 2022, Mirati presented full results from the registration-enabling Phase II cohort of the KRYSTAL-1 study evaluating adagrasib in patients with previously treated NSCLC harboring a KRASG12C mutation. This presentation included results from a retrospective subgroup analysis from the Phase II NSCLC cohort of the KRYSTAL-1 study evaluating adagrasib in patients with KRASG12C-mutated NSCLC and stable, previously treated central nervous system (“CNS”) metastases. The initial clinical results from the Phase II registration-enabling study (n=112) showed that the ORR was 43%, the disease control rate (“DCR”) was 80%, the median duration of response (“mDOR”) was 8.5 months (95% confidence interval (“CI”): 6.2 – 13.8), and the mPFS was 6.5 months (95% CI: 4.7 – 8.4). With a January 15, 2022 data cutoff, the median overall survival (“mOS”) was 12.6 months (95% CI: 9.2 – 19.2). With respect to CNS-specific activity in a subset analysis of stable, previously treated CNS metastases (n=33), results revealed an intracranial (“IC”) ORR of 33% (11/33). Mirati also reported updated findings from a pooled analysis from the KRYSTAL-1 study, including the registrational Phase II and Phase I/Ib NSCLC cohorts. The initial results of the pooled analysis of KRYSTAL-1 NSCLC cohorts (n=132) showed that the ORR was 44%, the DCR was 81%, the mDOR was 12.5 months, and the mPFS was 6.9 months. With a January 15, 2022 data cutoff, the mOS was 14.1 months.
In June 2022, Mirati also announced the results of a prospective analysis from the Phase Ib cohort of the KRYSTAL-1 study evaluating IC responses of adagrasib in patients with KRASG12C-mutated advanced NSCLC with active and untreated CNS metastases. The results of the CNS-specific activity in active and untreated CNS metastases (n=19) showed an IC ORR of 32% (6/19).

In January 2022, Mirati announced positive results from a Phase II cohort of the KRYSTAL-1 study evaluating adagrasib at the 600mg BID dose in patients with pretreated pancreatic ductal adenocarcinoma and other gastrointestinal (“GI”) tumors harboring a KRASG12C mutation, including cancers of the biliary tract, appendix, small bowel, gastro-esophageal junction, and esophagus. Results showed that adagrasib demonstrated significant clinical activity and broad disease control. Of the evaluable patients (n=27), the ORR was 41% and the DCR was 100%. In the overall subset of patients with KRAS-G12C-mutated GI cancers evaluated in this cohort, adagrasib was well-tolerated, with a manageable safety profile.
Bemarituzumab
Bemarituzumab is a humanized monoclonal antibody (IgG1 isotype) specific to the human FGFR2b receptor that is in clinical development as a targeted therapy for gastric and GEJ cancer patients whose tumors overexpress FGFR2b.
Since 2017, we have had an exclusive license from Five Prime Therapeutics, Inc. (“Five Prime”) (a company later acquired by Amgen) to develop and commercialize bemarituzumab in Greater China for the treatment or prevention of any disease or condition in humans. For more information on this license agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—Amgen (Bemarituzumab).
In September 2021, the Center for Drug Evaluation (“CDE”) of the NMPA granted Breakthrough Therapy Designation for bemarituzumab (FPA144) for first-line treatment for patients with FGFR2b-overexpressing and human epidermal growth factor receptor 2 (“HER2”)-negative metastatic and locally advanced gastric and GEJ cancers in combination with modified FOLFOX6 (fluoropyrimidine, leucovorin, and oxaliplatin).
Amgen is conducting a registrational Phase III program for bemarituzumab in first-line advanced gastric and GEJ cancer. This program is evaluating bemarituzumab in combination with either backbone chemotherapy or chemotherapy plus a checkpoint inhibitor. We plan to join the global Phase 3 FORTITUDE-101 study in first-line gastric cancer in China in mid-2023.
Amgen continues to enroll patients in several studies of bemarituzumab, including: FORTITUDE-101, a Phase III study of bemarituzumab plus chemotherapy, versus placebo plus chemotherapy in first-line gastric cancer with FGFR2b overexpression, and FORTITUDE-102, the Phase III portion of the Ib/III study of bemarituzumab plus chemotherapy and nivolumab versus chemotherapy and nivolumab in first-line gastric cancer with FGFR2b overexpression. We expect to join the global Phase III FORTITUDE-101 study in China around mid-2023.
In the second quarter of 2022, Amgen reported that the final analysis of the FIGHT study, a Phase II randomized, double-blind, controlled study evaluating bemarituzumab and modified FOLFOX6 (“mFOLFOX6”) in patients with previously untreated advanced gastric and gastroesophageal junction cancer was completed, with results continuing to demonstrate that bemarituzumab + mFOLFOX6 improves the clinical outcome of patients with FGFR2b expressing tumors with no new safety concerns and noting that a greater survival benefit was observed with increasing FGFR2b expression levels. In addition, Amgen initiated a Phase Ib/II FORTITUDE-310 study evaluating the safety and efficacy of bemarituzumab monotherapy in solid tumors with FGFR2b overexpression.
Odronextamab
Odronextamab is an investigational bispecific monoclonal antibody designed to trigger tumor killing by linking and activating a cytotoxic T-cell (binding to CD3) to a lymphoma cell (binding to CD20). Odronextamab has demonstrated clinical activity in heavily pre-treated patients with late stages of follicular lymphoma (“FL”), diffuse large B-cell lymphoma (“DLBCL”), and other B-cell lymphomas in a Phase I trial and is currently being investigated in a potentially registrational Phase II program.
Since April 2020, we have had an exclusive license from Regeneron Ireland Designated Activity Company, an affiliate of Regeneron, to develop and commercialize odronextamab for oncology in Greater China. For more information on the collaboration agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—Regeneron (Odronextamab).
We have received Clinical Trial Application (“CTA”) approval in mainland China for, and have joined, the open-label, multi-center, global, registrational Phase II program evaluating the efficacy and safety of odronextamab in several disease-specific cohorts, including patients with relapsed/refractory (“R/R”) FL and DLBCL. In December 2022, Regeneron announced positive first interim data from the ELM-2 Phase II trial in patients with heavily pre-treated, R/R FL and DLBCL. The data were presented at the 64th American Society of Hematology Annual Meeting. In the FL cohort, odronextamab showed the highest CR rates observed in this late-stage setting to date. In the DLBCL cohort, the ORRs are comparable in patients regardless of CAR-T experience. The modified step-up dosing regimen appears to demonstrate an improved safety profile with consistent efficacy resulting in lower rates of treatment discontinuations, interruptions, dose reductions, and dose delay. There is zero Gr3+ CRS event for both the FL and DLBCL cohorts.
Repotrectinib
Repotrectinib is an investigational next-generation tyrosine kinase inhibitor (“TKI”) designed to effectively target ROS1 and TRK A/B/C in TKI-naïve or TKI-pretreated cancer patients.
Since July 2020, we have had an exclusive license from Turning Point Therapeutics (a company later acquired by BMS) to develop and commercialize repotrectinib in Greater China in all human therapeutic indications. For more information on this license agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—BMS (Repotrectinib).
The FDA has granted two Breakthrough Therapy Designations for repotrectinib for:
•Patients with advanced solid tumors that have an NTRK gene fusion who have progressed following treatment with one or two prior TRK TKIs, with or without prior chemotherapy, and have no satisfactory alternative treatments;
•Patients with ROS1-positive metastatic NSCLC who have not been treated with a ROS1 TKI.
The FDA has also granted four Fast-Track designations for repotrectinib for:
•Patients with ROS1-positive advanced NSCLC who have not been previously treated with a ROS1 TKI;
•Patients with ROS1-positive advanced NSCLC who have been previously treated with one prior line of platinum-based chemotherapy and one prior ROS1 TKI;
•Patients with ROS1-positive advanced NSCLC pretreated with one prior ROS1 TKI without prior platinum-based chemotherapy; and
•Patients with advanced solid tumors who have an NTRK gene fusion and who have progressed following treatment with at least one prior line of chemotherapy and one or two prior TRK TKIs and have no satisfactory alternative treatments.
Repotrectinib was also granted Orphan Drug Designation by the FDA in 2017.
We are participating in the global TRIDENT-I study for repotrectinib for the treatment of patients with ROS1-positive metastatic NSCLC who have not been treated with a ROS1 TKI. In April 2022, we announced topline data for repotrectinib within the China region from the previously disclosed Phase I/II TRIDENT-1 study dataset.
•In TKI-naïve patients (EXP-1), in 71 total patients, there was a confirmed objective response rate (cORR) of 79% across the global trial. Ten of 11 patients responded within China for a cORR of 91% (95% CI: 59,100) and DOR ranged from 3.6+ to 7.5+ months with a median duration of follow-up of 3.7 months.
•In patients previously treated with 1 TKI and platinum-based chemotherapy (EXP-2), in 26 total patients, there was a cORR of 42% across the global trial. Two of 3 patients responded within China for a cORR of 67% (95% CI:9,99) and DOR ranged from 3.6+ to 3.7+ months with a median duration of follow-up of 3.7 months.
•In patients previously treated with two TKIs without prior chemotherapy (EXP-3), in 18 total patients, there was a cORR of 28% across the global trial. Two of 4 patients responded within China for a cORR of 50% (95% CI: 7,93) and DOR ranged from 1.9+ to 3.4+ months with a median duration of follow-up of 2.6 months.
•In patients previously treated with 1 TKI without prior chemotherapy (EXP-4), in 56 total patients, there was a cORR of 36% across the global trial. Four of 11 patients responded within China for a cORR of 36% (95% CI: 11,69) and DOR ranged from 2.0+ to 3.7+ months with a median duration of follow-up of 3.1 months.
In October 2022, Turning Point provided a clinical data update from the global, registrational Phase I/II TRIDENT-1 study of repotrectinib. Repotrectinib continued to demonstrate meaningful clinical activity in patients with ROS1+ advanced NSCLC, who were TKI-naïve or TKI-pretreated, including with ROS1 G2032R resistance mutation. Durable responses and intracranial efficacy were observed in both TKI-naïve and TKI-pretreated patients. Repotrectinib also continued to show clinical activity in patients with NTRK+ advanced solid tumors who were TKI-naïve or TKI-pretreated, and responses were seen across diverse tumor types. Safety is well characterized, manageable with known protocols, and signals potential compatibility with long-term use. Also in October 2022, we completed enrollment in China in all cohorts of the registrational Phase I/II TRIDENT-1 study.

In February 2022, the CDE of the NMPA granted Breakthrough Therapy Designation for repotrectinib for the treatment of patients with ROS1-positive metastatic NSCLC who have not been treated with a ROS1 TKI. The breakthrough therapy designation was supported by the initial data from both global and Chinese TKI-naïve ROS1-positive NSCLC patients enrolled in the Phase I/II TRIDENT-1 study. In June 2022, the CDE of the NMPA granted two additional Breakthrough Therapy Designations for investigational repotrectinib for the treatment of patients with ROS1-positive metastatic NSCLC who have received one prior line of ROS1 TKI and one prior line of platinum-based chemotherapy and for the treatment of patients with ROS1-positive metastatic NSCLC who have received one prior line of ROS1 TKI and no chemotherapy or immunotherapy. These Breakthrough Therapy Designations were supported by the data from both global and Chinese TKI-pretreated ROS1-positive NSCLC patients enrolled in the Phase I/II TRIDENT-1 study. We expect to discuss with the NMPA the regulatory pathway at a pre-NDA meeting in the first quarter of 2023 and submit an NDA to the NMPA for ROS1+ advanced NSCLC in 2023.
Zipalertinib (previously CLN-081)
Zipalertinib (previously CLN-081) is an orally available small molecule designed as a next-generation, irreversible epidermal growth factor receptor (“EGFR”) inhibitor in development by Cullinan Pearl, a subsidiary of Cullinan Oncology, Inc., for the treatment of patients with EGFR exon 20 insertion NSCLC.
Since December 2020, we have had an exclusive license from Cullinan Pearl (a company later acquired by Taiho) for the research, development, manufacturing, and commercialization of Zipalertinib in Greater China in all uses in humans and animals. For more information on this license agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements – Taiho (Zipalertinib).
In January 2022, Cullinan Oncology announced that the FDA had granted Breakthrough Therapy Designation for CLN-081 for the treatment of patients with locally advanced or metastatic NSCLC harboring EGFR exon 20 insertion mutations who have previously received platinum-based systemic chemotherapy.
Cullinan Pearl is conducting a Phase I/IIa dose escalation and expansion trial evaluating oral, twice-daily administration of various doses of CLN-081 in patients with NSCLC harboring EGFR exon 20 insertion mutations who have had at least one prior treatment with platinum-based chemotherapy or another approved standard therapy. In June 2022, Cullinan Oncology presented updated data from this study. Of the 39 patients in the 100 mg BID dose group: 16 (41%) had a confirmed PR; the estimated mDOR was greater than 21 months; mPFS was 12 months; and the safety profile of CLN-081 was amenable for long-term treatment.
Taiho initiated a pivotal study of zipalertinib in patients with EGFR exon 20 insertion NSCLC progressing after prior systemic therapy in the fourth quarter of 2022.
Elzovantinib (TPX-0022)
Elzovantinib is an orally bioavailable multi-targeted kinase inhibitor with a novel three-dimensional macrocyclic structure that inhibits the MET, CSF1R (colony stimulating factor 1 receptor), and SRC kinases.
In January 2021, we entered into an exclusive license agreement with Turning Point to develop and commercialize elzovantinib in Greater China. For further details of the exclusive license, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—BMS (TPX-0022).
ZL-2313 (BLU-945)
BLU-945 is a selective and potent investigational oral EGFR inhibitor designed to selectively target the EGFR L858R activating mutation as well as C797X and T790M on-target resistance mutations, while being highly selective against wild-type EGFR. BLU-945 is in development for the potential treatment of EGDR-mutant NSCLC.
Since November 2021, we have had an exclusive license from Blueprint to develop and commercialize BLU-945 and BLU-701 and certain other forms thereof, including backup compounds, in mainland China. For more information on this license and collaboration agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—Blueprint (BLU-945 and BLU-701).
In April 2022, Blueprint announced the proof-of-concept data from the Phase I/II SYMPHONY clinical trial of BLU-945 in advanced EGFR-driven NSCLC patients at the 2022 American Association for Cancer Research (“AACR”) Annual Meeting. The preliminary trial results showed early evidence of safety and clinical activity consistent with preclinical data, supporting plans to expand development of BLU-945 in combination with multiple agents including Osimertinib. Blueprint Medicines is initiating a cohort in the ongoing Phase I/II SYMPHONY trial assessing BLU-945 in combination with osimertinib in patients with second-line or later EGFR-mutant NSCLC. In November 2022, Blueprint presented an update on the Phase I/II SYMPHONY trial data supporting plans to develop BLU-945 in combination with osimertinib in first-line EGFR L858R mutation-positive NSCLC. We expect an initial clinical data update on the SYMPHONY trial expansion of BLU-945 in combination with osimertinib in first-line EGFR L858R-positive NSCLC in the second half of 2023.
ZL-1211 (Claudin18.2)
ZL-1211 is a humanized, IgG1 monoclonal antibody engineered to promote enhanced ADCC that specifically targets CLDN18.2. In preclinical models, ZL-1211 has achieved more potent activity in a wider spectrum of high- and low-CLDN18.2 expressing tumors than other agents in the class. CLDN18.2 has recently emerged as a novel target for gastric cancer and a promising target for therapeutic intervention.
In January 2022, we initiated dosing of a Phase I clinical trial for ZL-1211 in patients with advanced solid tumors. We will present translational and clinical biomarker data for ZL-1211 at the upcoming American Association for Cancer Research conference. Depending on the results of this trial, we may proceed with a Phase II clinical trial.
ZL-1218 (CCR8)
ZL-1218 is humanized, IgG1 monoclonal antibody that binds to human CCR8 with high affinity and specificity to induce potent ADCC activity enabling strong NK cell-mediated killing of CCR8-expressing T-regs. In preclinical models, we show that in human CCR8 knock-in mouse models bearing syngeneic tumors, ZL-1218 reduces intra-tumoral T-reg cells and thus elicits significant tumor growth inhibition in a dose dependent manner. Preclinical studies also suggest the potential of ZL-1218 in combination immunotherapy, with enhanced anti-tumor activity when ZL-1218 is combined with an anti-PD-1 agent.
We expect to initiate a global Phase I clinical trial for ZL-1218 as monotherapy and in combination with an anti-PD1 mAb in the first half of 2023.
Our Autoimmune Disorder Pipeline
VYGART® (Efgartigimod)
Efgartigimod is an investigational antibody fragment designed to reduce disease-causing immunoglobulin G (“IgG”) antibodies and block the IgG recycling process. Efgartigimod binds to the neonatal Fc receptor (“FcRn”), which is widely expressed throughout the body and plays a central role in rescuing IgG antibodies from degradation.
Since January 2021, we have had an exclusive license from argenx to develop and commercialize efgartigimod in Greater China. For more information on this collaboration and license agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements – argenx (Efgartigimod).
In December 2021, the FDA approved efgartigimod for the treatment of generalized myasthenia gravis (“gMG”) in adult patients who are anti-acetylcholine receptor (“anti-AchR”) antibody positive, and it was approved for the same indication in Europe in August 2022. These patients represent approximately 85% of the total gMG population. In January 2022, efgartigimod was approved for intravenous use for the treatment of adult patients with gMG who do not have sufficient response to steroids or non-steroidal immunosuppressive therapies by Japan’s Ministry of Health, Labour, and Welfare.
In November 2022, the FDA accepted for priority review a Biologics License Application (“BLA”) for SC efgartigimod for the treatment of adult patients with gMG who are anti-AchR antibody positive. The Prescription Drug User Fee Act (“PDUFA”) date is June 20, 2023.
In June 2022, efgartigimod was introduced to the Hainan Bo’ao Lecheng International Medical Tourism Pilot Zone, and the first Chinese patient was treated with efgartigimod. In July 2022, the NMPA accepted our NDA for efgartigimod alfa injection for the treatment of adult patients with gMG in mainland China. This NDA was supported by two pharmacokinetic studies we conducted in Greater China.
As of December 31, 2022, VYVGART had been listed in 15 supplemental insurance plans in China.
We are participating in the Greater China portion of several studies evaluating efgartigimod, including the registrational ADHERE study of subcutaneous (“SC”) efgartigimod in adult patients with chronic inflammatory demyelinating polyneuropathy (“CIDP”), Phase III ADDRESS study of efgartigimod in patients with pemphigus vulgaris (“PV”) or pemphigus foliaceus (“PF”), and Phase III ADVANCE-SC study of SC efgartigimod in patients with primary immune thrombocytopenia (“ITP”). In addition, in February 2023, we initiated enrollment of two proof-of-concept trials in autoimmune rental diseases.
ZL-1102 (IL-17)
ZL-1102 is a human Humabody® targeting the interleukin-17A, or IL-17A, cytokine with high affinity and avidity. It is a Vh fragment of the human IgG and about 1/10th of the molecular weight of a full IgG. This feature may enable enhanced penetration of the psoriatic skin barrier compared to the current marketed anti-IL17 antibodies, thereby potentially avoiding the toxicities observed by systemic exposure. In May 2018, we entered into an exclusive worldwide license agreement with Crescendo Biologics Limited to develop, manufacture and commercialize CB001 Humabody®, an antibody VH domain therapeutic.
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
We are conducting a randomized, double-blind, placebo-controlled Phase Ib proof-of-concept patient study showing that our formulation of ZL-1102, topically applied to lesions, can penetrate psoriatic plaques. Despite a short treatment course (1 month), these changes affected the lesional PASI score which may be indicative of early clinical benefit. In September 2022, we presented results of the Phase 1 proof-of-concept study for ZL-1102 at the 2022 European Academy of Dermatology and Venereology Congress in Milan, Italy. We plan to move ZL-1102 into full global development and initiate a global Phase II study for chronic plaque psoriasis. Our initial plans to initiate the global Phase II study were delayed as manufacturing issues resulted in a program delay. We now anticipate starting this study in 2023.
Our Infectious Disease Pipeline
Sulbactam/Durlobactam (SUL-DUR)
Sulbactam/durlobactam (“SUL-DUR”) is a combination of a beta-lactam antibiotic (sulbactam) and a beta-lactamase inhibitor (durlobactam) for the treatment of serious infections caused by Acinetobacter, including multidrug-resistant (“MDR”) and carbapenem-resistant strains. Acinetobacter belongs to a group of bacteria commonly found in the environment, such as soil and water. Acinetobacter baumannii accounts for most Acinetobacter infections in humans; the organism can cause infections in all organs, but bloodstream infection and pneumonia are most dangerous and associated with high mortality. In recent years, A. baumannii has become multi-drug resistant, including resistant to the penem class of antibiotics. There are few non-toxic and effective antibiotics left for clinicians. In China, Acinetobacter baumannii infections are often seen in the hospital setting, and approximately 54% of such infections are the result of Acinetobacter baumannii MDR isolates and carbapenemase-producing isolates (“carbapenem-resistant Acinetobacter baumannii” or “CRAB”).
Since April 2018, we have had an exclusive license from Entasis to develop and commercialize durlobactam with sulbactam (the combination, SUL-DUR) in all human diagnostic, prophylactic, and therapeutic uses in Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand, and Japan. For more information on this license and collaboration agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—Entasis (SUL-DUR).
In September 2017, the FDA granted SUL-DUR Qualified Infectious Disease Product, Fast-Track and Priority Review status for the treatment of hospital-acquired and ventilator-acquired bacterial pneumonia and bloodstream infections due to Acinetobacter. We completed a pharmacokinetic study in the fall of 2020 for SUL-DUR in mainland China in normal healthy volunteers.
Entasis submitted an NDA to the FDA in September 2022, which was accepted for priority review with an action date of May 29, 2023. We submitted an NDA to the NMPA in December 2022 for the treatment of infections caused by Acinetobacter baumannii, including multidrug-resistant and CRAB strains, which was granted priority review status in January 2023 and accepted in February 2023.
We are participating in the global Phase III registrational ATTACK trial evaluating the safety and efficacy of SUL-DUR versus colistin in patients with infections caused by Acinetobacter baumannii. In April 2022, Entasis announced topline results from the ATTACK trial at the 32nd European Congress of Clinical Microbiology and Infectious Diseases Annual Conference in Lisbon, Portugal. The primary efficacy endpoint was met, and the study showed a reduced mortality rate with SUL-DUR versus colistin in the CRAB population. The primary efficacy endpoint, 28-day all-cause mortality (“ACM”) in the CRAB-calcoaceticus (“CRABC”) m-MITT cohort (those in the ITT population who received any study drug and had a CRABC organism isolated at baseline) (n=125) was 19.0% (12/63) and 32.3% (20/62) for SUL-DUR versus colistin, respectively (difference -13.2% [95% CI: -30.0%, 3.5%]). At Test of Cure, there was a statistically significant difference in clinical response favoring SUL-DUR over colistin. The clinical cure rates at test-of-cure (“TOC”) were 61.9% (39/63) and 40.3% (25/62) for SUL-DUR versus colistin (difference 21.6% [95% CI: 2.9%, 40.3%]). SUL-DUR also met the primary safety objective of the study achieving statistically significant reduction in nephrotoxicity. A statistically significant reduction in nephrotoxicity was observed with SUL-DUR compared to colistin: 13.2% (12/91) versus 37.6% (32/85) (difference -24.4% [p=0.0002]). Treatment-related TEAEs were 12.1% (11/91) and 30.2% (26/86) in the SUL-DUR and colistin groups, respectively. In October 2022, Entasis presented additional safety and efficacy data at the annual meeting of the Infectious Disease Society of America that reinforced the positive safety and efficacy data Entasis had previously disclosed from its topline data analysis.
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
Since November 2021, we have had an exclusive license from Karuna to develop, manufacture, and commercialize KarXT in Greater China. For more information on this license agreement, see Part I—Item 1. Business—Overview of Significant License and Strategic Collaboration Agreements—Karuna (KarXT).
In the third quarter of 2022, Karuna initiated the Phase 3 ADEPT-1 study evaluating KarXT as a treatment for psychosis in Alzheimer’s disease. In the fourth quarter of 2022, Karuna completed enrollment in the Phase 3 EMERGENT-3 trial in schizophrenia and presented data from the Phase 3 EMERGENT-2 trial of KarXT in schizophrenia at the 35th European College of Neuropsychopharmacology Congress in Vienna, Austria. A poster presentation and symposium included previously reported efficacy and safety data, as well as new additional safety data from the trial.
In the fourth quarter of 2022, we initiated a bridging study for KarXT, and we obtained agreement from the NMPA on the development plan for a clinical trial in China to start in mid-2023.
Internally Discovered and Internally Developed Product Candidates
We have assembled an integrated drug discovery and development team with extensive experience in discovery, translational medicine, and pre-clinical and clinical development and who have been directly involved in the discovery and development of several innovative product candidates. We identify pre-clinical assets through both internal-discovery efforts and co-development collaboration with our business partners. Through these efforts, we have advanced our internally developed pipeline, which includes three product candidates that are currently in global Phase I development. In addition to the internally developed and internally discovered product candidates in clinical development mentioned above (ZL-1211, ZL-1218, and ZL-1102), Zai has internally discovered and developed compounds in preclinical development, including ZL-2201, a potent selective inhibitor of DNA-PK involved in DNA damage repair in tumor cells; and multiple other undisclosed compounds.
OVERVIEW OF SIGNIFICANT LICENSE AND STRATEGIC COLLABORATION AGREEMENTS
GSK (Niraparib)
In September 2016, we entered into a collaboration, development, and license agreement with Tesaro, Inc., a company later acquired by GSK, pursuant to which we obtained an exclusive sublicense under certain patents and know-how of GSK (including such patents and know-how licensed from Merck, Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., and AstraZeneca UK Limited) to develop, manufacture, and commercialize GSK’s proprietary PARP inhibitor, niraparib, for the diagnosis and prevention of any human diseases or conditions (other than prostate cancer) in mainland

China, Hong Kong, and Macau. We also obtained the right of first negotiation to obtain a license to develop and commercialize certain follow-on compounds of niraparib being developed by GSK in the licensed territory. Under the agreement, we agreed not to research, develop, or commercialize certain competing products, and we also granted GSK the right of first refusal to license certain immuno-oncology assets developed by us. In February 2018, we entered into an amendment with GSK that eliminated GSK’s option to co-market niraparib in the licensed territory.
To date, we have made an upfront payment of $15.0 million and have paid $16.5 million in development, regulatory, and sales-based milestones, including a $1.0 million development milestone payment accrued in 2020 and made in 2021, a $4.0 million milestone payment made in 2022, and a $3.5 million development milestone and $8.0 million sales-based milestone paid in 2022, which were accrued in 2019 and 2021, respectively. We may be required to pay an additional aggregate amount of up to $28.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from mid- to high-teens on annual net sales of the licensed products in the licensed territory.
We are not obligated to purchase ZEJULA or other licensed products from GSK. We have entered into a separate supply agreement pursuant to which GSK manufactures and supplies ZEJULA to us for commercial use in Hong Kong. Unless terminated earlier pursuant to its terms, the agreement with GSK will remain in effect until the expiration of the royalty term for ZEJULA, where the royalty term for ZEJULA in a region continues until the latest of (i) the expiration of the last-to-expire valid claim within the licensed patent rights that covers the licensed product in such region; (ii) the expiration of market or data exclusivity for such licensed product in such region; or (iii) ten (10) years after the date of the first commercial sale of such licensed product in such region. The agreement may be terminated for customary reasons, including upon the other party’s uncured material breach, bankruptcy, insolvency, or similar event. In addition, we have the right to terminate the agreement for convenience at any time, subject to a certain notice period.
NovoCure (Tumor Treating Fields)
In September 2018, we entered into a license and collaboration agreement with NovoCure, pursuant to which we obtained an exclusive license under certain patents and know-how of NovoCure to develop and commercialize Tumor Treating Fields products in all human therapeutic and preventative uses in the field of oncology in Greater China.
To date, we have made an upfront payment of $15.0 million and two milestone payments totaling $10.0 million in 2020. We may be required to pay an additional aggregate amount of up to $68.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to mid-teens on annual net sales of the licensed products in the licensed territory.
We will purchase licensed products exclusively from NovoCure. The agreement continues, on a region-by-region and licensed product-by-licensed product basis, in effect until the expiration of the last royalty term and payment by us of all of our royalty payment obligations applicable to such licensed product and such region, where the royalty term for a licensed product in a region continues until the latest of (i) the expiration of the last-to-expire valid claim within licensed patent rights covering such licensed products (including composition, method of use or making) in such region, (ii) the expiration of regulatory exclusivity of such licensed product, and (iii) the tenth (10th) anniversary of the first commercial sale of such licensed product in such region. In addition, either party may terminate the agreement upon the material breach of the agreement by the other party, subject to a certain cure period, or for the other party’s bankruptcy or insolvency. We may terminate the agreement for convenience, subject to a certain notice period, and NovoCure may terminate the agreement under specified circumstances if we or our affiliates or sublicensees challenge its patent rights or due to our certain development or commercialization diligence failures, subject to a certain cure period and dispute resolution mechanisms if disputes arise with respect to such failures.
Deciphera (Ripretinib)
In June 2019, we entered into a license agreement with Deciphera, pursuant to which we obtained an exclusive license under certain patents and know-how of Deciphera to develop and commercialize products containing ripretinib in the field of prevention, prophylaxis, treatment, cure, or amelioration of any disease or medical condition in humans in Greater China.
To date, we have made an upfront payment of $20.0 million and three milestone payments totaling $12.0 million. We may be required to pay an additional aggregate amount of up to $173.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low-to high-teens on annual net sales of the licensed products in the licensed territory.
We will purchase the licensed products exclusively from Deciphera. The agreement continues, on a region-by-region and licensed product-by-licensed product basis, in effect until the expiration of and payment by us of all of our royalty payment obligations applicable to such licensed product and such region, where the royalty term for a licensed product in a region continues until the latest of (i) the abandonment, expiry, or final determination of invalidity of the last valid claim within the licensed patents rights that covers the composition of matter, formulations or a method of making or use of such licensed product in such region, (ii) the expiration of regulatory exclusivity for such licensed product in such region, or (iii) the close of business of the day that is exactly ten (10) years after the date of the first commercial sale of such licensed product in such region. Subject to the terms of the agreement, we may terminate the agreement for convenience by providing written notice to Deciphera, which termination will be effective following a prescribed notice period. In addition, Deciphera may terminate the agreement under specified circumstances if we or certain other parties challenge Deciphera’s patent rights, or if we or our affiliates do not conduct certain development activities with respect to one or more licensed products for a specified period of time, subject to specified exceptions. Either party may terminate the agreement for the other party’s uncured material breach of a material term of the agreement, with a customary notice and cure period, or insolvency. After termination (but not natural expiration), Deciphera is entitled to retain a worldwide and perpetual license from us to develop, manufacture, and commercialize the licensed products. On a region-by-region and a licensed product-by-licensed product basis, upon the natural expiration of the agreement as described above, the licenses granted by Deciphera to us under the agreement in such region with respect to the licensed product become fully paid-up, perpetual, and irrevocable. In January 2020, we entered into an amendment with Deciphera to clarify several operational matters.
Paratek (Omadacycline)
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
To date, we have made an upfront payment of $7.5 million and three milestone payments totaling $14.0 million. We may be required to pay an additional aggregate amount of up to $40.5 million in milestones as well as certain royalties at tiered percentage rates ranging from low- to mid-teens on annual net sales of the licensed products in the licensed territory.
We have the right to manufacture the licensed products for commercialization in the licensed territory. The agreement with Paratek Bermuda Ltd. will remain in effect until, on a region-by-region basis, the expiration of the royalty term and payment by us of all of our royalty payment obligations in such region, where the royalty term for a licensed product in a region continues until the later of (i) the abandonment, expiration or invalidation of the last-to-expire valid claim within the licensed patents covering the licensed product, or (ii) the close of business of the eleventh (11th) anniversary of the first commercial sale of the licensed product in such region. In addition, either party may terminate this agreement for the other party’s uncured material breach, subject to a certain cure period, or for the other party’s bankruptcy or insolvency. We have the right to terminate the agreement for convenience at any time, subject to a certain notice period. Paratek Bermuda Ltd. has the right to terminate the agreement if we or our affiliates or sublicensees challenge its patents. Upon termination of the agreement, our license of certain intellectual property to Paratek Bermuda Ltd. will continue for Paratek Bermuda Ltd. to develop, manufacture, and commercialize licensed products worldwide.
MacroGenics (including Margetuximab and Tebotelimab)
In November 2018, we entered into a collaboration agreement with MacroGenics, pursuant to which we obtained an exclusive license under certain patents and know-how of MacroGenics to develop and commercialize margetuximab, tebotelimab, and an undisclosed multi-specific TRIDENT molecule in pre-clinical development, each as an active ingredient in all human fields of use, except to the extent limited by any applicable third-party agreement of MacroGenics, in Greater China.
To date, we have made an upfront payment of $25.0 million and three milestone payments totaling $9.0 million, including $4.0 million paid in 2020 and $5.0 million accrued in 2021 but paid in 2022. We may be required to pay an additional aggregate amount of up to $84.0 million in development and regulatory milestones as well as certain royalties at tiered percentage rates ranging from mid-teens to twenty for margetuximab, mid-teens for tebotelimab, and low-teens for the TRIDENT molecule on annual net sales of the licensed products in the licensed territory. The tebotelimab program was terminated in 2022, but we continue to collaborate with respect to the other licensed products.
We will purchase licensed products exclusively from MacroGenics. The collaboration agreement continues in effect until the expiration of the last royalty term under the collaboration agreement, where the royalty term for a licensed product in a region continues until the latest of (i) the expiration of the last-to-expire valid claim within licensed patent rights covering the composition, manufacture, use, sale, or importation of such licensed products in such region, (ii) the expiration of data exclusivity for such licensed product in such region, or (iii) the twelfth (12th) anniversary of the first commercial sale of such licensed product in such region. In addition, either party may terminate the collaboration agreement upon the material breach of the collaboration agreement by the other party, subject to certain cure periods. At any time after November 29, 2020, we may terminate the collaboration agreement for convenience, subject to a certain notice period. MacroGenics may terminate the collaboration agreement in its entirety or on a licensed product-by-licensed product or region by region basis with a certain notice period if one or more major safety issues have occurred with respect to such licensed product prior to the first commercial sale of such licensed product in the territory and MacroGenics has discontinued the global development, manufacturing, and commercialization activities with respect to such licensed product and publicly announced it.
On June 15, 2021, we entered into another collaboration and license agreement with MacroGenics, pursuant to which we and MacroGenics agreed to collaboratively develop and commercialize up to four bispecific antibody-based molecules based on the MacroGenics’ proprietary DART® and TRIDENT® multi-specific technology platforms. Under the agreement, each party agrees to contribute specified intellectual property to enable the research, development, manufacture, and commercialization of up to four future CD3 or CD47-based bispecific molecules. We were granted exclusive rights in Greater China, Japan, and Korea for two programs and exclusive global rights for two other programs.
To date, for all four programs, we have made an upfront payment of $25.0 million in 2021. Further, on June 15, 2021, as partial consideration for the rights granted to us under this agreement, we entered into a stock purchase agreement with MacroGenics, pursuant to which we purchased from MacroGenics in a private placement an aggregate of 958,467 newly issued shares of common stock, par value $0.01 per share, of MacroGenics, with a per share purchase price of $31.30, for aggregate gross proceeds of approximately $30.0 million. We may be required to pay an additional aggregate amount of up to $1,386.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates on annual net sales of specified products, subject to reduction under specified circumstances. We also have an option to convert the royalty arrangement for the lead research molecule to a global 50/50 profit and loss sharing arrangement by making a payment of approximately $85.0 million.
This agreement will generally terminate on a program-by-program and country-by-country or region-by-region basis, with certain exceptions, upon the later to occur of (i) the date that is 12 years after the date of the first commercial sale of the product in the applicable country or region, (ii) the date of expiration of the last valid claim covering such product with a licensed patent in the applicable country or region, and (iii) the expiration date of any data exclusivity period for such product in the applicable country or region. For certain programs, we may terminate the agreement, in whole or in part, after the second or fourth anniversary of the date of the agreement by providing 90 days’ written notice to MacroGenics and, upon other conditions, after the second anniversary of the date of the agreement with 180 days’ written notice to MacroGenics. MacroGenics may terminate the agreement on a collaboration product-by-collaboration product upon 90 days’ written notice if a major safety issue has occurred with respect to a collaboration product. Either party may terminate the agreement upon a material breach by the other party that remains uncured or upon certain bankruptcy events. In addition, MacroGenics may terminate the agreement if we challenge the licensed patent rights.
Seagen (TIVDAK)
On September 23, 2022, we entered into a collaboration and license agreement with Seagen, pursuant to which we and Seagen agreed to collaboratively develop and commercialize TIVDAK (tisotumab vedotin). Under the agreement, we obtained an exclusive license to develop and commercialize TIVDAK in Greater China.
To date, we have made an upfront payment of $30.0 million in 2022. We may be required to pay an additional aggregate amount of up to $263.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from mid-teens to low twenties on annual net sales of the licensed products in the licensed territory. The agreement will remain in effect, unless earlier terminated, until the expiration of the last-to-expire royalty term for the last licensed product. The agreement contains customary provisions for termination by either party, including in the event of a material breach by the other party that remains uncured, by us for convenience, for certain bankruptcy events, and by Seagen upon a challenge of the licensed patent rights.
Mirati (Adagrasib)

In May 2021, we entered into a collaboration and license agreement with Mirati pursuant to which we and Mirati agreed to collaboratively develop MRTX849 (adagrasib) in Greater China. Under the agreement, we received from Mirati the right to research, develop, manufacture, and exclusively commercialize adagrasib in all indications in Greater China, with Mirati retaining exclusive rights for the development, manufacturing, and commercialization of adagrasib outside Greater China and certain co-commercialization, manufacture, and development rights in Greater China.
To date, we have made an upfront payment of $65.0 million in 2021 and two development milestone payments totaling $10.0 million in 2022. We may be required to pay an additional aggregate amount of up to $263.0 million in clinical, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from the high-teens to low-twenties on annual net sales of the licensed products in the licensed territory.
The agreement will terminate on a licensed product-by-licensed product basis and on a region-by-region basis in Greater China, upon the later to occur of (i) the date of expiration of the last valid claim covering such licensed product in such region, (ii) the date that is 10 years after the date of the first commercial sale in such region, and (iii) the expiration date of any regulatory exclusivity for such licensed product in such region, or for a co-commercialized product on the date the parties agree to terminate such co-commercialization, or in its entirety upon the expiration of all payment obligations under this agreement. We may terminate the agreement at any time by providing 12 months’ prior notice to Mirati. Either party may terminate the agreement upon a material breach by the other party that remains uncured or upon certain bankruptcy events. In addition, Mirati may terminate the agreement if we challenge the licensed patent rights.
Amgen (Bemarituzumab)
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
Pursuant to the terms of the agreement, we are responsible for (i) developing and commercializing licensed products under a territory development plan; and (ii) performing certain development activities to support Five Prime’s global development and registration of licensed products, including Five Prime’s global Phase III registrational trial of bemarituzumab (FPA144) in combination with FOLFOX in front-line gastric and gastroesophageal cancer (the “bemarituzumab FPA144-004 Study”) in the licensed territory under a global development plan.
To date, we have made an upfront payment of $5.0 million and a milestone payment of $2.0 million in 2020. We may be required to pay an additional aggregate amount of up to $37.0 million in development and regulatory milestones as well as certain royalties at tiered percentage rates ranging from high-teens to low twenties on annual net sales of the licensed product in the licensed territory.
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
In April 2021, Five Prime was acquired by Amgen.
Regeneron (Odronextamab)

In April 2020, we entered into a collaboration agreement with Regeneron Ireland Designated Activity Company, an affiliate of Regeneron, pursuant to which we obtained oncology development and exclusive commercialization rights for products containing odronextamab as the sole active ingredient in Greater China.
To date, we have made a $30.0 million upfront payment in 2020. We may be required to pay an additional aggregate amount of up to $160.0 million in regulatory and sales-based milestones. Additionally, we will make payments to Regeneron based on annual net sales, such that Regeneron shares in a significant portion of any potential profits. We are also responsible for contributing to the global development costs of odronextamab for certain trials.
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
BMS (Repotrectinib)
In July 2020, we entered into an exclusive license agreement with Turning Point pursuant to which Turning Point exclusively licensed to us the rights to develop and commercialize products containing repotrectinib as an active ingredient in all human therapeutic indications in Greater China.
To date, we have made an upfront payment of $25.0 million in 2020 and three milestone payments totaling $5.0 million in 2021. We may be required to pay an additional aggregate amount of up to $146.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from mid-to-high teens on annual net sales of licensed products in the licensed territory. Under the exclusive license agreement, we are responsible for funding all development and commercialization activities related to the products in our licensed territory, subject to certain exceptions pursuant to which Turning Point may be responsible for the cost. Turning Point will be responsible for funding global clinical studies of the licensed products subject to certain exceptions pursuant to which we may bear the costs of certain studies.
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
Taiho (Zipalertinib)
In December 2020, we entered into a license agreement with Cullinan Pearl, a subsidiary of Cullinan Oncology, Inc., pursuant to which we obtained an exclusive license under certain patents and know-how of Cullinan Pearl to develop, manufacture, and commercialize products containing CLN-081 as an active ingredient in all uses in humans and animals in Greater China.
To date, we have made an upfront payment of $20.0 million in 2021, which was accrued in 2020. We may be required to pay an additional aggregate amount of up to $211.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentages ranging from high-single-digit to low-teens on annual net sales of the licensed products in the licensed territory. Cullinan Pearl received worldwide rights for CLN-081, excluding Japan, from Taiho Pharmaceutical, Co., Ltd. in 2018. In June 2022, Taiho acquired Cullinan Pearl and obtained exclusive global rights to CLN-081 outside of the United States. In December 2022, we agreed with Taiho on the assignment of our license agreement with Cullinan Pearl to Taiho.

We have the sole right to manufacture the licensed products for commercialization in the licensed territory. The agreement continues in effect until the expiration of the last royalty term for a licensed product in any region in the licensed territory, where the royalty term for a licensed product in a jurisdiction continues until the later of (i) the expiration of the last-to-expire valid claim within the licensed patent rights that covers the licensed product in such region, or (ii) the close of business of the tenth (10th) anniversary of the date of the first commercial sale of such licensed product in such region.
Either party may terminate the agreement on a region-by-region basis or in its entirety upon a material breach by the other party or bankruptcy of the other party. We may terminate the agreement in its entirety or on a product-by-product basis at any time and for any or no reason, provided, however, that we will terminate the agreement upon prior written notice to Taiho if we determine that we shall discontinue all development and commercialization activities with respect to the licensed products. Furthermore, Taiho may terminate the agreement in its entirety, if we or our affiliates commence a legal, administrative, or other action challenging the validity, enforceability, or scope of any licensed patent or patent (other than the licensed patent) owned or controlled by Taiho and its affiliates. In addition, if no active development activities have been conducted by us and our affiliates or a permitted sublicensee within ten (10) months of the execution of the agreement and such inactivity is not caused by a serious adverse event or serious adverse drug reaction, a force majeure event, or Taiho’s failure to supply sufficient quantities of clinical supply product, then we will be deemed to have abandoned development for the product and Taiho shall have the right to terminate the agreement upon written notice, unless we have cured such abandonment within sixty (60) days of such written notice. The agreement may also be terminated by mutual written agreement. Unless earlier terminated, the agreement continues in effect on a product-by-product basis until the expiration of all applicable royalty terms with respect to all products in any region in the territory.
argenx (Efgartigimod)
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
To date, we have made an upfront payment, valued at $62.3 million at the time of issuance, in the form of 568,182 newly issued ordinary shares of Zai Lab Limited (which became 5,681,820 ordinary shares after the Share Subdivision in March 2022); a $75.0 million cash payment as a guarantee for non-creditable, non-refundable development cost-sharing in 2021; and a $25.0 million development milestone payment in 2022 which was accrued in 2021. We may be required to pay certain royalties at tiered percentages ranging from mid-teen to low-twenties on annual net sales of the licensed products in the licensed territory. For additional information on the Share Subdivision, see Part II—Item 8. Financial Statements and Supplementary Data—Note 2(a).
We will purchase licensed products exclusively from argenx. The agreement continues in effect until, on a jurisdiction-by-jurisdiction and licensed product-by-licensed product basis, the date of expiration of the applicable royalty term set forth in the agreement, where the royalty term for a licensed product in a jurisdiction continues until the latest of (i) the expiration of the last-to-expire valid claim within the licensed patent rights that covers the licensed product, its manufacture or use in such jurisdiction; (ii) the expiration of regulatory exclusivity in such jurisdiction for such licensed product; or (iii) twelve (12) years after the date of the first commercial sale of such licensed product in such jurisdiction. In addition, we may terminate the license agreement for convenience, subject to a certain notice period. Argenx may terminate the agreement under specified circumstances if we or our affiliates or sublicensees challenge its patent rights, subject to a certain cure period. Either party may terminate the agreement for the other party’s uncured material breach of the agreement, subject to a certain cure period, or for the other party’s bankruptcy or insolvency.
Crescendo (ZL-1102)
In May 2018, we entered into an agreement with Crescendo Biologics Ltd. (“Crescendo”), pursuant to which we obtained an exclusive, worldwide license to develop, commercialize, and manufacture ZL-1102 for all indications. Pursuant to the terms of the agreement, we are responsible for conducting all regulatory filings, clinical studies, and commercialization activities, with both companies participating in a Joint Development Committee.
In October 2020, the Company and Crescendo entered into a supplemental license agreement, under which Crescendo granted to the Company a non-exclusive, worldwide license to use the Crescendo VH HLEs in connection with the development, commercialization, manufacture, and other exploitation of VH HLE licensed products.
To date, we have made two upfront payments totaling $4.5 million, including a $2.5 million payment in 2020, and three milestone payments totaling $6.0 million, including a $2.0 million payment in 2020 and a $4.0 million payment in

2021. We may be required to pay an additional aggregate amount of up to $298.1 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates on annual global sales.
We have the right to terminate this agreement at any time by providing written notice of termination to Crescendo.
Entasis (SUL-DUR)
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
To date, we have made an upfront payment of $5.0 million and two development milestone payments totaling $7.0 million. We may be required to pay an additional aggregate amount of up to $91.6 million in development and commercial milestones as well as certain royalties at tiered percentage rates ranging from high single digits to low-teens on annual net sales of the licensed products in the licensed territory. We are also responsible for a portion of the costs of the global pivotal Phase III ATTACK clinical trial of SUL-DUR outside of the licensed territory.
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
Karuna (KarXT)
On November 8, 2021, we entered into a license agreement with Karuna, pursuant to which we and Karuna agreed to collaboratively develop KarXT in Greater China. Under the agreement, we obtained from Karuna an exclusive license to develop, manufacture, and commercialize KarXT in Greater China.
To date, we have made an upfront payment of $35.0 million in 2021 and two development milestone payments totaling $10.0 million in 2022. We may be required to pay an additional aggregate amount of up to $142.0 million in clinical, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to high-teens on annual net sales of the licensed products in the licensed territory.
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
Blueprint (BLU-945 and BLU-701)

On November 8, 2021, we entered into a license and collaboration agreement with Blueprint, pursuant to which we obtained rights to develop and exclusively commercialize BLU-945 and BLU-701 and certain other forms thereof, including backup compounds, for the treatment of patients with EGFR-driven NSCLC in Greater China.
To date, we have made an upfront payment of $25.0 million in 2021. We may be required to pay an additional aggregate amount of up to $590.0 million in clinical, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from the low- to mid-teens on annual net sales of the licensed products in the licensed territory. Blueprint deprioritized BLU-701 in 2022, but we continue to collaborate with respect to BLU-945.
The agreement will terminate on a licensed product-by-licensed product basis and on a region-by-region basis in Greater China, upon the later to occur of (i) 12th anniversary of the date of the first commercial sale in such region, (ii) the expiration of the last valid claim within the royalty patent rights that covers the licensed product in such region, and (iii) the expiration of the last regulatory exclusivity for such licensed product in such country or region, or in its entirety upon the expiration of all payment obligations under the agreement. We may terminate the agreement at any time after November 8, 2023, by providing 12 months’ prior notice to Blueprint after the first commercial sale or nine months’ prior notice prior to the first commercial sale. Either party may terminate the agreement upon a material breach by the other party that remains uncured or upon certain bankruptcy events. In addition, Blueprint may terminate the agreement if we challenge the licensed patent rights.
BMS (TPX-0022)
In January 2021, we entered into a license agreement with Turning Point (a company later acquired by BMS) pursuant to which we received an exclusive license under certain patents and know-how to develop and commercialize products containing Turning Point’s product candidate, TPX-0022, as an active ingredient in all human therapeutic indications in Greater China. We may, at our election and expense, subject to specified exceptions, participate in future global clinical studies of the licensed products through clinical trial sites in the licensed territory. In addition, we granted Turning Point a first right to negotiate a license outside the original licensed territory to a potential product candidate from one of our pipeline programs if we file an investigational new product application for the product candidate.
To date, we have made an upfront payment of $25.0 million in 2021. We may be required to pay an additional aggregate amount of up to $336.0 million in development, regulatory, and sales-based milestone payments as well as certain royalties at tiered percentage rates ranging from mid-teen to low twenties on annual net sales of the licensed products in the licensed territory.
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
Incyte (Retifanlimab)
In July 2019, we entered into a collaboration and license agreement with Incyte, pursuant to which we obtained an exclusive license under certain patents and know-how of Incyte to develop and commercialize products containing retifanlimab (INCMGA012) as an active ingredient in the treatment, palliation, diagnosis, or prevention of diseases in the fields of hematology or oncology in humans in Greater China. We terminated this license agreement, in accordance with its terms, effective January 11, 2023, but we will support the transition of on-going clinical trials, such as the China portion of the Phase 3 global study for NSCLC and the Phase 1 global study for endometrial cancer.
Takeda Pharmaceutical Company Limited (“Takeda”) (Simurosertib)
In December 2020, the Company entered into an exclusive license agreement with Takeda. Under the terms of the license agreement, Takeda exclusively licensed to the Company the right to research, develop, and commercialize the licensed products in the licensed field during the term. To date, the Company has made an upfront payment of $6.0 million to Takeda, which was accrued in 2020 and paid in 2021. This program was terminated in 2022.
INTELLECTUAL PROPERTY
Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies and other know-how to operate without infringing, misappropriating, or otherwise violating the proprietary rights of others and to prevent others from infringing, misappropriating, or otherwise violating our proprietary or intellectual property rights. We expect that we will seek to protect our proprietary and intellectual property position by, among other methods, licensing or filing our own U.S., international, and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, and continuing technological innovation to develop and maintain our proprietary and intellectual property position, which we generally seek to protect through contractual obligations with third parties.
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
As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our drug candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive or license in the future may be challenged, invalidated, or circumvented. For example, we cannot be certain of the priority of our patents and patent applications over third-party patents and patent applications. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. For more information regarding the risks related to our intellectual property, see Part I—Item 1A. Risk Factors – Risks Related to Intellectual Property.
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
ZEJULA
As of December 31, 2022, we exclusively licensed three issued patents in mainland China directed to ZEJULA’s free base compound, salts thereof, or analog of ZEJULA. These issued patents are projected to expire in 2027, 2028, and 2029, respectively. We also exclusively licensed one pending patent application in mainland China directed to methods of treating ovarian cancer. If this patent application issues as a patent, such patent will be projected to expire in 2037. Additionally, we have obtained patents in each of mainland China, the United States, the European Union, Israel, Japan, Korea, and India that cover intermediate synthesis process. We own this family of patents/applications.
Tumor Treating Fields

As of December 31, 2022, we licensed nine issued patents in mainland China and five issued patents in Hong Kong that relate to Tumor Treating Fields. Additional patent applications that relate to Tumor Treating Fields are pending, including nine in mainland China and three in Hong Kong. We are pursuing patent rights to protect our rights in these technologies and have continued our efforts to secure patent rights in mainland China for our devices and technologies for applying electric fields to a patient for treating a disease or condition, especially diseases that promote tumor growth.
QINLOCK
As of December 31, 2022, we exclusively licensed one issued patent and two pending patent applications in mainland China as well as two issued patents in Hong Kong and one issued patent in Macau directed to dihydronaphthyridines, the API of ripretinib. These issued patents and pending patent applications are projected to expire by 2032. We also exclusively licensed patent applications pending in mainland China, Hong Kong, and Taiwan that are directed to the uses/combo uses involving the API, which are projected to expire between 2037 and 2040. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.
Omadacycline
As of December 31, 2022, we exclusively licensed issued patents in mainland China, Hong Kong, Macau, and Taiwan directed to omadacycline’s crystalline forms. These patents are projected to expire in 2029. We have also exclusively licensed four pending patent applications in mainland China, three pending patent applications in Hong Kong and three pending patent applications in Taiwan, that relate to different methods of treatment related to omadacycline. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.
Margetuximab
As of December 31, 2022, we exclusively licensed one issued patent in mainland China, Macau, and Hong Kong. These patents cover antibody sequences and therapeutic uses of margetuximab, which are projected to expire in 2029. Additional licensed patents/applications include those related to methods, combo uses, or bi-specific binding molecules, which are projected to expire between 2030 and 2038.
TIVDAK
As of December 31, 2022, we exclusively licensed a TIVDAK-related patent portfolio that includes patents or pending applications related to composition of matter, formulations, and/or their uses. The patents or applications (if issued as patents) are projected to expire between 2029 and 2040. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
Adagrasib
As of December 31, 2022, we exclusively licensed one pending patent application in each of mainland China, Hong Kong, and Taiwan that covers the drug substance and is projected to expire in 2038. Additional patents/applications licensed from Mirati also include those related to combination therapy, method of use, or solid forms, which are projected to expire in 2039 or thereafter.
Bemarituzumab
As of December 31, 2022, we exclusively licensed one issued patent in mainland China and three issued patents and one pending patent application in Hong Kong. These issued patents/application are directed to certain anti-FGFR2 antibodies and are projected to expire in 2029. We have also exclusively licensed one issued patent and one pending patent application in mainland China, two issued patents in Taiwan, one issued patent in Macau, and one issued patent and two pending patent applications in Hong Kong, which are related to afucosylated anti-FGFR2IIIB antibodies and projected to expire in 2034. Additional licensed patents/applications include those related to combo therapy, method of use, or formulations, which are projected to expire between 2036 and 2039. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.
Odronextamab
As of December 31, 2022, Regeneron has three issued patents and four pending patent applications in mainland China, two issued patents and four pending patent applications in Hong Kong, two issued patents in Macau, and six issued patents and one pending patent application in Taiwan. These issued patents relate to CD3/CD20 bispecific antibody odronextamab/uses thereof and are projected to expire between 2030 and 2035. Regeneron also has additional patent applications pending in Greater China including those related to combination therapy using CD3/CD20 bispecific antibody or related to a dosing strategy. If issued, claims of these patent applications are projected to expire between 2036 and 2039.
Repotrectinib
As of December 31, 2022, we exclusively licensed three issued patents in mainland China, one issued patent and three pending patent applications in Hong Kong, one issued patent in Macau, and two issued patents in Taiwan. These issued patents or pending applications are directed to repotrectinib and are projected to expire in 2035. We have also exclusively licensed two issued patents and two pending patent applications in mainland China, two issued patents and one pending patent application in Hong Kong, two issued patents in Macau, and one pending patent application in Taiwan, that relate to chiral diaryl macrocycles, diaryl macrocycles polymorph, the use thereof, and combination therapy involving diaryl macrocyclic compounds. If issued, claims of these patent applications are projected to expire between 2036 and 2038. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of Greater China.
CLN-081
As of December 31, 2022, we exclusively licensed one issued patent in each of mainland China, Hong Kong, Macau, and Taiwan. These four patents are composition-of-matter patents, which are projected to expire in 2034. We have also exclusively licensed patents and applications pending in mainland China, Hong Kong, and Taiwan related to inhibition of mutant EGFR. Patents issued from these applications are projected to expire between 2037 and 2039. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
BLU-945
As of December 31, 2022, we exclusively licensed a patent portfolio related to BLU-945. The patents or applications (if issued as patents) are projected to expire in 2040 or thereafter. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
ZL-1211
As of December 31, 2022, we have filed applications in fourteen countries, including the United States, mainland China, Australia, Europe, Canada, South Korea, and Singapore, which are directed to anti-claudin antibodies and uses thereof. These patent applications, after maturing into patents, are projected to expire in 2039. We own these patent applications.
Efgartigimod
As of December 31, 2022, we exclusively licensed one issued patent in mainland China, one issued patent in Macau, and one pending patent application in each of mainland China and Hong Kong. These patent and pending patent applications are directed to an isolated FcRn antagonist or uses thereof. They are projected to expire in 2034. We have also exclusively licensed four pending patent applications in mainland China, six pending patent applications in Hong Kong, and two pending patent application in Taiwan. These applications are directed to uses of FcRn antagonists or compositions. Any patents issued from these applications are projected to expire between 2036 and 2041. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
ZL-1102
As of December 31, 2022, we have exclusively licensed one issued patent in each of the United States, Japan, Macau, and mainland China and one pending patent application in each of the United States, Europe, mainland China, Hong Kong, and Japan. These patent and patent applications are directed to composition of matter with a patent term projected to expire in 2036. We have also exclusively licensed one issued patent in the United States and Japan and one pending application in each of the United States, mainland China, Japan, and Europe. These patent/applications are directed to formulations. Any patents issued from these applications are projected to expire in 2037.
Durlobactam
As of December 31, 2022, we exclusively licensed one issued patent in mainland China, one issued patent in Japan, and one corresponding patent issued in each of several additional jurisdictions in the territory covered by our agreement with Entasis, including Australia, New Zealand, Hong Kong, Singapore, Taiwan, and Korea. These issued patents are directed to certain beta-lactamase inhibitor compounds and are projected to expire in 2033. We have also exclusively licensed a second family of patent applications with patents issued in mainland China, Hong Kong, Japan, Taiwan,

Singapore, and Australia. The patents/applications of the second family are projected to expire in 2035. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions outside of the licensed territory in the license and collaboration agreement with Entasis.
KarXT
As of December 31, 2022, we exclusively licensed an issued patent in Hong Kong directed to the use of KarXT, which is projected to expire in 2030. Additional licensed patents/applications are related to a composition which are projected to expire in 2039. We do not own or have an exclusive license to any patents or patent applications in any jurisdictions other than Greater China.
ZL-2201
As of December 31, 2022, we have licensed a world-wide patent portfolio related to ZL-2201. The patents or applications (if issued as patents) are projected to expire in 2040 or thereafter.
Trade Secrets
In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our partners, collaborators, scientific advisors, employees, consultants, and other third parties and invention assignment agreements with our consultants and employees. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information, and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes or that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. If any of the partners, collaborators, scientific advisors, employees, and consultants who are parties to these agreements breaches or violates the terms of any of these agreements or otherwise discloses our proprietary information, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. For more information regarding the risks related to our trade secrets, see Part I—Item 1A. Risk Factors—Risks Related to Intellectual Property – If we are unable to maintain the confidentiality of our trade secrets, our business and competitive position may be harmed.
Trademarks and Domain Names
We conduct our business using trademarks with various forms of the “ZAI LAB” and “再鼎医药” brands, as well as domain names incorporating some or all of these trademarks.
RESEARCH AND DEVELOPMENT
We believe research and development is important to our future growth and our ability to remain competitive. We are dedicated to discovering or licensing and developing and commercializing proprietary therapeutics that address areas of significant unmet medical need in Greater China and worldwide, including in the fields of oncology, autoimmune disorders, infectious diseases, and neuroscience.
We have built an integrated product discovery and development platform that aims to bring both in-licensed and internally discovered medicines to patients in Greater China and globally. We have assembled an in-house research and development team with over 400 dedicated personnel who have extensive experience in discovery, translational medicine, and late-stage development. Our in-house research and development team had previously been directly involved in the discovery and development of several innovative product candidates. Our in-house research and development team focuses on the development of innovative therapeutics for the treatment of oncology and autoimmune disorders. We believe our discovery efforts will enable us to achieve our long-term goal of generating a sustainable, internally discovered product pipeline of new product candidates for patients around the world. This effort has resulted in the identification of a number of proprietary candidates against targets in our focus areas that include immuno-oncology, DNA damage response/repair and oncogenic signaling that we are moving into pre-clinical development. The Company has a leadership team with extensive pharmaceutical research, development, and commercialization track records in both global and Chinese biopharmaceutical companies. We believe this team and our in-house discovery and development capabilities will enable us to achieve our long-term goal of commercializing our internally discovered innovative medicine for patients worldwide.

In addition, we collaborate with external research partners, such as leading CROs, academic institutions, and commercial partners. We contract with these parties for execution of our pre-clinical and clinical trials. For details, see Part I—Item 1. Business—Suppliers.
For 2022 and 2021, our research and development expenses were $286.4 million and $573.3 million, respectively. Our expenditures incurred on research and development activities include the following: (i) expenses incurred for payments to CROs, investigators, and clinical trial sites that conduct our clinical studies; (ii) employee compensation related expenses, including salaries, benefits and equity compensation expense; (iii) expenses for licensors; (iv) the cost of acquiring, developing, and manufacturing clinical study materials; (v) facilities, depreciation, and other expenses, which include office leases and other overhead expenses; (vi) costs associated with pre-clinical activities and regulatory operations; and (vii) expenses associated with the construction and maintenance of our manufacturing facilities.
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
In October 2017, the drug regulatory system entered a new and significant period of reform. The General Office of the State Council and the General Office of the Communist Party of China Central Committee jointly issued the Opinion on Deepening the Reform of the Regulatory Approval System to Encourage Innovation in Drugs and Medical Devices (the “Innovation Opinion”), which is a mandatory plan to further reform the review and approval system and to encourage the innovation of drugs and medical devices. Under the Innovation Opinion and other recent reforms, the expedited programs and other advantages encourage drug manufacturers to seek marketing approval in mainland China first and to develop drugs in high priority disease areas, such as oncology or rare disease.
To implement the regulatory reform introduced by the Innovation Opinion, the Standing Committee of the National People’s Congress (the “SCNPC”), and the NMPA have revised the fundamental laws, regulations and rules governing pharmaceutical products and the pharmaceutical industry, including the amendment of the framework law known as the Drug Administration Law of the People’s Republic of China (the “Drug Administration Law”), which became effective in December 2019. The SAMR, has promulgated two key implementing regulations for the Drug Administration Law: (i) the amended Administrative Measures for Drug Registration and (ii) the amended Measures on the Supervision and Administration of the Manufacture of Drugs. Both regulations took effect in July 2020.
Regulatory Authorities
In mainland China, the NMPA is the authority under the SAMR that monitors and supervises the administration of pharmaceutical products, medical appliances and equipment, and cosmetics. The NMPA was established in March 2018 as part of the institutional reform of the State Council. Predecessors of the NMPA include the former China Food and Drug Administration (the “CFDA”) established in March 2013, the State Food and Drug Administration (the “SFDA”) established in March 2003, and the State Drug Administration established in August 1998. The primary responsibilities of the NMPA include:
•monitoring and supervising the administration of pharmaceutical products, medical devices and equipment as well as cosmetics in mainland China;
•formulating administrative rules and policies concerning the supervision and administration of the pharmaceutical, medical device and cosmetics industry;
•evaluating, registering and approving chemical drugs, biological products and traditional Chinese medicine (“TCM”);
•approving and issuing permits for the manufacture and export/import of pharmaceutical products; and
•examining and evaluating the safety of pharmaceutical products, medical devices and cosmetics and handling significant accidents involving these products.
According to the Decision of the CFDA on Adjusting the Approval Procedures under the Administrative Approval Items for Certain Drugs published in March 2017, which became effective in May 2017, approvals of CTAs should be issued by the CDE in the name of the CFDA.

China’s National Health and Family Planning Commission (the “NHFPC”) was rebranded as the National Health Commission (“NHC”) in March 2018. The NHC is an authority at the ministerial level under the State Council and is primarily responsible for national public health. The NHC combines the responsibilities of the former NHFPC, the Leading Group Overseeing Medical and Healthcare Reform under the State Council, the China National Working Commission on Aging, partial responsibilities of the Ministry of Industry and Information Technology in relation to tobacco control, and partial responsibilities from the former State Administration of Work Safety in relation to occupational safety. The predecessor of NHFPC is the Ministry of Health (the “MOH”). Following the establishment of the former SFDA in 2003, the MOH was put in charge of the overall administration of the national health in mainland China, excluding the pharmaceutical industry. The NHC performs a variety of tasks in relation to the health industry such as establishing and overseeing the operation of medical institutions, some of which also serve as clinical trial sites, regulating the licensure of hospitals, and producing professional codes of ethics for public medical personnel. The NHC plays a significant role in drug reimbursement.
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
Certain amendments to the Drug Administration Law took effect in December 2001, and subsequent amendments in December 2013, April 2015, and August 2019. These amendments were formulated to strengthen the supervision and administration of pharmaceutical products and to ensure the quality and safety of pharmaceutical products. The current Drug Administration Law applies to entities and individuals engaged in the development, production, distribution, application, supervision and administration of pharmaceutical products. The Drug Administration Law regulates and prescribes a framework for the administration of the law to pharmaceutical manufacturers, pharmaceutical distribution companies, and medicinal preparations of medical institutions and the development, research, manufacturing, distribution, packaging, pricing and advertisements of pharmaceutical products.
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
In August 2019, the SCNPC promulgated the latest Drug Administration Law (the “2019 Amendment”), which became effective in December 2019. The 2019 Amendment brought a series of changes to the drug supervision and administration system, including (i) the formalization of the drug marketing authorization holder system (the “MAH system”); (ii) expedited approval pathway; and (iii) the cancelation of relevant certification in relation to Good Manufacturing Practice and Good Supply Practice. The 2019 Amendment requires the marketing authorization holder to assume responsibilities for the entire product life cycle, including non-clinical studies, clinical trials, manufacturing, marketing, post-marketing studies, monitoring, reporting and handling of adverse reactions of the drug. The 2019 Amendment also stipulates that the state supports the innovation of drugs with clinical value, encourages the development of drugs with new therapeutic mechanisms and multi-targeted, systematic adjustment and intervention of physiological function, and promotes the technological advancement of drugs.
The Implementing Measures of the Drug Administration Law promulgated by the State Council in August 2002 were amended in February 2016 and March 2019, and serve to provide detailed implementation regulations for the Drug Administration Law. On May 9, 2022, the NMPA published a comprehensive draft of Amendment to the Implementing Measures of the Drug Administration Law for public comments. The draft amendment introduced changes to the regulatory framework and aimed to codify certain regulatory initiatives implemented by the Chinese government since the promulgation of the current Drug Administration Law in 2019. However, the draft amendment has not been finalized.
Administrative Measures for Drug Registration
In July 2007, the former SFDA released the Administrative Measures for Drug Registration which took effect in October 2007 (the “2007 Drug Registration Regulation”). The 2007 Drug Registration Regulation covers (i) definitions of drug marketing authorization applications and regulatory responsibilities of the former SFDA; (ii) general requirements for drug marketing authorization; (iii) drug clinical trials; (iv) application, examination and approval of drugs (such as new drugs, generic drugs, imported drugs and OTC drugs); (v) supplemental applications and marketing authorization renewals of drugs; (vi) re-registration of drugs; (vii) inspections; (viii) marketing authorization standards and specifications; (ix) time limits; (x) re-examination; and (xi) liabilities and other supplementary provisions.
In January 2020, the SAMR released the amended Administrative Measures for Drug Registration, which took effect in July 2020 (the “2020 Drug Registration Regulation”). Compared to the 2007 Drug Registration Regulation, the 2020 Drug Registration Regulation provides detailed procedural and substantive requirements for the key regulatory concepts established by the 2019 Amendment and confirms a number of reform actions that have been taken in the past years, including but not limited to: (i) fully implementing the MAH system and implied approval for the commencement of clinical trials; (ii) implementing associated review of drugs, excipients and packaging materials; and (iii) introducing four expedited approval pathways, namely the breakthrough designation, conditional approvals, prioritized reviews and special reviews and approvals.
Collecting and Using Patients’ Human Genetic Resources and Derived Data
In June 1998, the Ministry of Science and Technology (the “MOST”) and the former MOH jointly established the Interim Measures for the Administration of Human Genetic Resources in China. In July 2015, the MOST issued the Service Guide for the Examination and Approval of Sampling, Collecting, Trading, Exporting Human Genetic Resources, which provides that foreign entities that collect and use patients’ human genetic resources in clinical trials shall be required to file for an advance approval with the HGRAC through its online system.
In October 2017, the MOST issued the Circular on Optimizing the Administrative Examination and Approval of Human Genetic Resources, which simplified the approval process for collecting and using human genetic resources for the purpose of seeking marketing authorization of drugs in mainland China.
In May 2019, the State Council of the People’s Republic of China issued the Regulation on the Administration of Human Genetic Resources (the “HGR Regulation”), which applies to activities that involve collection; biobanking; use of China-sourced human genetic resources (“HGR”), which includes the genetic materials with respect to organs, tissues, cells, and other materials that contain the human genome, genes, and other genetic substances (the “China Biospecimens”) and derived data (together with the China Biospecimens, the “China-Sourced HGR”); and the provision of such items to foreign parties or entities established or actually controlled by them. Pursuant to this new rule, a new filing system (as opposed to the advance approval approach originally in place) is put in place for international clinical trials using Chinese patients’ biospecimens at clinical study sites without involving the export of such biospecimens outside of mainland China. A notification filing that specifies the type, quantity and usage of the biospecimens, among others, with the HGRAC is required before conducting such clinical trials. The collection, use, and outbound transfer of Chinese patients’ biospecimens in international collaboration for basic scientific research involving export of such biospecimens are still subject to the advance approval of the HGRAC.
In October 2020, the SCNPC promulgated the Biosecurity Law, which became effective on April 15, 2021. The Biosecurity Law reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative fines significantly in cases in which foreign entities are alleged to have collected, preserved or exported Chinese human genetic resources.
In March 2022, the MOST issued Answers to Frequently Asked Questions Regarding Human Genetic Resources Administration (the “Q&A Series I”). The Q&A Series I provides short answers to 30 frequently asked questions relating to the collection, preservation, utilization, and external provision of China-Sourced HGR. For example, the Q&A Series I clarifies that a notification filing with the HGRAC is required for the purpose of transferring China-Sourced HGR to regulatory authorities in other jurisdictions.
In March 2022, the MOST issued the Draft Implementing Rules of the HGR Regulation (Draft for Comment) (the “Draft Implementing Rules”). The Draft Implementing Rules are intended to provide operational details and clarify questions that have emerged in the past few years. Under the Draft Implementing Rules, clinical studies conducted for the purpose of obtaining marketing authorization for drugs and medical devices in China, if not involving the export of human genetic materials, will be eligible for a notification filing (as opposed to the advance approval) if the human genetic materials are collected by sites, and processed by sites or an onshore third-party lab specified in the clinical trial protocol. The Draft Implementing Rules provide clearer guidance on how to allocate the intellectual property derived from a Sino-foreign cooperative research utilizing China-Sourced HGR. The Draft Implementing Rules enumerate situations where a security review is required for external provision of or open access to of human genetic data, such as external provision of or open access to human genetic data about important genetic pedigrees, human genetic data from specific regions, and exome sequencing and genome sequencing information of over 500 individuals.

In April 2022, the MOST issued Answers to Frequently Asked Questions Regarding Human Genetic Resources Administration (Q&A Series II) (the “Q&A Series II”). The Q&A Series II provides formal written replies to 5 frequently asked questions relating to the collection, preservation, utilization, and external provision of China-Sourced HGR. The Q&A Series II specifies that collection and external provision of or open access to the data related to clinical practices, patient demographics, lab tests, medical images, etc. that do not carry genetic attributes will not be regulated as collection and external provision of or open access to human genetic data. The Q&A Series II stipulates that no advance approval for Sino-foreign cooperative research is required for a research utilizing China-Sourced HGR, if the foreign entity who provides funding support will not substantially participate in the research and have no access to or ownership of the research data and research results.
Regulations on the Clinical Trials and Marketing Authorization of Drugs
Four Phases of Clinical Trials
According to the 2020 Drug Registration Regulation, a clinical development program consists of Phases I, II, III, and IV clinical trials as well as bioequivalence trials. Based on the characteristics of study drugs and research objectives, the four phases of studies respectively focus on clinical pharmacology, exploratory, confirmatory, and post-approval assessment of efficacy and safety.
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
Qualification of Clinical Trial Institutions and Compliance with GCP
According to the Innovation Opinion, certification of clinical trial institutions by the former CFDA and the former NHFPC was no longer required. Instead, a clinical trial institution can be engaged by a drug marketing authorization applicant (i.e., a sponsor) to conduct a drug clinical study after it has been duly registered with the online platform designated by the NMPA. In November 2019, pursuant to the 2019 Amendment, the NMPA and the NHC jointly released the Rules for Administration of the Drug Clinical Trial Institutions, which became effective in December 2019. The rules specify requirements for clinical trial institutions and recordal procedures. Pursuant to the rules, a clinical trial institution should comply with the requirements of the Good Practices for Drug Clinical Trials (the “GCP”), and be capable of undertaking drug clinical trials. It should also evaluate, or engage a third party to evaluate, its clinical trial proficiency, facilities, and expertise before the recordation. According to the Implementing Measures of the Drug Administration Law, a drug marketing authorization applicant should only engage a clinical trial institution that complies with relevant regulations to carry out a drug clinical trial.
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
In April 2020, the NMPA and the NHC released the Amended GCP that took effect in July 2020. The Amended GCP provides comprehensive and substantive requirements on the design and conduct of clinical trials in mainland China. In particular, the Amended GCP enhances the protection for study subjects and tightens the control over bio-samples collected under clinical trials.
International Multi-Center Clinical Trials Regulations
In January 2015, the former CFDA promulgated the Tentative Guidelines for International Multi-Center Clinical Trial (the “Multi-Center Clinical Trial Guidelines”), which took effect in March 2015. The Multi-Center Clinical Trial Guidelines aimed to provide guidance for the regulation of application, implementation, and administration of International Multi-Center Clinical Trials in China (the “IMCCT”). IMCCT applicants may simultaneously perform clinical trials in different centers using the same clinical trial protocol. Where the marketing authorization applicant plans to make use of the data derived from the IMCCTs, such IMCCTs shall satisfy, in addition to the requirements set forth in the Drug Administration Law and its implementation regulations, the Administrative Measures for Drug Registration, the GCP, and relevant laws and regulations, the following requirements:
•The applicant shall first conduct an overall evaluation on the global clinical trial data and further make trend analysis of the Asian and Chinese clinical trial data. In the analysis of Chinese clinical trial data, the applicant shall consider the representativeness of the research subjects, i.e., the participating patients;
•The applicant shall analyze whether the amount of Chinese research subjects is sufficient to assess and adjudicate the safety and effectiveness of the study drug, and satisfy the statistical and relevant legal requirements; and
•The onshore and offshore IMCCT research centers shall be subject to on-site inspections by the Chinese regulatory authorities.
IMCCTs shall follow the Good Clinical Trial Practice of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH-GCP”) principles and ethics requirements. Marketing authorization applicants shall ensure the truthfulness, reliability, and trustworthiness of clinical trials results. The investigators shall have the qualification and capability to perform relevant clinical trials. The ethics committee shall continuously supervise the trials and protect the subjects’ interests, benefits, and safety. Before the commencement of the IMCCT, applicants shall obtain clinical trial approvals or complete filings pursuant to requirements under the local regulations where clinical trials are conducted, and applicants shall register and disclose the information of all major investigators and study sites on the NMPA’s drug clinical trial information platform.
Data derived from IMCCTs can be used for the marketing authorization applications with the NMPA. When using international multi-center clinical trial data to support marketing authorization applications in mainland China, applicants shall submit the completed global clinical trial report, statistical analysis report and database, along with relevant supporting data in accordance with International Conference on Harmonization-Common Technical Document (“ICH CTD”) content and format requirements. Also, subgroup research results summary and comparative analysis shall be conducted concurrently.
In October 2017, the former CFDA released the Decision on Adjusting Items concerning the Administration of Imported Drug Registration to reform the regulatory framework for IMCCT in China, which includes the following key points:
•The IMCCT drug does not need to be approved or entered into either a Phase II or III clinical trial in a foreign country, except for preventive biological products. Phase I IMCCT is permissible in mainland China.
•The application for drug marketing authorization can be submitted directly after the completion of the IMCCT.
•With respect to clinical trial and market authorization applications for imported innovative chemical drugs and therapeutic biological products, the marketing authorization in the country or region where the foreign drug manufacturer is located will not be required.
Clinical Trial Waivers and Acceptance of Foreign Clinical Trial Data
In July 2018, the NMPA issued the Technical Guidance for Accepting Foreign Clinical Trial Data (the “Foreign Clinical Trial Data Guidance”), as one of the implementing rules for the Innovation Opinion. According to the Foreign Clinical Trial Data Guidance, sponsors may use the data of foreign clinical trials to support drug marketing authorization in mainland China, provided that sponsors must ensure the authenticity, completeness, accuracy and traceability requirements, and that such data must be obtained in consistency with the relevant requirements under the ICH-GCP. Clinical trial sponsors must be attentive to potentially meaningful ethnic differences in the subject population.
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
Marketing Authorization Holder System
Under the authorization of the SCNPC in November 2015, the State Council issued the Pilot Plan for the Drug Marketing Authorization Holder Mechanism in May 2016, which provides a detailed pilot plan for the MAH system for drugs in 10 provinces in mainland China. Under the MAH system, domestic drug research and development institutions and individuals in the piloted regions are eligible to be holders of drug marketing authorizations without having to become drug manufacturers. The Pilot Plan was originally set for a 3-year period by the SCNPC and would end in November 2018, but the SCNPC later extended the pilot program for another year.
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
In December 2022, the NMPA issued the Provisions on Supervision and Administration of Marketing Authorization Holders Concerning the Implementation of Primary Responsibilities for Drug Quality and Safety. This regulation requires marketing authorization holders to establish and improve the drug quality management system, and assume primary responsibility for the safety, effectiveness, and quality of drugs during the total product life cycle. Marketing authorization holders need to build an information-based traceability system and establish a sound drug recall system, among other things.
Drug Marketing Authorization
According to the 2020 Drug Registration Regulation, the applicant may submit an application for drug marketing authorization to CDE upon completion of relevant research on pharmacy, pharmacology, toxicology and drug clinical trials, determination of the quality standards of the drug, validation of commercial-scale production processes and preparation for acceptance of verification and inspection conducted by the Center for Food and Drug Inspection (the “CFDI”). The NMPA then determines whether to approve the application according to the comprehensive technical review by the CDE. We must obtain approval of drug marketing authorizations before our drugs can be manufactured and sold in the mainland China market.
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
In March 2016, the former CFDA issued the Reform Plan for Registration Classification of Chemical Medicine (the “Reform Plan”), which outlined the reclassifications of drug marketing authorization applications under the 2007 Drug

Registration Regulation. Under the Reform Plan, Category 1 drugs refer to innovative chemical drugs that have not been marketed anywhere in the world. Improved new chemical drugs that are not marketed anywhere in the world fall into Category 2. Generic drugs that have equivalent quality and efficacy to the originator’s drugs that have been marketed abroad but not yet in mainland China fall into Category 3. Generic drugs that have equivalent quality and efficacy to the originator’s drugs and have been marketed in mainland China fall into Category 4. Category 5 drugs are chemical drugs which have already been marketed abroad but are not yet approved in mainland China.
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
Priority Review and Accelerated Review and Approval Channels
The NMPA and its predecessors have issued a series of regulatory documents aiming to simplify or accelerate the review and approval process for innovative new drugs or drugs in great clinical demand. According to the Special Examination and Approval of Registration of New Drugs promulgated by the former SFDA in January 2009, the former SFDA conducts special examination and approval for new drug marketing authorization applications when:
•the effective constituent of drug extracted from plants, animals, minerals, etc. as well as the preparations thereof have never been marketed in mainland China, and the material medicines and the preparations thereof are newly discovered;
•the chemical raw material medicines as well as the preparations thereof and the biological product have not been approved for marketing home and abroad;
•the new drugs are for treating AIDS, malignant tumors and rare diseases, etc., and have obvious advantages in clinical treatment; or
•the new drugs are for treating diseases with no effective methods of treatment.
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
The Circular Concerning Several Policies on Drug Registration Review and Approval issued by the former CFDA in November 2015 further provides the following policies, potentially simplifying and accelerating the approval process of clinical trials: (x) a single approval for all phases of clinical trials for a new drug, replacing the phase-by-phase application and approval procedure; and (y) a fast-track approval pathway for the following applications: (1) marketing authorization of innovative new drugs treating AIDS, malignant tumors, serious infectious diseases and rare diseases; (2) marketing authorization of pediatric drugs; (3) marketing authorization of drugs treating specific or prevalent diseases in elders; (4) marketing authorization of drugs listed in national major science and technology projects or national key research and development plans; (5) marketing authorization of drugs using advanced technology, using innovative treatment methods, or having distinctive clinical benefits that are urgently needed clinically; (6) marketing authorization of foreign innovative drugs to be manufactured locally in mainland China; (7) concurrent applications for CTA which are already approved in the United States or the European Union or concurrent drug marketing authorization applications for drugs which have applied to the United States or European Union regulatory authorities and are manufactured in mainland China using the same production line that passed the onsite inspections by the United States or the European Union regulatory authorities; and (8) CTA for drugs with urgent clinical need and patent expiry within three years, and marketing authorization applications for drugs with urgent clinical need and patent expiry within one year.
The Opinions on Encouraging Priority Review and Approval for Drug Innovations promulgated by the former CFDA in December 2017 provide that a fast-track CTA or marketing authorization pathway will be available to both innovative drugs with distinctive clinical benefits, which have not been sold within or outside mainland China, and drugs using advanced technology, innovative treatment methods or having distinctive treatment advantages.
The 2020 Drug Registration Regulation has incorporated the previous reform with respect to the accelerated review and approval process for clinical trials and drug marketing authorizations. The 2020 Drug Registration Regulation and the auxiliary regulatory documents currently provide four procedures for fast-track review and approvals of drugs. The NMPA would prioritize the allocation of resources for communication, guidance, review, inspection, examination, and approval of applications that are qualified for the application of the four procedures. The four procedures are (1) the review and approval procedures for breakthrough therapeutic drugs; (2) the review and approval procedures for drug conditional approval application; (3) the priority review procedures for drug marketing authorization approval; and (4) drug special review and approval procedures in case of public health emergency.
Review and Approval Procedures for Breakthrough Therapeutic Drugs
In principle, during the drug clinical trials, an applicant may submit the application to the CDE for its drug to be designated as a breakthrough therapeutic drug if the following general conditions are met:
•The drug candidate must be an innovative new drug or improved new drug;
•The drug candidate must be used for the prevention and treatment of life-threatening illnesses or illnesses which have a serious impact on the quality of life; and
•There is no other effective prevention or treatment method, or there is adequate evidence proving that the drug candidate has obvious clinical advantages over existing treatment methods.
Review and Approval Procedures for Drug Conditional Approval Application
At the clinical trial stage, an applicant may submit the application to the CDE for its drug to be qualified for conditional approval if the following general conditions are met:
•The drug candidate is for treatment of life-threatening illnesses with no effective treatment method or in dire need in case of a public health emergency; and clinical trial data on drug efficacy is available and the clinical value of the drug candidate can be predicated based on such data; or
•For vaccines urgently needed in major public health crisis or other vaccines that are deemed by the NHC to be urgently needed, they may receive conditional approvals if their assessed benefits outweigh the risks.
Priority Review Procedures for Drug Marketing Authorization Approval
Upon the submission of the marketing authorization application for a drug candidate that has obvious clinical value, an applicant may request that the marketing authorization application be qualified for priority review. Drugs that are qualified for priority review include:
•Drugs that are in short supply and urgently needed clinically, or innovative new drugs or improved new drugs for the prevention and treatment of major contagious diseases or rare diseases;
•Drugs for pediatric use with new product specification, dosage form and strength that comply with pediatric physiological characteristics;
•Vaccines and innovative vaccines urgently needed for the prevention and control of diseases;
•Drugs that received breakthrough therapeutic drug designation;
•Drugs that are qualified for conditional approval; and
•Others qualified for priority review as stipulated by the NMPA.
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
Administrative Protection for New Drugs
Under the 2007 Drug Registration Regulation, the Implementing Measures of the Drug Administration Law (effective in March 2019) and the Reform Plan, the NMPA may provide for an administrative monitoring period of not more than five years for Category 1 new drugs for the purpose of protecting public health. The new drug monitoring period commences from the date of approval, and the NMPA will continually monitor the safety of those new drugs. However, the 2020 Drug Registration Regulation omits the provisions relating to the administrative exclusivity created by the new drug monitoring period. The NMPA has not issued any written guidance regarding whether it will grant administrative exclusivity during the new drug monitoring period to new drugs approved after the 2020 Drug Registration Regulation took effect.

In July 2021, the NMPA and the China National Intellectual Property Administration (the “CNIPA”), jointly published the Measures for Implementing an Early-Stage Resolution Mechanism for Pharmaceutical Patent Disputes (Tentative) (the “Measures on Patent Linkage”). The Measures on Patent Linkage provide an operating mechanism for the NMPA and CNIPA to link generic drug applications to pharmaceutical patent protection, also known as Patent Linkage. The most recent amendment to the Patent Law of the People’s Republic of China (the “China Patent Law”), which was promulgated by the SCNPC in October 2020 and became effective in June 2021, describes the general principles of Patent Linkage, but lacks operational details. The Measures on Patent Linkage are intended to answer these operational questions.
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
Data Privacy and Data Protection
The Chinese government continues to strengthen its regulation of network security, data protection, data privacy, and personal information (including personal health information). For example, the Civil Code of the People’s Republic of China (the “PRC Civil Code”), which was promulgated by the National People’s Congress of the People’s Republic of China in May 2020 and became effective in January 2021, provides that the personal information of a natural person shall be protected by the law. Any organization or individual that needs to obtain personal information of others shall obtain such information legally and ensure the safety of such information, and shall not illegally collect, use, process or transmit personal information of others, or illegally purchase or sell, provide or make public personal information of others.
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
On September 14, 2022, the CAC published a draft amendment to the Cyber Security Law for public comment. According to the CAC’s explanatory note, published together with draft amendment, the draft amendment was formulated to align the Cyber Security Law with several new laws that were released after the Cyber Security Law came into effect in June 2017. These new laws include the Administrative Punishment Law of the People’s Republic of China, the Data Security Law, and the Personal Information Protection Law (the “PIPL”), all of which were adopted or amended in 2021. The draft amendment mainly proposes revisions to Chapter VI of the Cyber Security Law on legal responsibility to adjust the types and ranges of administrative penalties for violating the Cyber Security Law and to align them with other laws. Generally, the fines and penalties available to be imposed by Chinese cyberspace regulators have been significantly increased and expanded.
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
In June 2021, the SCNPC promulgated the Data Security Law, which became effective in September 2021. The Data Security Law establishes a tiered system for data protection in terms of the data’s importance, and requires that data identified as important data, which will be identified by governmental authorities through the use of catalogs, be treated with a higher level of protection. Specifically, the Data Security Law requires any processors of important data to appoint a data security officer and a management department to take charge of data security. In addition, any processors of important data are required to periodically evaluate the risk of its data processing activities and file risk assessment reports with relevant regulatory authorities. The Data Security Law, in addition to reiterating the Cyber Security Law requirements for cross-border transfers of important data collected and produced during operations within the territory of mainland China of critical information infrastructure operators, also references additional requirements that are yet-to-be formulated regulating the cross-border transfer of important data by all processors. Additionally, the Data Security Law prohibits any organization or individual located within the territory of mainland China from providing to a foreign judicial or law enforcement authority any data stored within the territory of mainland China without the approval of relevant regulatory authorities. Since the Data Security Law is relatively new, uncertainties still exist in relation to its interpretation and implementation.
The current Cybersecurity Review Measures, which were released by the CAC together with 12 other Chinese regulatory authorities on January 4, 2022, came into effect on February 15, 2022. Pursuant to the Cybersecurity Review Measures, critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review.
In August 2021, the National People’s Congress promulgated the PIPL, which became effective in November 2021. The PIPL is an omnibus regulation that provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information of individuals conducted within the territory of mainland China and the processing of personal information of individuals located in mainland China conducted outside of mainland China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, individuals located in mainland China. Under the PIPL, the processing of personal information is not permitted unless a legal basis exists. The legal bases for processing personal information under the PIPL include (i) where the consent of the relevant individual is obtained, (ii) where it is necessary to conclude or perform a contract to which the relevant individual is a party or for implementing human resources management in accordance with labor rules and regulations that are formulated in accordance with the law or collective contracts concluded in accordance with the law, (iii) where it is necessary to perform legal duties or obligations, (iv) where it is necessary to respond to a public health emergency or to protect the life and health of persons or their property, (v) where it is for news reporting and supervision of public opinion carried out for the public interest, and the processing is reasonable in scope, (vi) where it is necessary to process the personal information disclosed by the relevant individual or otherwise legally disclosed, and the processing is reasonable in scope, and (vii) under other circumstances prescribed by laws and regulations. The PIPL clarifies and prescribes new notice and consent requirements for personal information processors, including the requirement to obtain separate consent in five circumstances: (i) when disclosing personal information to another personal information processor, (ii) when processing sensitive personal information, (iii) when transferring personal information outside the territory of mainland China, (iv)

when publicly disclosing the personal information of an individual, and (v) when using an individual’s personal image or identification information collected by image capture or personal identification equipment installed in public places for purposes other than maintaining public security. The PIPL also provides that critical information infrastructure operators and personal information processors who process personal information meeting a volume threshold set by Chinese cyberspace regulators are also required to store in mainland China personal information generated or collected in mainland China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. In addition, under the PIPL, all personal information processors that need to transfer personal information out of mainland China are required to provide adequate notice to data subjects of such transfer and satisfy one of four conditions: (i) pass a security assessment organized by Chinese cyberspace regulators, (ii) undergo certification by specialized certification agencies in accordance with relevant regulations, (iii) conclude a standard contract designated by China cyberspace regulators with the recipient of the personal information located outside of mainland China, or (iv) other conditions contemplated by laws, administrative regulations or Chinese cyberspace regulators. The PIPL also enumerates a number of data subject rights, including the right of notice, access, correction, deletion, and portability. Additionally, the PIPL prohibits any personal information processor from providing to a foreign judicial or law enforcement authority any data stored within the territory of mainland China without the approval of relevant regulatory authorities. Lastly, the PIPL provides for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and violators may also be ordered to suspend any related activity by competent authorities.
In November 2021, the CAC further published the Regulations on Network Data Security Management (Draft for Comment) (the “Draft Management Regulations”). The Draft Management Regulations proposed that data processors defined as individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion are subject to cybersecurity review if either they process personal information of more than one million individuals and aim to list on foreign stock markets, or their data processing activities influence or may influence national security. The Draft Management Regulations also propose requiring data processors seeking to list on foreign stock markets to annually assess their data security themselves or through data security service organizations and submit the assessment reports to relevant competent authorities. As the Draft Management Regulations was released only for public comment, the final version and the effective date thereof may be subject to change with substantial uncertainty.
On January 13, 2022, the draft Guidelines for Identification of Important Data were released, which sets out six principals for identifying critical data: (i) data must be assessed based on its security impact from the perspectives of state security, economy, social stability, public health and safety, etc., data which is only important to organizations internally shall not be regarded as critical data; (ii) data classification is important in identifying the area(s) of focus for protection, by classifying data and specifying security protection priorities, only critical data would be subject to additional requirements to the ensure free flow of non-critical data; (iii) existing local regulations and industry practice must be considered to ensure the additional measures work seamlessly with them, (iv) risks should be assessed in a holistic matter including the data’s confidentiality, completeness, availability, authenticity, and accuracy, etc.; (v) both the quality and quantity of data must be considered; and (vi) the assessment must be conducted and reviewed on a regular basis because the uses of the data, the way that the data is shared and the importance of data may change over time. The Guidelines, when finalized, are intended to be used by Chinese industry sector regulators to comply with a directive under the Data Security Law to formulate catalogues of important data that apply to organizations operating within the respective sectors.
Data Privacy and Data Protection (Cross-Border Data Transfer)
On September 1, 2022, the Security Assessment Measures issued by the CAC came into effect. The Security Assessment Measures set out a security assessment framework for cross-border data transfers out of mainland China as well as ground rules for a security assessment filing for cross-border data transfers which is stipulated in the Cyber Security Law and the PIPL.
A security assessment will be triggered if a cross-border data transfer out of mainland China is under any of the following circumstances: (i) transfer of important data by data processors; (ii) transfer of personal information by critical information infrastructure operators and data processors that process personal information of more than one million individuals; (iii) transfer of personal information by data processors that have transferred either personal information of over 100,000 individuals or sensitive personal information of over 10,000 individuals abroad since January 1 of the preceding year; and (iv) other situations as determined by the CAC. According to statements by the CAC, a cross-border data transfer includes (i) an outbound transfer and overseas storage of data collected and generated during a data processor’s operation in mainland China; and (ii) a remote access or use of data collected and generated by a data processor stored within mainland China by overseas institutions, organizations, and individuals.
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
The Security Assessment Measures have retroactive effect for relevant data transfers out of mainland China conducted prior to September 1, 2022, and data processors have until February 28, 2023 to undergo mandatory security assessment for such prior data transfers. If a data processor fails to complete a security assessment for relevant data transfers out of mainland China conducted prior to September 1, 2022, it needs to rectify the failure by February 28, 2023. We continue to assess our obligations under these laws and are working with the CAC to ensure our compliance with respect to any mandatory security assessments.
On August 31, 2022, the CAC promulgated the first edition of the Guide to Applications for Security Assessment of Outbound Data Transfers (the “Security Assessment Guide”). The Security Assessment Guide provides practical guidance to the implementation of the Security Assessment Measures.
The Security Assessment Guide reiterates the timeline and procedures for applications for security assessment of outbound data transfers under the Security Assessment Measures. The Security Assessment Guide specifies the dossier requirements for applications for security assessment and provides templates for some required documents. Consistent with the Security Assessment Measures, prior to submitting an application for security assessment, the applicant must conduct a self-assessment of the risks of the outbound data transfer. Additionally, the Security Assessment Guide clarifies that the application of security assessment shall be submitted to provincial branches of the CAC, who will forward it to the CAC for further review and assessment.
The Security Assessment Guide also reaffirms CAC’s position that a cross-border data transfer out of mainland China includes where a data processor transfers or stores overseas the data collected or generated in its operations in mainland China, and where a data processor allows an overseas entity, organization, or individual to access, retrieve, download, or export data the data processor collects or generates and stores in mainland China.
On November 4, 2022, the CAC and SAMR jointly issued the Notification on the Implementation of Personal Information Protection Certification, which implements, among other things, the personal information protection certification (“PIPC”) mechanism to satisfy the requirements of the PIPL for the cross-border transfer out of mainland China of personal information. In parallel with that notification, on June 24, 2022, the National Information Security Standardization Technical Committee issued the first version of the Guidance on Network Security Standardized Practice – Specification for Certification of Personal Information Cross-Border Processing Activities (the “Certification Specification”), and on December 16, 2022, the National Information Security Standardization Technical Committee issued an updated version of the Certification Specification. The Certification Specification serves as an industry standard and provides the general principles and detailed requirements for personal information processors engaging in the cross-border transfer out of mainland China of personal information to meet in order to obtain a PIPC from qualified certification institutions with respect to such data transfers. Personal information processors that obtain a PIPC may rely on a PIPC to comply with PIPL requirements for cross-border data transfers of personal information out of mainland China that do not need to undergo a security assessment.
Under the Certification Specification, personal information processors seeking to obtain a PIPC need to (i) demonstrate adherence to general personal information protection principles; (ii) put in place a data transfer agreement meeting certain requirements with overseas recipients of the transferred personal information located outside of mainland China; (iii) implement certain technical and organizational measures directed at personal information protection, including with respect to the cross-border data transfer processing activities; (iv) agree with the overseas recipients’ same rules for cross-border processing of personal information regarding multiple aspects and jointly observe such rules; (v) conducted personal information protection impact assessments and periodic audits of, among other things, the personal information processor’s and the overseas recipients’ personal information protection measures, internal controls, protection of data subject rights, and the impact of the legal and network security environment in destination countries and regions; and (vi) meet, bear, and be subject to, and require the overseas recipients to meet, bear, and be subject to certain legal responsibilities and liabilities and supervision by qualified certification institutions and Chinese cyber regulators with respect to their cross-border data transfer processing activities and to data subjects. The list of qualified certification institutions has not been released to date.
On February 22, 2023, the CAC published the Measures for the Standard Contract for Cross-Border Transfer of Personal Information, along with the final version of the standard contract for the cross-border transfer of personal information outside of mainland China (the “PRC Standard Contract”), which will be effective on June 1, 2023. The PRC

Standard Contract clarifies terms and conditions to be agreed on between personal information processors as a data exporter and an overseas recipient as a data importer with respect to cross-border data transfers of personal information out of mainland China. Going forward, the PRC Standard Contract can be used to comply with requirements under the PIPL for cross-border data transfers of personal information out of mainland China that do not need to undergo a security assessment.
A personal information processor may enter into the PRC Standard Contract and provide it along with other required materials to relevant governmental authorities for filing to ensure the legality of a cross-border transfer out of mainland China if the following conditions are satisfied: the personal information processor (i) is not a CIIO; (ii) processes personal information of fewer than 1 million individuals; (iii) has provided personal information of fewer than 100,000 individuals overseas in aggregate since January 1 of the preceding year; and (iv) has provided sensitive personal information of fewer than 10,000 individuals overseas in aggregate since January 1 of the preceding year.
The PRC Standard Contract imposes certain obligations on the parties of such cross-border data transfers to protect the interests of data subjects, including, for example, (i) data exporters are required to use reasonable efforts to ensure data importers have adequate technical and organizational measures to ensure secure processing and have relevant capabilities to fulfill their obligations relating to the data transfer, and (ii) the parties of such cross-border transfer are required to ensure that the rights and interests of data subjects are well recognized in practice (and data subjects’ inquiries are promptly responded to), as such data subjects are considered third-party beneficiaries of the PRC Standard Contract.
Additional regulations, guidelines, and measures relating to data privacy and data protection are expected to be adopted, including more guidance from industry sector regulators on the catalogues of important data, publication of lists of qualified certification institutions for certifications for cross-border transfers of personal information out of mainland China, which may contain additional requirements for transferring personal health information out of mainland China.
Since our subsidiaries located in mainland China operate computer networks as part of their normal operations, we are required to comply with the requirements of mainland China’s cyber security, data protection, and privacy laws and regulations. In addition, in the ordinary course of our business, we collect and store personal information, including personal information about our clinical trial subjects, customers, and employees in mainland China. We may need to share such personal information with our subsidiaries, licensors, partners, or contractors located outside mainland China. Mainland China’s network and data protection regime is constantly evolving, and we continue to face uncertainties as to whether our efforts to comply with these requirements will be sufficient. Although we develop and maintain compliance protocols and controls designed to maintain compliance with these requirements, development, implementation, improvement, and maintenance of these protocols and controls is costly and requires significant effort, resources, and time. In addition, in certain cases, our CROs, licensors, licensees, partners, and contractors are also required to comply with these laws, and our agreements with them require them to comply with these requirements, but there is always a risk that they may not fully comply with them.
Good Pharmacovigilance Practice
The latest Drug Administration Law provides that the State shall establish a pharmacovigilance system for monitoring, identifying, assessing and controlling adverse drug reactions and other harmful reactions associated with the use of drugs. As a supporting document in this regard, the Good Pharmacovigilance Practice (“GVP”), which was promulgated by the NMPA and became effective in December 2021, outlines the key requirements for pharmacovigilance activities to be carried out by drug marketing authorization holders and/or drug clinical trial sponsors. The GVP clarifies that pharmacovigilance activities, including collection, identification, evaluation, and control of adverse drug reactions, shall take place in the total life cycle of drugs, from the clinical development stage through the post-approval stage. The GVP calls for effective and differentiated pharmacovigilance activities for different types of drugs, such as innovative drugs, traditional Chinese medicines and ethnic medicines.
Good Laboratories Practice Certification for Nonclinical Research
To improve the quality of nonclinical research, the former SFDA promulgated the Administrative Measures for Good Laboratories Practice of Pre-clinical Laboratory in 2003 (the “GLP 2003”) and began to conduct the certification program of the GLP. The GLP 2003 was then abolished and replaced by the Administrative Measures for Good Laboratories Practice of Pre-clinical Laboratory promulgated in 2017. In April 2007, the former SFDA promulgated the Administrative Measures for Certification of Good Laboratory Practice of Pre-clinical Laboratory, providing that the former SFDA (now the NMPA) is responsible for certification of nonclinical research institutions. According to the Administrative Measures for Certification of Good Laboratory Practice of Pre-clinical Laboratory, the former SFDA (now the NMPA) decides whether an institution is qualified for undertaking pharmaceutical nonclinical research upon the evaluation of the institution’s organizational administration, personnel, laboratory equipment and facilities and its operation and management of nonclinical pharmaceutical projects. If all requirements are met, a GLP certification will be issued by the former SFDA (now the NMPA) and published on the government website.
An online information platform has been launched by the NMPA in December 2022. GLP certified institutions, provincial medical products administrations, and the CFDI must maintain information related to GLP institutions on the platform, including GLP certification status, results of GLP inspections, investigations, and penalty of violations, etc.
In January 2023, the NMPA issued a revised version of the Administrative Measures for Certification of Good Laboratory Practice of Pre-clinical Laboratory, which will come into effect on July 1, 2023. Under the new rule, a GLP certification issued by the NMPA will be valid for five years. GLP certified institutions shall submit a GLP annual report to the provincial medical products administration, covering the institution’s basic information, Quality Management System operation status, research progress, etc.
Animal Testing Permits
According to Regulations for the Administration of Affairs Concerning Experimental Animals promulgated by the State Science and Technology Commission in November 1988, as amended by the State Council in January 2011, July 2013, and March 2017, and Administrative Measures on the Certificate for Animal Experimentation (Tentative) promulgated by the State Science and Technology Commission and other regulatory authorities in December 2001, performing experiments on animals requires a Certificate for Use of Laboratory Animals. Applicants must satisfy the following conditions:
•laboratory animals must be qualified and sourced from institutions that have Certificates for Production of Laboratory Animals;
•the environment and facilities for the animals’ living and propagating must meet state requirements;
•the animals’ feed must meet state requirements;
•the animals’ feeding and experimentation must be conducted by professionals, specialized and skilled workers, or other trained personnel;
•the management systems must be effective and efficient; and
•the applicable entity must follow other requirements as stipulated by Chinese laws and regulations.
Drug Technology Transfer and Marketing Authorization Transfer
In August 2009, the former SFDA promulgated the Administrative Regulations for Registration of Drug Technology Transfer to standardize the registration process of drug technology transfer, which includes application for, and evaluation, examination, approval, and monitoring of, drug technology transfer. Drug technology transfer refers to the transfer of drug production technology by the owner to a drug manufacturer and the application for drug registration by the transferee according to the provisions in the technology transfer regulations. Drug technology transfer includes new drug technology transfer and drug production technology transfer.
Conditions for the Application for New Drug Technology Transfer
Applications for new drug technology transfer may be submitted prior to the expiration date of the monitoring period of the new drugs with respect to:
•drugs with new drug certificates only; or
•drugs with new drug certificates and drug approval numbers.
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
•the transferor holds new drug certificates or both new drug certificates and drug approval numbers, and the monitoring period has expired or there is no monitoring period; or

•with respect to drugs without new drug certificates, both the transferor and the transferee are legally qualified drug manufacturing enterprises, one of which holds over 50% of the equity interests in the other, or both of which are majority-owned subsidiaries of the same drug manufacturing enterprise.
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
Conditions for the Application for Marketing Authorization Transfer
As previously discussed under Part I—Item 1A. Risk Factors—Risks related to our dependence on third parties, the Drug Administration Law and the 2020 Drug Registration Regulation allow for the transfer of marketing authorization under the MAH system. If the manufacturing location of an imported drug is relocated to mainland China through drug manufacturing technology transfer, the transferee in mainland China can choose to file a supplemental application pursuant to the Administrative Regulations for Technology Transfer Registration of Drugs with the provincial medical product administration which contains technical data showing consistency of quality and manufacturing processes during the two-year grace period from January 13, 2021. Alternatively, the transferee in mainland China can file a marketing authorization application with the CDE referencing technical data in the original import drug approval application dossier pursuant to the NMPA’s Administrative Measures for Post-approval Changes to Drugs (Tentative).
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
The Good Supply Practice for Drugs was promulgated in April 2000 and was amended in November 2012, May 2015, and June 2016. The Good Supply Practice for Drugs is the basic rules for drug operation and quality control, setting forth the requirements for pharmaceutical distribution enterprises throughout the process of procurement, storage, sales and transportation.
U.S. Regulation of Pharmaceutical Product Development and Approval
In the United States, the FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and their implementing regulations. Drugs and biologics are also subject to other federal, state, and local statutes and regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state, and local rules and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions. These sanctions could include, among other actions, FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of enforcement-related letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice (“DOJ”) or other governmental entities. Our drug and biologic candidates must be approved by the FDA through the NDA and BLA processes, respectively, before they may be legally marketed in the United States. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
•completion of extensive pre-clinical studies, sometimes referred to as pre-clinical laboratory tests, pre-clinical animal studies and formulation studies all performed in compliance with applicable regulations, including the FDA’s GLP regulations;
•submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
•approval by an independent institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with applicable good clinical practices, or GCPs and other clinical trial-related regulations, to establish the safety and efficacy of the proposed drug or biological product for its proposed indication;
•preparation and submission to the FDA of an NDA or BLA;
•a determination by the FDA within sixty (60) days of its receipt of an NDA or BLA to accept the application for filing referral of the NDA or BLA to an FDA advisory committee, if FDA determines it to be appropriate;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the API and finished drug or biological product are produced to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP;
•potential FDA audit of the pre-clinical and/or clinical trial sites that generated the data in support of the NDA or BLA; and
•payment of user fees and FDA review and approval of the NDA or BLA prior to any commercial marketing or sale of the drug or biologic in the United States.
Pre-Clinical Studies
The data required to support an NDA is generated in two distinct development stages: pre-clinical and clinical. For new chemical entities, or NCEs, the pre-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, evaluating purity and stability, as well as carrying out non-human toxicology, pharmacology, and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the pre-clinical tests must comply with federal regulations, including GLPs and the U.S. Department of Agriculture’s Animal Welfare Act. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective thirty (30) days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that thirty-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Some long-term pre-clinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, submission of an IND does not guarantee the FDA will allow clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.
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
•Phase I: The product candidate is initially introduced into a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.
•Phase II: The product candidate is administered to a limited patient population to determine dose tolerance and optimal dosage required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy.
•Phase III: The product candidate is administered to an expanded number of patients, generally at multiple sites that are geographically dispersed, in well-controlled clinical trials to generate enough data to demonstrate the efficacy of the product candidate for its intended use, its safety profile and to establish the overall benefit/risk profile of the product candidate and provide an adequate basis for approval and labeling. Phase III clinical trials may include comparisons with placebo and/or other comparator treatments.
•Post-approval trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase IV clinical trials.
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
Under the PDUFA, as amended, each NDA or BLA must be accompanied by a substantial application user fee in the range of several million dollars. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual prescription drug program fee for human drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
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
Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA or BLA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities where the product will be produced, it may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The CRL may require additional clinical data and/or an additional pivotal clinical trial(s) and/or other significant, expensive, and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.
If a drug receives marketing approval, the approval may be significantly limited to specific diseases, dosages, or patient populations or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling or may condition the approval of the NDA or BLA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase IV testing which involves clinical trials designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy (the “REMS”) to ensure that the benefits of a drug or biological product outweigh its risks. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of drugs or biologics. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.
Pediatric Trials
Under the Pediatric Research Equity Act of 2003, an NDA or BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With the enactment of FDASIA in 2012, a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must also submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase II meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials and/or other clinical development programs.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, FDA may grant orphan designate to a drug or biological product intended to treat a rare disease or condition (generally meaning that the disease or condition affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA or BLA. If the request is granted, FDA will publicly disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but if the product ultimately receives FDA approval, the product will be entitled to orphan product exclusivity, meaning that FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or biological product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.
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
The failure to comply with regulatory requirements subjects manufacturers to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of drugs, total or partial suspension of production, denial or withdrawal of product approvals, or exclusion from participation in government healthcare programs. Even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.
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
Rest of the World Regulation of Pharmaceutical Product Development and Approval
For other countries outside of mainland China and the United States, such as countries in Europe, Latin America, or other parts of Asia, the requirements governing the conduct of clinical trials, drug licensing, pricing, and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with applicable GCP requirements and the applicable regulatory requirements and ethical principles.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension, or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
Coverage and Reimbursement
Chinese Coverage and Reimbursement
Historically, most Chinese healthcare costs had been borne by patients out-of-pocket, which had limited the growth of more expensive pharmaceutical products. However, in recent years the number of people covered by government and private insurance has increased. According to the National Healthcare Security Administration (“NHSA”), as of December

2021, approximately 1.36 billion residents in mainland China were enrolled in the Basic Medical Insurance scheme, representing a coverage rate of above 95% of the total population.
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
The Interim Measures for the Administration of Use of Drugs Covered by the Basic Medical Insurance was promulgated by NHSA in July 2020 and came into effect in September 2020. According to which, expenses of drugs listed in the Basic Medical Insurance Catalog, typically known in the industry as the NRDL, will be paid in full or part from the basic medical insurance fund in accordance with applicable provisions, and the drugs with the same generic names as those specified in the Basic Medical Insurance Catalog will be automatically regulated by the Basic Medical Insurance Catalog and shall also be eligible for the reimbursement by the basic medical insurance fund. These measures further clarify that the Basic Medical Insurance Catalog shall be promulgated by the NHSA and adjusted on an annual basis. Provinces shall have the right to add eligible ethnic drugs, preparations of medical institutions, and traditional Chinese medicine decoction pieces into the provincial medical insurance-based payment scope, which shall be implemented after being filed with the NHSA for record.
The Chinese Ministry of Human Resources and Social Security, together with other government authorities, have the power to determine the medicines included in the NRDL. In January 2023, the NHSA and the Chinese Ministry of Human Resources and Social Security released the 2022 National Drug Catalog for Basic Medical Insurance, Work-Related Injury Insurance and Maternity Insurance (the “2022 NRDL”), and 111 new drugs were admitted to the 2022 NRDL. Previous updates to the NRDL occurred in 2021, 2020, 2019, 2017, and 2009. Admission to the NRDL depends on a number of factors, including on-market experience, scale of patient adoption, physician endorsement, cost effectiveness, and budget impact. Since 2019, provincial governments were not allowed to create provincial reimbursable drug lists by adding or removing chemical and biological drugs from the NRDL.
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
National List of Essential Drugs
In August 2009, the former MOH and eight other ministries and commissions in mainland China issued the Provisional Measures on the Administration of the National List of Essential Drugs (the “NEDL”) and the Guidelines on the Implementation of the NEDL System. The provisional measures aimed to promote essential medicines sold to consumers at fair prices in mainland China and ensured that the general public in mainland China has equal access to the drugs contained in the NEDL. The Provisional Measures on the Administration of the National List of Essential Drugs was then amended in February 2015. The former MOH promulgated the NEDL (Catalog for the Basic Healthcare Institutions) in August 2009, a revised NEDL in March 2013, and another revised NEDL in September 2018, which became effective in November 2018. According to these regulations, basic healthcare institutions funded by government, which primarily include county-level hospitals, county-level Chinese medicine hospitals, rural clinics, and community clinics, shall store up and use drugs listed in the NEDL. The drugs listed in NEDL shall be purchased by centralized tender process and shall be subject to the price control by NDRC. Drugs listed in the NEDL will be given priority to being listed in the NRDL.
Commercial Insurance

In October 2016, the State Council and the Central Committee of the Communist Party of China jointly issued the Plan for Healthy China 2030. According to the Plan, the country will establish a multi-level medical security system built around Basic Medical Insurance, with other forms of insurance supplementing the Basic Medical Insurance, including serious illness insurance for urban and rural residents, commercial health insurance and medical assistance. Furthermore, the Plan encourages enterprises and individuals to participate in commercial health insurance and various forms of supplementary insurance. The evolving medical insurance system makes innovative drugs more affordable and universally available to the Chinese population, which renders greater opportunities to drug manufacturers that focus on the research and development of innovative drugs, such as high-cost cancer therapeutics.
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
There were NRDL price negotiations in 2018, 2019, 2020, 2021, and 2022. In 2022, 111 drugs were newly added to the 2022 NRDL, the average price reduction of the 108 drugs participating in price negotiations is 60.1%.
Centralized Procurement and Tenders
The Guiding Opinions concerning the Urban Medical and Health System Reform, promulgated in February 2000, aims to regulate the purchasing process of pharmaceutical products by medical institutions. The former MOH and other relevant government authorities have promulgated a series of regulations in order to implement the tender requirements.
According to the Notice on Issuing Certain Regulations on the Trial Implementation of Centralized Tender Procurement of Drugs by Medical Institutions promulgated in July 2000, and the Notice on Further Improvement on the Implementation of Centralized Tender Procurement of Drugs by Medical Institutions promulgated in August 2001, non-for-profit medical institutions established by county or higher-level government are required to implement centralized tender procurement of drugs.
The former MOH promulgated the Working Regulations of Medical Institutions for Procurement of Drugs by Centralized Tender and Price Negotiations (for Trial Implementation) in March 2002, which provides rules for the tender process and negotiations of the prices of drugs, operational procedures, a code of conduct and standards or measures of evaluating bids and negotiating prices. In January 2009, the former MOH, the former SFDA, and four other national departments jointly promulgated the Notice of the Financial Planning Department of Ministry of Health on Issue of the Opinions on Further Regulating Centralized Procurement of Drugs by Medical Institutions. According to the notice, non-for-profit medical institutions owned by the government at the county level or higher or owned by state-owned enterprises (including state-controlled enterprises) shall purchase pharmaceutical products by online centralized procurement. Each provincial government shall formulate its catalog of drugs subject to centralized procurement. Except for drugs in the NEDL (the procurement of which shall comply with the relevant rules on NEDL), certain pharmaceutical products which are under the national government’s special control, such as toxic, radioactive, and narcotic drugs and TCMs, in principle, all drugs used by non-for-profit medical institutions medical institutions shall be subject to centralized procurement. In July 2010, the former MOH and six other ministries and commissions jointly promulgated the Notice on Printing and Distributing the Working Regulations of Medical Institutions for Centralized Procurement of Drugs to further regulate the centralized procurement of drugs and clarify the code of conduct of the parties in centralized drug procurement. The Opinions of the General Office of the State Council on Improvement of the Policy of Production, Circulation and Use of Drugs promulgated in January 2017 aim to deepen the reform of medical health system, improve the quality of the drug and regulate the distribution and use of the drug. The Notice of the General Office of the State Council on Issuing Pilot Plan of Centralized Procurement and Use of the Drug Organized by the State promulgated in January 2019 aims to improve the pricing mechanism of the drug, which also further regulates the scope and model of centralized procurement.
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
In November 2018, the Joint Procurement Office, the procurement alliance formed by representatives of procurement agencies in 11 pilot cities established to oversee the bidding and procurement process, published the Paper on Drug Centralized Procurement in “4+7” Regions, launching the national pilot scheme for centralized volume-based drug procurement and tenders. According to the papers, the initial procurement of 31 generic drugs was implemented in 4 municipalities, namely Beijing, Shanghai, Tianjin and Chongqing and 7 cities, namely Shenyang, Guangzhou, Shenzhen, Xi’an, Dalian, Chengdu and Xiamen. This pilot program is thus also referred to as the “4+7” procurement scheme. On January 1, 2019, the General Office of the State Council published a circular on National Pilot Program for Centralized Procurement and Use of the Drug Organized by the State, which provides detailed implementing measures for the nation-wide centralized drug procurement and tender scheme.
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
In December 2018, the preliminary results of the “4+7” centralized volume-based procurement were announced: 25 out of 31 generic drugs were selected, of which there are 3 originator drugs and 22 generics. As of December 2019, many provinces have published regional implementation measures, expanding the pilot program. In January 2020, the results of the second round of the national centralized volume-based procurement and tender program were published: the average price reduction reached more than 50%, and the highest reduction has reached 90%. The results of the third, the fourth, the fifth, the sixth (specially for insulin), and the seventh round of the national centralized volume-based procurement and tender program were published in August 2020, February 2021, June 2021, November 2021, and July 2022, respectively, show similar levels of reduction in average price reduction of about 50%, with the highest reduction reaching about 93%, 96%, 98%, 74%, and 98%, respectively.
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
Medical Insurance Reimbursement Standards
The Opinions on Integrating the Basic Medical Insurance Systems for Urban and Rural Residents, issued by the State Council in January 2016, call for the integration of the urban resident basic medical insurance and the new rural cooperative medical care system and the establishment of a unified Basic Medical Insurance system. This unified Basic Medical Insurance system will cover all urban and rural residents other than rural migrant workers and persons in flexible employment arrangement who participate in the Basic Medical Insurance for urban employees.
The General Office of the State Council further announced a master plan for the medical insurance reimbursement reform in June 2017. The main objectives are to implement a diversified reimbursement mechanism including Diagnosis Related Groups (“DRGs”), per-capita caps, and per-bed-day caps. Local administration of healthcare security will introduce a total budget control for their jurisdictions and decide the amount of reimbursement to public hospitals based on hospitals’ performance and the spending targets of individual Basic Medical Insurance funds. In June 2019, the NHSA, the Ministry of Finance, the NHC and the National Administration of Traditional Chinese Medicine jointly issued the Notice on the National List of Pilot Cities for the DRG Payment Mechanism, identifying 30 cities as pilot cities for the DRG payment pilot program, proposing to further the medical insurance reimbursement reform.
To further standardize payment in the Basic Medical Insurance schemes, in October 2019, the NHSA issued two key technical documents for a pilot project that introduces DRGs, the Technical Guideline of the Classification and Payment for China Healthcare Security Diagnosis Related Groups (CHS-DRG) and the CHS-DRG Classification Plan. According to the classification plan, patients will be sorted into 26 major diagnostic categories and 376 adjacent diagnosis-related groups. DRG-based settlement is currently only applicable to expenses of inpatient care incurred by the insureds at designated hospitals participating in the DRG payment pilot programs and payable by regional medical insurance fund under the Basic Medical Insurance schemes. DRG-based payments are made directly to the participating medical institutions, while the covered benefits enjoyed by the insureds, under the current public insurance schemes, are not affected by such settlement. In June 2020, the NHSA issued a more detailed CHS-DRG Classification Plan, further diving the 376 diagnosis-related groups into 618 basic reimbursement unit. The 30 municipalities participating in the DRG pilot project were required to submit technical assessment report to the local branch of NHSA before August 31, 2020. Upon receiving NHSA’s approval, the participating municipalities may commence conducting simulation runs of the pilot project. After the simulation runs, the DRG-based settlement system is expected to be launched gradually from 2022 to 2024. In February 2020, the Central Committee of the Communist Party of China and the State Council jointly promulgated the Opinions on Deepening the Reform of the Healthcare Security System, which suggests that a multi-compound medical insurance payment method based on payment by disease shall be implemented. In October 2020, the NHSA issued the Notice on Issuance of the Pilot Work Plan for Total Budget by Regional Points Method and Diagnosis-Intervention Packet Payment to introduced and further implement the Diagnosis-Intervention Packet (DIP) payment. DIP and DRG are the same in essence and principle, and therefore DIP can be considered as a variant of DRG. In November 2020, the NHSA issued two key technical documents for the DIP payment pilot project, the China Healthcare Security Technical Specification of Diagnosis-Intervention Packet (DIP) and the DIP Classification Catalogue (Version 1.0). In May 2021, the NHSA issued the Medical Insurance Handling Management Regulations (Trial) for Diagnosis-Intervention Packet (DIP) Payment to provide detailed guidance for implementing medical insurance payment based on DIP. In the List of Pilot Cities for DRG/DIP Payment published by NHSA in December 2021, 18 cities were identified as pilot cities for the DRG payment pilot program, 12 cities were identified as pilot cities for the DIP payment pilot program, and 2 cities were identified as pilot cities for both the DRG payment pilot program and the DIP payment pilot program. In order to accelerate the reform of DRG / DIP payment, the NHSA has formulated and made public a Three-Year Action Plan for DRG / DIP payment reform on November 19, 2021, which makes it clear that by the end of 2024, DRG / DIP payment reform will be carried out in all overall planning areas across the country. By the end of 2025, DRG / DIP payment will cover all qualified medical institutions providing inpatient services.
Healthcare System Reform
In the past decade, the Chinese government promulgated several healthcare reform policies and regulations to reform the healthcare system. In March 2009, the Central Committee of the Communist Party of China and the State Council jointly issued the Guidelines on Strengthening the Reform of Healthcare System. The State Council issued the Notice on the Issuance of the 13th Five-year Plan on Strengthening the Reform of Healthcare System in December 2016. The General Office of the State Council issued a Notice on the Issuance of the 14th Five-year Medical-Security Plan in September 2021.

The General Office of the State Council issued a Notice on the Main Tasks of Strengthening the Reform of Healthcare System for each year of 2017, 2018, 2019, 2021, and 2022.
Highlights of these healthcare reform policies and regulations include the following:
One of the main objectives of the reform was to establish a basic healthcare system to cover both urban and rural residents and provide the Chinese people with safe, effective, convenient, and affordable healthcare services. During the 14th five-year period (2021-2025), Basic Medical Insurance coverage will remain above 95% of the country’s population every year.
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
In December 2019, the SCNPC promulgated the Law of the People’s Republic of China on Promotion of Basic Medical and Health Care, which came into effect in June 2020. Such law established the legal framework for the administration of basic medical and health services for citizens in mainland China, including the administration of basic medical care services, medical care institutions, medical staff, guarantee of drug supply, health promotion and guarantee of medical funds.
In February 2020, the Central Committee of the Communist Party of China and the State Council jointly promulgated the Opinions on Deepening the Reform of the Healthcare Security System, which envisages that a higher-level healthcare system should be established by 2030, which centers on basic medical insurance, is underpinned by medical aid and pursues the joint development of supplementary medical insurance, commercial health insurance, charitable donations and medial mutual assistance. To this end, such opinions map out tasks in several respects, including making the mechanism of medical insurance benefits more impartial and appropriate, improving the robust and sustainable operating mechanism for funds raised, establishing more effective and efficient healthcare payment mechanism, and enhancing the supervision and administration on medical security fund.
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
U.S. Coverage and Reimbursement
Successful sales of our drug candidates in the U.S. market, if approved, will depend, in part, on the extent to which our drugs are covered and adequately reimbursed by third-party payors, such as government health programs or private health insurance (including managed care plans). Patients who are provided with prescriptions as part of their medical treatment generally rely on such third-party payors to reimburse all or part of the costs associated with their prescriptions and therefore adequate coverage and reimbursement from such third-party payors are critical to new and ongoing product acceptance. These third-party payors are increasingly limiting coverage of medical drugs, reducing reimbursements for medical drugs and services and implementing measures to control utilization of drugs (such as requiring prior authorization for coverage). Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Federal and state governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. If our drug candidates are approved, limitations on coverage or reimbursement as well as price controls and cost-containment measures could have a material adverse effect on our sales, results of operations, and financial condition.
Health care reform initiatives have resulted in significant changes to the coverage, reimbursement, and delivery of health care, including drugs, such as the Inflation Reduction Act of 2022, which contains numerous drug pricing and payment reforms. Health care reform efforts are likely to continue, and such efforts have included, and may include in the future, attempts to repeal or modify prior healthcare reform.
General legislative cost control measures may also affect reimbursement for our products. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2031 (except May 1, 2020 to March 31, 2021) unless additional Congressional action is taken. If we obtain approval to market a drug candidate in the United States, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
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
Packaging of Pharmaceutical Products
According to the Measures for the Administration of Pharmaceutical Packaging effective in September 1988, pharmaceutical packaging must comply with national and industry standards. If no national or industry standards are available, the enterprise can formulate its own standards and implement after obtaining the approval of administration of medical products and bureau of standards at provincial level. The enterprise shall reapply with the relevant authorities if it needs to change its own packaging standards. Drugs that have not developed and received approval for packing standards must not be sold or traded in mainland China (except for drugs for the military).
Measures for the Supervision and Administration of Online Drug Sales
On August 3, 2022, the SAMR announced the Measures for the Supervision and Administration of Online Drug Sales (the “Measures”), which came into effect on December 1, 2022. The Measures set out a comprehensive regulatory framework for the online sale of drugs, including the online sale of prescription drugs and the regulation of trading platforms that engage in the online sale of drugs.
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
We may therefore be subject to healthcare regulation and enforcement by the U.S. federal government and the states where we may market our drug candidates, if approved. These laws include, without limitation, anti-corruption, federal and state fraud and abuse, privacy, and security and transparency laws, such as the following:
•the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies and their representatives from paying, offering to pay, promising to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA’s definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls;
•federal healthcare program anti-kickback laws, which prohibit, among other things, persons from knowingly and willfully offering, soliciting, receiving, or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent;
•the federal Health Insurance Portability and Accountability Act of 1996, as amended, which prohibits executing a scheme to defraud any healthcare benefit program (including private health plans) or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•the federal Sunshine Act, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public; and
•state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including private insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, state laws regulating or requiring the reporting of prices, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.
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
Other Significant Chinese Regulation Affecting Our Business Activities in Mainland China
Chinese Regulation of Foreign Investment
The establishment, operation, and management of corporate entities in mainland China are governed by the Company Law of the People’s Republic of China (the “PRC Company Law”), which was adopted by the SCNPC in December 1993, implemented in July 1994, and subsequently amended in December 1999, August 2004, October 2005, December 2013, and October 2018. Under the PRC Company Law, companies are generally classified into two categories: limited liability companies and companies limited by shares. The PRC Company Law also applies to foreign-invested limited liability companies and foreign-invested companies limited by shares. Pursuant to the PRC Company Law, where laws on foreign investment have other stipulations, such stipulations shall prevail. In December 2021, the SCNPC issued the first draft amendment to the PRC Company Law for comment. The first draft amended PRC Company Law has made roughly 70 substantive changes on the basis of the 13 chapters and 218 articles of the current Company Law (rev. 2018). It would (i) refine special provisions on state-funded companies; (ii) improve the company establishment and exit system; (iii) optimize corporate structure and corporate governance; (iv) optimize the capital structure; (v) tighten the responsibilities of controlling shareholders and management personnel; and (vi) strengthen corporate social responsibility. In December 2022, the SCNPC issued the second draft amendment to the PRC Company Law for comment. On the basis of the changes made in the previous draft, the second draft amended PRC Company Law has introduced numerous new provisions to further strengthen shareholder’s capital contribution responsibility, reinforce liabilities of directors and senior management by holding them jointly liable for their willful misconduct or gross negligence, optimize corporate structure and enhance corporate governance of listed companies, among other things. Listed companies are required to disclose information on shareholders and actual controllers in accordance with applicable laws. Shareholders are obliged to make capital contributions in advance at the request of a company or its creditor where the company is unable to pay its debts when they become due.
Investment activities in mainland China by foreign investors are governed by the Guiding Foreign Investment Direction, which was promulgated by the State Council in February 2002, and came into effect in April 2002, and the latest Special Administrative Measures (Negative List) for Foreign Investment Access (2021) (the “Negative List”), which was promulgated by the Ministry of Commerce (the “MOFCOM”), and the NDRC on December 27, 2021, and took effect on January 1, 2022. The Negative List set out in a unified manner the restrictive measures, such as the requirements on shareholding percentages and management, for the access of foreign investments, and the industries that are prohibited for foreign investment. The Negative List covers 12 industries, and any field not falling in the Negative List shall be administered under the principle of equal treatment to domestic and foreign investment.
The Foreign Investment Law of the People’s Republic of China (the “Foreign Investment Law”) was promulgated by the NPC in March 2019 and become effective in January 2020. After the Foreign Investment Law came into force, the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, the Law of the People’s Republic of China on Sino-foreign Equity Joint Ventures and the Law of the People’s Republic of China on Sino-foreign Contractual Joint Ventures have been repealed simultaneously. The investment activities of foreign natural persons, enterprises or other organizations (hereinafter referred to as foreign investors) directly or indirectly within the territory of mainland China shall comply with and be governed by the Foreign Investment Law, including: 1) establishing by foreign investors of foreign-invested enterprises in mainland China alone or jointly with other investors; 2) acquiring by foreign investors of shares, equity, property shares, or other similar interests of Chinese domestic enterprises; 3) investing by foreign investors in new projects in mainland China alone or jointly with other investors; and 4) other forms of investment prescribed by laws, administrative regulations or the State Council.
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
Chinese Regulation of Commercial Bribery
Pursuant to specific provisions in the PRC Anti-Unfair Competition Law promulgated by the SCNPC in September 1993, as amended in November 2017, and April 2019, commercial bribery is prohibited. Under the current effective PRC Anti-Unfair Competition Law, a business operator shall not resort to bribery, by offering money or goods or by any other means, to any of the following entities or individuals, in order to seek a transaction opportunity or competitive advantage: (i) any employee of the counterparty in a transaction; (ii) any entity or individual entrusted by the counterparty in a transaction to handle relevant affairs; or (iii) any other entity or individual that is to take advantage of powers or influence to influence a transaction. Administrative liability is directly imposed on the bribe giver, however, both the bribe giver and the bribe recipient are subject to civil and criminal liability.
In November 2022, the SAMR issued for public comments a draft revision to the PRC Anti-Unfair Competition Law. Under the draft revised law, offering benefits directly to the transaction counterparty might also be considered a commercial bribe, and the scope of commercial bribery has been expanded to include giving bribe with the help of a third party. Both the bribe giver and the bribe recipient are subject to administrative liability prescribed by the draft revised law.
Further, pharmaceutical companies involved in a criminal investigation or administrative proceedings related to bribery are listed in the Adverse Records of Commercial Briberies by its provincial health and family planning administrative department. Pursuant to the Provisions on the Establishment of Adverse Records of Commercial Briberies in the Medicine Purchase and Sales Industry which became effective in March 2014, provincial health and family planning administrative departments formulate the implementing measures for the establishment of Adverse Records of Commercial Briberies. If a pharmaceutical company is listed in the Adverse Records of Commercial Briberies for the first time, their production is not required to be purchased by public medical institutions. A pharmaceutical company will not be penalized by the relevant Chinese government authorities merely by virtue of having contractual relationships with distributors or third-party promoters who are engaged in bribery activities, so long as such pharmaceutical company and its employees are not utilizing the distributors or third-party promoters for the implementation of, or acting in conjunction with them in, the prohibited bribery activities. In addition, a pharmaceutical company is under no legal obligation to monitor the operating activities of its distributors and third-party promoters, and it will not be subject to penalties or sanctions by relevant Chinese government authorities as a result of failure to monitor their operating activities.
Chinese Regulation of Product Liability
In addition to the strict new drug approval process, certain Chinese laws have been promulgated to protect the rights of consumers and to strengthen the control of medical products in mainland China. Under current Chinese law, manufacturers, and vendors of defective products in mainland China may incur liability for loss and injury caused by such products. Pursuant to the General Principles of the Civil Law of the People’s Republic of China (the “China Civil Law”), promulgated in April 1986, and amended in August 2009, a defective product which causes property damage or physical injury to any person may subject the manufacturer or vendor of such product to civil liability for such damage or injury. The PRC Civil Code, which was promulgated in May 2020 and became effective in January 2021, amalgamates and replaces a series of specialized laws in civil law area, including the PRC Civil Law. The rules on product liability in the PRC Civil Code remain consistent with the rules in the PRC Civil Law.
In February 1993, the Product Quality Law of the People’s Republic of China (the “Product Quality Law”) was promulgated to supplement the PRC Civil Law aiming to protect the legitimate rights and interests of the end-users and consumers and to strengthen the supervision and control of the quality of products. The Product Quality Law was revised in July 2000, August 2009, and December 2018. Pursuant to the revised Product Quality Law, manufacturers who produce defective products and distributors who sell defective products may be subject to civil or criminal liability and revocation of their business licenses.
The Law of the People’s Republic of China on the Protection of the Rights and Interests of Consumers was promulgated in October 1993, and was amended in August 2009 and October 2013, to protect consumers’ rights when they purchase or use goods and accept services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers. Under the amendment on October 25, 2013, all business operators shall pay high attention to protect the customers’ privacy and strictly keep confidential any consumer information they obtain during the business operation. In addition, in extreme situations, pharmaceutical product manufacturers and operators may be subject to criminal liability if their goods or services lead to the death or injuries of customers or other third parties.

Chinese Tort Law
Under the Tort Law of the People’s Republic of China (the “Tort Law”), which became effective in July 2010, if damages to other persons are caused by defective products due to the fault of a third party, such as the parties providing transportation or warehousing, the producers and the sellers of the products have the right to recover their respective losses from such third parties. If defective products are identified after they have been put into circulation, the producers or the sellers shall take remedial measures such as the issuance of a warning, the recall of products, etc. in a timely manner. The producers or the sellers shall be liable under tort if they fail to take remedial measures in a timely manner or have not made efforts to take remedial measures, thus causing damages. If the products are produced or sold with known defects, causing deaths or severe adverse health issues, the infringed party has the right to claim punitive damages in addition to compensatory damages. The PRC Civil Code amalgamated and replaced the Tort Law effective in January 2021. The rules on tort in the PRC Civil Code are generally consistent with the Tort Law.
Chinese Regulation of Intellectual Property Rights
Mainland China has made substantial efforts to adopt comprehensive legislation governing intellectual property rights, including patents, trademarks, copyrights, and domain names.
Patents
Pursuant to the China Patent Law, most recently amended in December 2008 and October 2020, and its implementation rules, most recently amended in January 2010, patents in mainland China fall into three categories: invention, utility model and design. An invention patent is granted to a new technical solution proposed in respect of a product or method or an improvement of a product or method. A utility model is granted to a new technical solution that is practicable for application and proposed in respect of the shape, structure, or a combination of both of a product. A design patent is granted to the new design of a certain product in shape, pattern, or a combination of both and in color, shape, and pattern combinations aesthetically suitable for industrial application. Under the China Patent Law, the term of patent protection starts from the date of application. Patents relating to invention are effective for twenty years, and utility models and designs are effective for ten and fifteen years, respectively, from the date of application. The China Patent Law adopts the principle of “first-to-file” system, which provides that where more than one person files a patent application for the same invention, a patent will be granted to the person who files the application first.
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
Patent Term Extension and Adjustment
The China Patent Law, which was most recently amended by the SCNPC in October 2020, and became effective in June 2021, for the first time, provides for patent term extension and adjustments for certain patents. Under the China Patent Law, patent term extensions can be obtained for regulatory delays in the review and approval of new drugs but are limited to no more than five years and the total post-marketing patent term of the new drug cannot exceed 14 years. The China Patent Law also provides for patent term adjustments where there is an unreasonable delay caused during patent examination. A patentee may apply for a patent term adjustment where the patent is granted at least four years after the filing date, and at least three years after substantive examination was requested. It remains to be seen how the patent term extensions and adjustments under the China Patent Law will be implemented. The Chinese government published draft amendments to the Implementing Regulations of the Patent Law in November 2020, which provides further details on what is an unreasonably delay in respect of patent term adjustments and proposes certain limitations on the types of patents eligible for patent term extensions, details of how amount of the extension would be determined and applicability to drug products covered by the relevant patent. For example, there is a risk that the patent term extension will only apply where approval in mainland China by the NMPA is the first approval anywhere in the world.
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
Exemptions for Unlicensed Manufacture, Use, Sale, or Import of Patented Products
The China Patent Law provides five exceptions permitting the unauthorized manufacture, use, sale or import of patented products. None of following circumstances is deemed an infringement of the patent rights, and any person may manufacture, use, sell or import patented products without authorization granted by the patent owner as follows:
•Any person who uses, promises to sell, sells or imports any patented product or product directly obtained in accordance with the patented methods after such product is sold by the patent owner or by its licensed entity or individual;
•Any person who has manufactured an identical product, has used an identical method or has made necessary preparations for manufacture or use prior to the date of patent application and continues to manufacture such product or use such method only within the original scope;

•Any foreign transportation facility that temporarily passes through the territory, territorial waters or territorial airspace of mainland China and uses the relevant patents in its devices and installations for its own needs in accordance with any agreement concluded between mainland China and that country to which the foreign transportation facility belongs, or any international treaty to which both countries are party, or on the basis of the principle of reciprocity;
•Any person who uses the relevant patents solely for the purposes of scientific research and experimentation; or
a.Any person who manufactures, uses or imports patented drug or patented medical equipment for the purpose of providing information required for administrative approval, or manufactures, uses or imports patented drugs or patented medical equipment for the abovementioned person.
However, if patented drugs are utilized on the ground of exemptions for unauthorized manufacture, use, sale, or import of patented drugs prescribed in China Patent Law, such patented drugs cannot be manufactured, used, sold, or imported for any commercial purposes without authorization granted by the patent owner.
Trade Secrets
According to the PRC Anti-Unfair Competition Law, the term “trade secrets” refers to technical and business information that is unknown to the public that has utility and may create business interests or profits for its legal owners or holders, and is maintained as a secret by its legal owners or holders.
Under the PRC Anti-Unfair Competition Law, business persons are prohibited from infringing others’ trade secrets by: (i) obtaining the trade secrets from the legal owners or holders by any unfair methods such as theft, bribery, fraud, coercion, electronic intrusion, or any other illicit means; (ii) disclosing, using or permitting others to use the trade secrets obtained illegally under item (i) above; (iii) disclosing, using, or permitting others to use the trade secrets, in violation of any contractual agreements or any requirements of the legal owners or holders to keep such trade secrets in confidence; or (iv) instigating, inducing or assisting others to violate confidentiality obligation or to violate a rights holder’s requirements on keeping confidentiality of trade secrets, disclosing, using or permitting others to use the trade secrets of the rights holder. If a third party knows or should have known of abovementioned illegal conduct but nevertheless obtains, uses, or discloses trade secrets of others’ trade secrets, the third party may be deemed to have committed a misappropriation of the others’ trade secrets.
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
Trademarks and Domain Names
Trademarks. According to the Trademark Law of the People’s Republic of China, promulgated by the SCNPC in August 1982, as amended in February 1993, October 2001, August 2013, and April 2019, and its implementation rules (collectively, the “Trademark Law”), the Trademark Office of China National Intellectual Property Administration is responsible for the registration and administration of trademarks throughout mainland China. The Trademark Law has adopted a “first-to-file” principle with respect to trademark registration.
Domain Names. Domain names are protected under the Administrative Measures on the Internet Domain Names promulgated by the Ministry of Industry and Information Technology in August 2017 and effective from November 2017. The Ministry of Industry and Information Technology is the main regulatory body responsible for the administration of Chinese internet domain names.
PRC Anti-Monopoly Law
On June 24, 2022, the SCNPC published amendments to the PRC Anti-Monopoly Law (the “amended AML”), which came into effect on August 1, 2022. The amended AML formally implements China’s latest anti-monopoly policies by, among other things, improving regulatory rules for anti-competitive agreements, expressly addressing monopoly issues in the platform economy, and substantially increasing the penalties for violating the law.
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
Chinese Regulation of Labor Protection
Under the Labor Law of the People’s Republic of China, which became effective in January 1995 and was amended in August 2009 and December 2018; the Employment Contract Law of the People’s Republic of China, which became effective in January 2008 and was amended in December 2012; and the Implementing Regulations of the Employment Contract Law, which became effective in September 2008, employers must establish a comprehensive management system to protect the rights of their employees, including a system governing occupational health and safety to provide employees with occupational training to prevent occupational injury and employers are required to truthfully inform prospective employees of the job description, working conditions, location, occupational hazards and status of safe production as well as remuneration and other conditions as requested by the Labor Contract Law of the People’s Republic of China.
Pursuant to the Work Safety Law of the People’s Republic of China, which became effective in November 2002 and was amended in August 2009, August 2014, and June 2021, manufacturers must establish a comprehensive management system to ensure manufacturing safety in accordance with applicable laws, regulations, national standards and industrial standards. Manufacturers not meeting relevant legal requirements are not permitted to commence their manufacturing activities.
Pursuant to the Good Manufacturing Practice, which became effective in March 2011, manufacturers of pharmaceutical products are required to establish production safety and labor protection measures in connection with the operation of their manufacturing equipment and manufacturing process.
Pursuant to applicable Chinese laws, rules and regulations, including the Social Insurance Law, which became effective in July 2011 and was amended in December 2018; the Interim Regulations on the Collection and Payment of Social Security Funds, which became effective in January 1999 and was amended in March 2019; Interim Measures concerning the Maternity Insurance of Employees, which became effective in January 1995; and the Regulations on Work-Related Injury Insurance, which became effective in January 2004 and was amended in December 2010, employers are required to contribute, on behalf of their employees, to a number of social security funds, including funds for basic pension insurance, unemployment insurance, basic medical insurance, work-related injury insurance and maternity insurance. If an employer fails to make social insurance contributions timely and in full, the social insurance collecting authority will order the employer to make up outstanding contributions within the prescribed time period and impose a late payment fee at the rate of 0.05% per day from the date on which the contribution becomes due. If such employer fails to make the overdue contributions within such time limit, the relevant administrative department may impose a fine equivalent to one to three times the overdue amount.
Regulations Relating to Foreign Exchange Registration of Offshore Investment by Chinese Residents
In July 2014, SAFE issued the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (“SAFE Circular 37”) and its implementation guidelines. Pursuant to SAFE Circular 37 and its implementation guidelines, residents of mainland China (including Chinese institutions and individuals) must register with local branches of SAFE in connection with their direct or indirect offshore investment in an overseas special purpose vehicle (“SPV”), directly established or indirectly controlled by Chinese residents for the purposes of offshore investment and financing with their legally owned assets or interests in domestic enterprises, or their legally owned offshore assets or interests. Such Chinese residents are also required to amend their registrations with SAFE when there is a change to the basic information of the SPV, such as changes of a Chinese resident individual shareholder, the name or operating period of the SPV or when there is a significant change to the SPV, such as changes of the Chinese individual resident’s increase or decrease of its capital contribution in the SPV, or any share transfer or exchange, merger, division of the SPV. Failure to comply with the registration procedures set forth in SAFE Circular 37 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate, the capital inflow from the offshore entities and settlement of foreign exchange capital, and may also subject relevant onshore company or Chinese residents to penalties under Chinese foreign exchange administration regulations.
Regulations Relating to Employee Stock Incentive Plan
In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies (the “Stock Option Rules”). In accordance with the Stock Option Rules and relevant rules and regulations, Chinese citizens or non-Chinese citizens residing in mainland China for a continuous period of not less than one year, who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain procedures. We and our employees who are Chinese citizens or who reside in mainland China for a continuous period of not less than one year and who participate in our stock incentive plan will be subject to such regulation. In addition, the State Taxation Administration of the People’s Republic of China (the “SAT”) has issued circulars concerning employee share options or restricted shares. Under these circulars, employees working in mainland China who exercise share options, or whose restricted shares vest, will be subject to Chinese individual income tax (the “IIT”). The Chinese subsidiaries of an overseas listed company have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold IIT of those employees related to their share options or restricted shares. If the employees fail to pay, or the Chinese subsidiaries fail to withhold, their IIT according to relevant laws, rules and regulations, the Chinese subsidiaries may face sanctions imposed by the tax authorities or other Chinese government authorities.
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
In August 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises (the “SAFE Circular 142”), regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within mainland China. SAFE also strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. In March 2015, SAFE issued the Circular of the State Administration of Foreign Exchange on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises (the “SAFE Circular 19”), which took effective and replaced SAFE Circular 142 in June 2015. Although SAFE Circular 19 allows for the use of RMB converted from the foreign currency-denominated capital for equity investments in mainland China, the restrictions continue to apply as to foreign-invested enterprises’ use of the converted RMB for purposes beyond the business scope, for entrusted loans or for inter-company RMB loans. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account (the “SAFE Circular 16”), effective in June 2016, which reiterates some of the rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to unassociated enterprises. Violations of SAFE Circular 19 or SAFE Circular 16 could result in administrative penalties.
The Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment was promulgated by SAFE in November 2012 and amended in May 2015, which substantially amends and simplifies the current foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts (e.g., pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts), the reinvestment of lawful incomes derived by foreign investors in mainland China (e.g., profit, proceeds of equity transfer, capital reduction, liquidation and early repatriation of investment), and purchase and remittance of foreign exchange as a result of capital reduction, liquidation, early repatriation or share transfer in a foreign-invested enterprise no longer require SAFE approval, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible before. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in mainland China shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in mainland China based on the registration information provided by SAFE and its branches.
In February 2015, SAFE promulgated the Circular on Further Simplifying and Improving the Policies Concerning Foreign Exchange Control on Direct Investment (the “SAFE Circular 13”), which took effect in June 2015 and was amended in December 2019. SAFE Circular 13 delegates the authority to enforce the foreign exchange registration in connection with the inbound and outbound direct investment under relevant SAFE rules to certain banks and therefore further simplifies the foreign exchange registration procedures for inbound and outbound direct investment.
Regulations on Securities Offering and Listing Outside of China
On February 17, 2023, the CSRC, promulgated a new set of regulations that consist of the Trial Measures and five supporting guidelines, which will become effective on March 31, 2023, to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form.
The Trial Measures and supporting guidelines apply to overseas offerings by domestic companies of equity shares, depository receipts, convertible corporate bonds, or other equity-like securities, and overseas listing of the securities for trading. Both direct and indirect overseas securities offering and listing by domestic companies would be regulated, of which the former refers to securities offering and listing in an overseas market made by a joint-stock company incorporated domestically, and the latter refers to securities offering and listing in an overseas market made in the name of an offshore entity, while based on the underlying equity, assets, earnings or other similar rights of a domestic company which operates its main business domestically. According to the Trial Measures, if an issuer meets the following conditions, the offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) the total assets, net assets, revenues or gross profits of the domestic company(ies) of the issuer in the most recent financial year account for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements over the same period; (ii) the majority of the senior management in charge of business operation and management of the issuer are Chinese citizens or habitually reside in mainland China, or its main places of business operation are located in China or main parts of its business activities are conducted in China.
Under the Trial Measures and supporting guidelines, a filing-based regulatory system would be implemented covering both direct and indirect overseas offering and listing. For an indirect initial public offering and listing in an overseas market, the issuer shall designate a major domestic operating entity to submit the filing documents to the CSRC, including but not limited to the prospectus within three working days after such application of overseas offering and listing is submitted. The CSRC would, within 20 working days if filing documents are complete and in compliance with the stipulated requirements, complete the filing notice, and publish the filing information on the CSRC’s official website. While for confidential filings of overseas offering and listing application documents, the designated filing entity may apply for an extension of the publication of such filing. The issuer shall report to the CSRC within three working days after the overseas offering and listing application documents become public. In addition, subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three working days after the offering is completed.

Meanwhile, overseas offering and listing would be prohibited under certain circumstances, including but not limited to that (i) the offering and listing are expressly forbidden by the Chinese laws, regulations and relevant rules; (ii) the intended overseas securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with laws or (iii) there are material disputes with regard to the ownership of the equity held by the domestic company’s controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. If a domestic company falls into the circumstances where overseas offering and listing is prohibited prior to the overseas offering and listing, the domestic company shall postpone or terminate the intended overseas offering and listing and report to the CSRC and competent authorities under the State Council in a timely manner.
If domestic companies fail to fulfill the above-mentioned filing procedures or offer and list in an overseas market against the prohibited circumstances, they may be warned and fined up to RMB10 million. The controlling shareholders and actual controllers of such domestic companies that organize or instruct the aforementioned violations may be fined up to RMB10 million and directly liable persons-in-charge and other directly liable persons may be fined up to RMB5 million.
Auxiliary Rules for the Regulations on Supervision and Administration of Medical Devices
In February 2021, the State Council published new Regulations on Supervision and Administration of Medical Devices (“Order 739”), which became effective in June 2021. This top-level medical device administrative regulation contains a number of important changes, the practical effects of which will be implemented in corresponding auxiliary regulations and rules. Recently, a series of regulations have been amended accordingly to support the implementation of Order 739 in terms of the production, distribution and clinical trials of medical devices.
•Measures for the Supervision and Administration of the Production of Medical Devices
On May 1, 2022, a revised version of the Measures for the Supervision and Administration of the Production of Medical Devices, or Order 53, promulgated by the SAMR, became effective. All medical device manufacturing activities within China should comply with Order 53. Order 53 clarifies the responsibilities and obligations of medical device registrants/record-filing applicants and their entrusted manufacturers where applicable. Order 53 also establishes a medical device reporting system with an aim to improve administration of medical device production. The reporting system consists of several types of reports, including annual self-inspection report, production product variety report, production conditions change report, re-production report and recall and disposal report. The medical device registrants/ record-filing applicants and/or the medical device manufacturers need to submit corresponding reports to the local relevant Medical Product Administrations in accordance with Order 53.
•Measures for the Supervision and Administration of the Distribution of Medical Devices
On May 1, 2022, a revised version of the Measures for the Supervision and Administration of the Distribution of Medical Devices, or Order 54, promulgated by SAMR, came into effect. All medical device distribution activities within China should comply with Order 54. Under Order 54, explicit regulatory requirements were introduced to distributors of medical devices. For example, Order 54 requires medical device distributors to establish a quality management system and adopt quality control measures covering the total process of distribution and submit annual self-inspection reports to local relevant medical product administrations.
•Good Practices for Medical Device Clinical Trials
On May 1, 2022, a revised version of the Good Practices for Medical Device Clinical Trials, or 2022 Medical Device GCP, jointly released by the NMPA and the National Health Commission, came into effect. All medical device clinical trials that have not passed ethics review by May 1, 2022 must be conducted in compliance with the 2022 Medical Device GCP, if they were conducted for the purpose of applying for medical device registrations. The 2022 Medical Device GCP specifies responsibilities of each party participating in a medical device clinical trial, in particular the responsibilities of the sponsor. The 2022 Medical Device GCP no longer requires clinical trials of medical devices to be conducted in two or more clinical trial institutions. This will make it easier for medical device companies to conduct medical device registration studies.
Other Chinese National- and Provincial-Level Laws and Regulations
We are subject to changing regulations under many other laws and regulations administered by governmental authorities at the national, provincial, and municipal levels, some of which are or may become applicable to our business. For example, regulations control the confidentiality of patients’ medical information and the circumstances under which patient medical information may be released for inclusion in our databases or released by us to third parties. These laws and regulations governing both the disclosure and the use of confidential patient medical information may become more restrictive in the future.
We also comply with numerous additional national and provincial laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, and fire hazard control in all material aspects. We believe that we are currently in compliance with these laws and regulations in material aspects; however, we may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements or adoption of new requirements could therefore have a material adverse effect on our business, results of operations and financial condition.
SALES AND MARKETING
Commercialization
We believe that the scale and sophistication of our commercial operation is crucial to our business. We have invested, and will continue to invest, substantial financial and management resources to build-out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales, and other personnel in support of the sales of our commercialized products.
As of January 31, 2023, our commercialization team consisted of approximately 965 sales and marketing staff, covering major medical centers across Greater China. Our commercialization team has a proven track record and experience from leading oncology multinational pharmaceutical companies including AstraZeneca, Roche, Novartis, and BMS in Greater China. Our commercial team has capabilities that cover the product sales cycle, including medical affairs, market access, and distributor management. We tailor our commercialization strategies according to our individual products and their different market potential to drive product launch. For ZEJULA, we plan to increase market penetration in mainland China, accelerate sales in the growing 1L maintenance market in part through ZEJULA’s inclusion on NRDL effective in January 2022, which we anticipate will allow us to make ZEJULA available to more hospitals and patients during 2022. For Optune, we plan to increase brand perception and adoption in mainland China and provide more post-launch product support services for patients. For NUZYRA, in March 2020, we entered an exclusive promotion agreement with Huizheng (Shanghai) Pharmaceutical Technology Co., Ltd. (“Huizheng”), a direct wholly owned subsidiary of Hanhui Pharmaceutical Co., Ltd. (“Hanhui”), one of the leading pharmaceutical companies for antibiotics in mainland China. The agreement allows us to use Hanhui’s existing infrastructure for the potential future commercial launch of NUZYRA in mainland China. For QINLOCK, we plan to continuously enhance physicians’ education to attempt to establish QINLOCK as standard of care in 4L GIST in mainland China.
Our Distribution Channel
We rely on independent third-party distributors in Greater China to sell our commercialized products, which is consistent with the pharmaceutical industry norm. We believe that distributors help us effectively execute our marketing strategies specifically tailored to each geographical location and the hospitals located within their distribution territories across mainland China. During 2020, after we launched ZEJULA and Optune in mainland China, we started to engage distributors. Our commercial relationship with the distributors we use is a seller and buyer relationship. Accordingly, we recognize product revenue when our products are delivered to and accepted by the distributors. During 2022 and 2021, the aggregate amount of product revenue generated from our five largest customers accounted for approximately 37.7% and 39.9%, respectively.
We select distributors based on their business qualifications and distribution capabilities, such as distribution network coverage, quality, number of personnel, cash flow conditions, creditworthiness, logistics, compliance standard, and past performance, and their capacity for customer management. We offer rebates to our distributors, consistent with pharmaceutical industry practice. We retain no ownership control over the products sold to our distributors, and all significant risks (including inventory risks) and rewards associated with the products are generally transferred to the distributors upon delivery to and acceptance by the distributors.
MANUFACTURING AND SUPPLY
Our Manufacturing Facilities
We currently operate two manufacturing facilities in Suzhou, China, which support the clinical and commercialized production of certain of our products and development candidates, including ZEJULA.

Since 2018, we have had a large molecule facility in Suzhou that uses Cytiva FlexFactory platform technology and is capable of supporting the clinical production of our product candidates. The annual production capacity of our large molecule manufacturing capacity is up to 12 to 18 200L or 1000L clinical batches, respectively. In 2022, we added an additional 1000L drug substance (“DS”) production line at this facility from Cytiva and a self-clean/autoclave automatic drug product (“DP”) production line from Tofflon Science. The annual production capacity of this facility is up to 22 of either 200L or 1000L clinical DS batches and 40 clinical DP batches (up to 10,000 vials), respectively.
Since 2017, we have also had a cGMP-compliant small molecule facility in Suzhou with capacity to produce up to 50 million units per year for oral solid dosage form. In 2021, we added an early clinical manufacturing workshop for oral solids at this facility with additional capacity to produce approximately 30,000 units/batch. We also enabled additional R&D capability for small molecule Chemistry, Manufacturing and Controls (“CMC”) that supported technology transfer, process development, and method validation. We have successfully manufactured supplies for multiple projects at this facility. For example, in December 2021, we updated our Pharmaceutical Manufacturing Permit to cover the manufacturing of internal product ZL-1218 for injection, and in November 2022, we successfully passed a ZL-1218 related European Union Qualified Person audit with only 2 minor observations.
Our two manufacturing facilities feature an oral solid dosage and a biological processing/formulation production line designed to comply with both the PRC and PIC/S drug manufacturing standards. The oral solids manufacturing facility is capable of performing the entire production process, including blending, granulation (i.e., wet granulation process, fluidized bed process, and roller compaction), tableting, coating, and packaging for oral solid drug products. We procure our manufacturing equipment from leading domestic and international suppliers. We have acquired manufacturing licenses for both oral solid dosage and biological facilities. We have passed an onsite inspection by the NMPA for ZEJULA. Additionally, we have obtained the Marketing Authorization Holder (“MAH”) manufacturing license for ZEJULA and NUZYRA. As of January 31, 2023, our manufacturing team consisted of 84 employees.
Although we expect our two manufacturing facilities to be able to satisfy the commercial as well as clinical needs and support the growth of our business in the near future, we are investing in the expansion of our large molecule manufacturing facility in anticipation of increased activities for our internally developed pipeline. In addition, we acquired land use rights in Suzhou that can be used to expand our manufacturing and research needs in the future. We believe that possessing manufacturing and commercialization capabilities presents benefits, which include maintaining better control over the quality and compliance of our operations with increasingly stringent industry regulations.
We are or will be dependent on third party partners for the manufacture and supply of certain of our products and product candidates. For example, we source Optune from NovoCure, QINLOCK from Deciphera, TIVDAK from Seagen, adagrasib from Mirati, efgartigimod from argenx, SUL-DUR from Entasis, odronextamab from Regeneron, repotrectinib from Turning Point, margetuximab from MacroGenics, and BLU-945 from Blueprint. We also are or will be dependent on third parties for our supply chain. If any of these third parties fail to provide us with sufficient quantities of product or materials, or fail to do so at acceptable quality levels or prices, our business could be harmed.
For more information on risks related to our manufacturing and commercialization activities as well as our reliance on third parties, including our third-party partners discussed above and CMOs and suppliers discussed below, see Part I—Item 1A. Risk Factors.
Contract Manufacturing Organizations
We outsource to a limited number of external CMOs the production of some drug substances and products, and we expect to continue to do so to meet the pre-clinical, clinical, and commercial requirements of our products and product candidates. For example, we have engaged CMOs to locally manufacture NUZYRA and ZL-1102 in mainland China. By outsourcing a portion of our manufacturing activities, we can increase our focus on core areas of competence such as product candidate development, commercialization, and research. We have adopted procedures to promote compliance by our CMOs with relevant regulatory requirements and internal guidelines with respect to production qualifications, facilities, and processes. When selecting our CMOs, we consider a number of factors, including their qualifications, relevant expertise, production capacity, geographic proximity, reputation, track record, product quality, reliability in meeting delivery schedules, and proposed terms for the production arrangement. The CMOs with which we contract provide services to us on a short-term and project-by-project basis. Our agreements with the CMOs typically specify requirements, including, but not limited to, product quality or service details, technical standards or methods, delivery terms, agreed price and payment, and product inspection and acceptance criteria. The CMOs procure the necessary raw materials themselves.
Suppliers

Our suppliers consist primarily of (i) third party licensors from which we obtained license rights in respect of our in-licensed products and drug candidates; (ii) selected CROs; and (iii) suppliers of other raw materials for our clinical trial activities.
We obtain raw materials for our clinical trial activities from multiple suppliers who we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, if there was an interruption to supplies, this could harm our business, perhaps materially. We typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements. While we do experience price fluctuations associated with our raw materials, we have not experienced any material disruptions in the supply of these raw materials in the past. In addition, we have suppliers across the world and do not rely exclusively on the imports from the suppliers in the United States.
COMPETITION
Competition in the biopharmaceutical industry is intense. There are many companies, including biotechnology and pharmaceutical companies, engaged in developing products for the indications our approved products are approved to treat and the therapeutic areas we are targeting with our research and development activities. Some of our competitors may have substantially greater financial, marketing, research and development, and other resources than we do.
We believe that competition and leadership in the industry is based on managerial and technological excellence and innovation as well as establishing patent and other proprietary positions through research and development. The achievement of a leadership position also depends largely upon our ability to maximize the approval, acceptance, and use of our product candidates and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing, and marketing. Another key aspect of remaining competitive in the industry is recruiting and retaining leading scientists and technicians to conduct our research activities and advance our development programs, including with the commercial expertise to effectively market our products.
Competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, patient convenience, delivery devices, reliability, availability, reimbursement, and price. In addition, early entry of a new pharmaceutical product into the market may have important advantages in gaining product acceptance and market share. Accordingly, the relative speed with which we can develop products, complete the testing and approval process and supply commercial quantities of products will have a significant impact on our competitive position.
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
Additional information about the competition that our marketed products face is set forth below in Part I—Item 1A. Risk Factors.
INSURANCE
We maintain insurance policies that are required under Chinese laws and regulations as well as based on our assessment of our operational needs and industry practice. We maintain liability insurance for certain clinical trials, which covers the patient human clinical trial liabilities such as bodily injury, product liability insurance, general insurance policies covering property loss due to accidents or natural disasters, and director and officer (“D&O”) insurance. We do not maintain insurance to cover intellectual property infringement or misappropriation.

HUMAN CAPITAL RESOURCES
We know that our employees are integral to our success, and we are committed to building and maintaining a strong and engaged workforce that is focused on delivering on our mission to become a leading global biopharmaceutical company and to positively impact human health in China and beyond. We seek to attract, retain, and motivate our employees through competitive compensation programs, professional development opportunities, and employee engagement. In evaluating our human capital management, we consider various factors, including employee performance, development, and our ability to recruit well qualified employees to support our business and operations.
As of January 31, 2023, we had 2,036 full-time employees, of which 1,956 were located in Greater China. The number of full-time employees by function as of such date was as follows:

By Function	Number of employees
Research and Development	832
Commercial	965
Manufacturing	84
General and Administrative*	155
Total	2,036
* Includes finance, legal, human resources, information technology, and other general and administrative functions.
Our management executive team is comprised of our CEO and her direct reports who, collectively, have management responsibility for our business. Our management team places significant focus and attention on matters concerning our human capital assets, with a focus on being an employer of choice as well as on diversity, employee capabilities and growth, and succession planning.
The competition for top talent in our industry is intense. To help attract, motivate, and retain well qualified employees, we strive to provide competitive compensation programs and benefits, including cash compensation, stock-based compensation, and other benefits to support the financial, physical, and emotional health of our employees. For our employees in China, consistent with Chinese regulations, we participate in a housing fund and various employee social security plans that are organized by applicable local municipal and provincial governments, including housing, pension, medical, work-related injury, maternity, and unemployment benefit plans, under which we make contributions at specified percentages of the salaries of our employees. For our U.S.-based employees, in addition to our health and welfare benefits and parental leave, we provide retirement benefits in the form of certain matching contributions to tax-qualified 401(k) plans.
We provide professional development and training opportunities to our employees to help enhance their competencies and capabilities. These opportunities include formal and comprehensive company-level and department-level training for new employees followed by on-the-job training; periodic trainings to promote awareness and compliance with our policies and procedures; and cross-functional trainings to strengthen and reinforce employee collaborations across different functions, groups, and departments that work together to support our day-to-day operations. We have a performance management and talent development process through which managers provide regular feedback and coaching to develop employees. This process also helps the Company identify our pipeline of talent as well as areas in potential need of additional resources or support. We also seek to engage our employees through our Culture Committee with the launch of our Diversity, Equity, and Inclusion (“DEI”) Council and employee resource groups, such as our women’s leadership community and local DEI committees.
We seek to bring together employees with different backgrounds and expertise to support our growth while also creating an inclusive culture. We are proud of the diversity, skills, and achievements that our employees bring to our business from various parts of the world. In addition, we are committed to being an equal opportunity employer, where everyone is treated equally and respected, regardless of their gender, nationality, marital status, age, disability, or religious belief. Our commitment to diversity is reflected in the composition of our workforce. For example, with respect to gender diversity, the majority of our full-time employees are women, and the majority of STEM-related positions are held by women.
Our worldwide teams are united by a common mission to improve human health. We strive to maintain a good working relationship with our employees. We are committed to encouraging a culture of open communication where employees can ask questions, raise concerns, and contribute creative solutions. Our management team routinely makes themselves available to all employees, including in regular town hall events that encourage open dialogue. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we have not experienced any material work stoppages or labor disputes. Further, we have been able to recruit strong employees to support our business and operations.
QUALITY CONTROL AND ASSURANCE
We have our own independent quality control system and devote significant attention to quality control for the designing, manufacturing, and testing of our drug candidates. We have established a strict quality control system in accordance with NMPA regulations. We monitor our operations in real time throughout the entire production process, from inspection of raw and auxiliary materials to manufacture and delivery of finished products to clinical testing at hospitals. Our quality assurance team is also responsible for our compliance with applicable regulations, standards, and internal policies. Our senior management team is actively involved in setting quality policies and managing the internal and external quality performance of the Company.
RISK MANAGEMENT
We are committed to acting ethically, which includes identifying and responsibly managing risk. As a result, we have adopted a consolidated risk management methodology and program, which includes a three lines of defense risk management framework to identify, assess, evaluate, and monitor key risks associated with our strategic objectives on an on-going basis, and a risk governance structure that includes oversight by the Audit Committee of the Board of Directors. The risk governance structure also includes a Risk Coordination Council that is comprised of leaders of governance and quality functions along with operational line leaders and serves as a forum to discuss and monitor risks across the organization. We conduct an annual enterprise risk assessment to identify our top tier risks and, based on that assessment, will complete enterprise risk management plans to manage those risks. Management discusses with the Audit Committee the results of its annual enterprise risk assessments as well as its enterprise risk management policies and guidelines.
The following provides additional information on our three lines of defense and risk governance structure:
•First Line of Defense: Our business functions are primarily responsible for implementing our risk management program in their areas. This includes identifying, measuring, monitoring, controlling, and reporting risk in adherence to our risk policies, controls, and guidelines established by management and the Board of Directors or Audit Committee.
•Second Line of Defense: Our Legal and Ethics and Compliance functions oversee implementation of our enterprise risk management program. For example, our Chief Legal Officer, supported by our Chief Compliance Officer, is responsible for: developing and updating our enterprise risk management program and targets; reviewing and approving major risk management issues; promulgating and supervising implementation of risk management measures; providing guidance and support on our risk management approach to the relevant departments in the Company; and reporting to management, the Board of Directors, and the Audit Committee, as deemed appropriate.
•Third Line of Defense: Our Internal Audit Division is responsible for evaluating the design, adequacy, operational effectiveness, and efficiency of our governance, risk management, and control processes.
•Risk Coordination Council: The Risk Coordination Council, which is co-chaired by the Chief Compliance Officer and another rotating member and is comprised of governance function leaders as well as business operations leaders, provides a forum to discuss and identify, monitor, and manage risks across the organization. Potential risks identified through this forum are escalated and managed both at the functional line level and through the Chief Compliance Officer directly to executive leadership and/or the Audit Committee, as deemed appropriate.
•Audit Committee: The Audit Committee is responsible for assisting the Board of Directors in its oversight of the Company’s risk management and internal controls; the integrity of our financial statements; compliance with applicable legal and regulatory requirements; the qualifications, independence, and performance of our auditors; and our internal audit and compliance functions.
•Board of Directors: The Board of Directors is responsible for establishing our enterprise risk management and internal control system and reviewing its effectiveness. For more information on the Board of Director’s oversight of risk management, including through its committees, see Corporate Governance – Board Leadership Structure and Role in Risk Oversight.
Investment Risk Management

To help meet our liquidity needs without significantly increasing our risk, we have an investment policy, which was approved by the Audit Committee and provides guidelines and specific instructions for the investment of our funds. Our investment strategy aims to minimize risks by reasonably and conservatively matching the maturities of the portfolio to anticipated operating cash needs. We make our investment decisions on a case-by-case basis after considering a number of factors, including, but not limited to, our cash flow levels, operational needs, and capital expenditures; the macro-economic environment; general market conditions; and the expected profit or potential loss of the investment. In accordance with our investment policy, we may engage in short-term investments with surplus cash on hand. Our investment portfolio primarily consists of time deposits. We are prohibited from investing in high-risk products, and proposed investments must not interfere with our business operations or capital expenditures.
Available Information
We file reports and other information with the SEC and The Stock Exchange of Hong Kong Limited (“Hong Kong Stock Exchange”). We make available on our website our annual reports on Form 10-K (and previously on Form 20-F), our quarterly reports on Form 10-Q, and our current reports on Form 8-K (and previously on Form 6-K), and all other SEC reports and amendments to those reports. Additionally, we make available on our website our securities filings with the Hong Kong Stock Exchange. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC and the Hong Kong Stock Exchange.
We use our website as a means of disclosing material non-public information – including information on our products; business activities and partnerships; research; ESG strategy, commitments, and reports; and other events and developments – and for complying with our disclosure obligations under Regulation FD. Our website address is www.zailaboratory.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.
Item 1A. Risk Factors
Risk Factors
The following section includes the most significant factors that we believe may adversely affect our business and operations. You should carefully consider these risks and other information contained in this Annual Report on Form 10-K and our other filings with the SEC before deciding to invest in our ADSs or ordinary shares. The risks described below are not the only ones we face. For example, additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could also adversely affect our business and operations.
Summary
This summary provides an overview of material risks that could affect our business, financial condition, results of operations, cash flows, and prospects, which should be read in conjunction with the more detailed discussion of risks that follows this summary.
•Uncertainties in the Chinese legal system could materially and adversely affect us;
•Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital, and the market price of our ordinary shares and/or our ADSs;
•The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of our ADSs and ordinary shares, including potentially making those ADSs or ordinary shares worthless;
•Proceedings brought by the SEC against China-based accounting firms could result in our inability to file future financial statements in compliance with the requirements of the Exchange Act;
•Compliance with China’s Data Security Law, Cyber Security Law, Cybersecurity Review Measures, Personal Information Protection Law, the Regulation on the Administration of Human Genetic Resources, the Biosecurity Law, and any other future laws and regulations may entail significant expenses and could materially affect our business. Our failure to comply with such laws and regulations could lead to government enforcement actions and significant penalties against us, which could materially and adversely impact our operating results;
•The economic, political, and social conditions in mainland China, as well as governmental policies, could affect the business environment and financial markets in mainland China, our ability to operate our business, our liquidity, and our access to capital;

•If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, the value of our ADSs or ordinary shares may decline in value or become worthless;
•The approval of, filing, or other procedures with the CSRC or other Chinese regulatory authorities may be required in connection with issuing securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures;
•We may be exposed to liabilities under the FCPA and Chinese anti-corruption laws, and any determination that we have violated these laws could have a material adverse effect on our business or our reputation;
•Restrictions on currency exchange may limit our ability to receive and use financing in foreign currencies;
•We may rely on dividends and other distributions on equity paid by our Chinese subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our Chinese subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business;
•Chinese regulations relating to the establishment of offshore special purpose companies by residents in mainland China may subject our China resident beneficial owners or our wholly foreign-owned subsidiaries in mainland China to liability or penalties, limit our ability to inject capital into these subsidiaries, limit these subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us;
•Chinese regulations establish complex procedures for some acquisitions of mainland China based companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in mainland China;
•Chinese manufacturing facilities have historically experienced issues operating in line with established GMPs and international best practices, and passing FDA, NMPA, and EMA inspections, which may result in a longer and costlier current GMP inspection and approval process by the FDA, NMPA, or EMA for our Chinese manufacturing processes and third-party contract manufacturers;
•Our business benefits from certain financial incentives and discretionary policies granted by local governments. Expiration of, or changes to, these incentives or policies would have an adverse effect on our results of operations;
•It may be difficult for overseas regulators to conduct investigations or collect evidence within mainland China;
•If we are classified as a Chinese resident enterprise for Chinese income tax purposes, such classification could result in unfavorable tax consequences to us and our non-Chinese shareholders or ADS holders;
•We and our shareholders face uncertainties in mainland China with respect to indirect transfers of equity interests in Chinese resident enterprises;
•Any failure to comply with Chinese regulations regarding the registration requirements for our employee equity incentive plans may subject us to fines and other legal or administrative sanctions, which could adversely affect our business, financial condition, and results of operations;
•Certain of our investments may be subject to CFIUS review, which may delay or block a transaction from closing;
•Changes in United States and international trade policies and relations, particularly with regard to mainland China, may adversely impact our business and operating results;
•It may be difficult to enforce against us or our management in mainland China any judgments obtained from foreign courts;
•Any inability to renew our current leases on desirable terms or otherwise locate desirable alternatives for our leased properties could materially and adversely affect our business;
•We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future. To date, we have not generated sufficient revenue from product sales to cover corresponding expenses, and we may never achieve or sustain profitability;
•We are invested in the commercial success of our approved products, and our ability to generate product revenues in the near future is highly dependent on the commercial success of these products;
•We rely on third parties to conduct our pre-clinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our products or product candidates, and our business could be substantially harmed;

•If we are unable to obtain and maintain patent protection for our products and product candidates through intellectual property rights, or if the scope of such intellectual property rights obtained is not sufficiently broad, third parties may compete directly against us;
•If we fail to maintain proper internal financial reporting controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired; and
•The effects of the COVID-19 pandemic, including increased infection rates and any government actions and lockdown measures taken in response, particularly in mainland China, could materially and adversely affect us.
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
In July 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to enhance its enforcement against illegal activities in the securities markets and promote the high-quality development of capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over Chinese companies listed overseas, and to establish and improve the system of extraterritorial application of the Chinese securities laws. Since this document is relatively new, uncertainties exist in relation to how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like us. It is especially difficult for us to accurately predict the potential impact on the Company of new legal requirements in mainland China because the Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.
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
The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the life sciences industry that could require us to seek permission from Chinese authorities to continue to operate our business, which may adversely affect our business, financial condition, and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in mainland China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any such action, if taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer ADSs or ordinary shares to our investors and could cause the value of our ADSs or ordinary shares to significantly decline or become worthless.
Because the majority of our operations are in mainland China and our auditor for prior fiscal years was located in mainland China, there have been concerns regarding oversight of the audits of our financial statements filed with the SEC. Further, as a result of the enactment of the HFCAA, as amended, which requires the SEC to prohibit trading on a national securities exchange or over-the-counter market in the United States of securities for a company that has been conclusively identified by the SEC as a Commission-Identified Issuer for two consecutive years, there have been concerns regarding the continued listing of our securities on Nasdaq. Although in May 2022 the Company engaged KPMG, an auditor located in the United States and subject to inspection by the PCAOB, as our independent registered public accounting firm and in December 2022 the PCAOB vacated its determination that it was unable to inspect and investigate PCAOB-registered public accounting firms in mainland China, if for any reason we were to fail to meet the audit requirements of the HFCAA for two consecutive years, we may be prohibited from listing our securities on a national securities exchange, including Nasdaq, or on over-the-counter markets in the United States, which could adversely affect the market price of our ordinary shares and/or ADSs and our ability to raise capital.
In recent years, the U.S. Congress and regulatory authorities have expressed concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in mainland China and with auditors located in mainland China. For example, PCAOB inspections of auditors located in mainland China and Hong Kong have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, and limitations on the ability of the PCAOB to inspect or investigate auditors in mainland China or Hong Kong could deprive investors of the benefits of PCAOB inspections, which could adversely affect the ability of companies using such auditors to access U.S. capital markets.
As part of the continued focus on access to audit and other information for companies with substantial operations in China, in December 2020, the United States enacted the HFCAA, which requires the SEC to identify issuers that have filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction (a “Commission-Identified Issuer”). Under the HFCAA, as amended in December 2022, if the SEC conclusively identifies an issuer as a Commission-Identified Issuer for two consecutive years, the SEC is required to prohibit the trading of the issuer’s securities on a national securities exchange or through any other method that is within the jurisdiction of the SEC to regulate, including over-the-counter markets in the United States.
In 2021, the PCAOB issued a Determination Report, which found that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by Chinese authorities in those jurisdictions, and in March 2022, SEC staff conclusively identified the

Company as a Commission-Identified Issuer because our predecessor auditor, which filed an audit report with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, was located in mainland China.
In May 2022, the Company engaged KPMG, an auditor located in the United States that is inspected by the PCAOB, as our independent registered public accounting firm for the fiscal year ended December 31, 2022. In addition, in December 2022, the PCAOB vacated its determination that it was unable to inspect and investigate PCAOB-registered public accounting firms in mainland China. As a result, until such time as the PCAOB issues a new determination, the SEC has determined that there are no issuers currently at risk of having their securities subject to a trading prohibition under the HFCAA. Although we are not currently at risk of delisting pursuant to the HFCAA, if the PCAOB were to issue a new determination regarding limitations on its ability to inspect or investigate our independent auditor and we were to fail to meet the audit requirements of the HFCAA for two consecutive years, our securities may be prohibited from trading on a national securities exchange or over-the-counter market in the United States, and this could result in our ADSs being delisted from Nasdaq. Delisting of our ADSs would force holders of our ADSs to sell their ADSs or convert them into our ordinary shares. The foregoing could adversely affect the market price of our ordinary shares and/or ADSs and our ability to raise capital. The market price of our ordinary shares and/or ADSs also could be adversely affected as a result of anticipated negative impacts of such legislative or executive actions upon, as well as negative investor sentiment toward, companies with significant operations in mainland China and Hong Kong that are listed in the United States, regardless of whether such actions are implemented and regardless of our actual operating performance.
We may be subject to additional approval, filing, and compliance obligations with Chinese authorities in connection with our engagement of KPMG, a U.S. auditor that is subject to PCAOB inspection.
In February 2023, the CSRC released the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Archives Rules”), which will become effective on March 31, 2023. According to the Archives Rules, we may be required to complete certain approval, filing, and regulatory procedures if it becomes necessary for us to disclose or provide to KPMG, our U.S. auditor that is subject to inspection by the PCAOB, any documents or materials relevant to KPMG’s audit that are deemed to have a sensitive impact (i.e., be detrimental to national security or the public interest if divulged) or contain state secrets or governmental authority work secrets. Under those circumstances, KPMG would also be required to abide by corresponding approval, filing, and compliance procedures. Due to the lack of further interpretation, we are not certain about the scope of materials that would be deemed to have a sensitive impact or contain state or governmental authority work secrets.
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
We maintain personally identifiable information of persons located within mainland China and at times transfer some of this personal information outside of China for legitimate business reasons. We also collect and maintain de-identified or anonymized health data for clinical trials in compliance with local regulations, and we transfer outside of mainland China de-identified or anonymized health data for clinical trials. This data could be deemed by government regulators to be “personal information” or “important data.” With mainland China’s growing emphasis on its sovereignty over personal information of persons within mainland China and data derived from mainland China, the outbound transmission of personal information or de-identified or anonymized health data for clinical trials may be subject to the new national security legal regime, including the Cyber Security Law, the Data Security Law, the PIPL, the Regulation on the Administration of Human Genetic Resource, and various implementing regulations and standards.
The Cyber Security Law, which became effective in 2017, requires companies to take certain organizational, technical, and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that companies adopt a multi-level protection scheme (“MLPS”), under which network operators are required to perform obligations of security protection to ensure that their networks are free from interference, disruption, or unauthorized access, and prevent network data on their networks from being disclosed, stolen, or tampered. Under the MLPS, entities’ operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which their information and network systems belong—from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.
Under the Cyber Security Law and Data Security Law, we are required to establish and maintain a comprehensive data and network security management system that will enable us to monitor and respond appropriately to data security and network security risks. We will need to classify and take appropriate measures to address risks created by our data processing activities and use of networks. We are obligated to notify affected individuals and appropriate Chinese regulators of, and respond to, any data security and network security incidents.
Furthermore, under the Cyber Security Law and Data Security Law, data categorized as “core data” and “important data,” the latter of which will be determined by governmental authorities in the form of catalogs which have not yet been published, is to be processed and handled with a higher level of protection, but what data constitutes core data or important data is currently not clearly defined except for certain industry sections. Therefore, to comply with the statutory requirements, we will need to determine whether we possess core data or important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments, and comply with reporting obligations to applicable regulators. We may also be required to disclose to regulators business-sensitive or network security-sensitive details regarding our processing of core data or important data.
Establishing and maintaining such systems and complying with such requirements takes substantial time, effort, and cost, and we may not be able to establish and maintain such systems or comply with such requirements as fully as needed for compliance with our legal obligations. Despite our investment, such systems and compliance efforts may not adequately protect us or enable us to appropriately respond to or mitigate all data compliance risks or data security and network security risks or incidents we face.
The Data Security Law and the PIPL prohibit entities in mainland China from transferring data (including personal information) stored in mainland China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. We may need to pass a government security review or obtain government approval in order to share data (including personal information) stored in mainland China with judicial and law enforcement authorities outside of mainland China. Therefore, if judicial and law enforcement authorities outside mainland China require us to provide data stored in mainland China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements. The potential conflicts in legal obligations could have adverse impacts on our operations in and outside of mainland China.
Recently, the CAC has taken action against several Chinese internet companies listed on U.S. securities exchanges for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law, and the Cybersecurity Review Measures, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.”
Pursuant to the current Cybersecurity Review Measures, which came into effect on February 15, 2022, critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, are required to conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review.
The Draft Management Regulations, which was published by the CAC in November 2021, proposed that data processors – defined as individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion – are subject to cybersecurity review if either they process personal information of more than one million individuals and aim to list on foreign stock markets, or their data processing activities influence or may influence national security. The Draft Management Regulations also propose requiring data processors seeking to list on foreign stock markets to annually assess their data security themselves or through data security service organizations and submit the assessment reports to relevant competent authorities. As the Draft Management Regulations was released only for public comment, the final version and the effective date thereof may be subject to change with substantial uncertainty.

We have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator” or “online platform operator” or requiring us to go through cybersecurity review procedures by the CAC pursuant to the Cybersecurity Review Measures. Based on our understanding of the Cybersecurity Review Measures, and the Draft Management Regulations if enacted as currently proposed, we do not expect ourselves to become subject to cybersecurity review by the CAC for issuing securities to foreign investors because: (i) the clinical and preclinical data we handle in our business operations, either by its nature or in scale, do not normally trigger significant concerns over mainland China’s national security; and (ii) we have not processed, and do not anticipate to process in the foreseeable future, personal information of more than one million users or individuals. However, there remains uncertainty as to how the Cybersecurity Review Measures, and the Draft Management Regulations if enacted as currently proposed, will be interpreted or implemented and whether Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Cybersecurity Review Measures and the proposed Draft Management Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Cybersecurity Review Measures, the Draft Management Regulations if enacted, or other laws and regulations related to privacy, data protection, and information security.
It is also unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. Mainland China’s regulators may impose penalties for non-compliance ranging from fines to suspension of operations, and this could lead to us delisting from the U.S. stock market. Currently, we have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and we have not received any inquiry, notice, warning, or sanction in such respect.
China continues to strengthen its regulation of cross-border transfers out of mainland China of data, including important data and personal information.
The Cyber Security Law, which has been in effect since June 2017, requires “critical information infrastructure operators” to store within mainland China important data collected and generated during their operations in mainland China and to undergo a security assessment prior to transferring any such important data outside of mainland China. The Data Security Law reiterated this requirement when it went into effect in September 2021, and additionally provided that the requirements for cross-border transfers out of mainland China of important data by other data processors are to be formulated by various Chinese cyberspace regulators.
In August 2021, the SCNPC passed the PIPL, which became effective in November 2021. The PIPL provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in mainland China, and the processing of personal information of persons in mainland China outside of mainland China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in mainland China. The PIPL requires all personal information processors that need to transfer out of mainland China personal information to either: (i) pass a security assessment organized by Chinese cyberspace regulators, (ii) undergo certification by specialized certification agencies in accordance with relevant regulations, (iii) conclude a standard contract designated by China cyberspace regulators with the overseas recipient of the personal information, or (iv) satisfy other conditions contemplated by laws, administrative regulations, or Chinese cybersecurity regulators. The PIPL also provides that critical information infrastructure operators and personal information processors who process personal information meeting a volume threshold to be set by Chinese cyberspace regulators are also required to store in mainland China personal information generated or collected in mainland China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the PIPL provides for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and violators may also be ordered to suspend any related activity by competent authorities.
To implement the security assessment mechanisms for cross-border transfers out of China of data under the Cyber Security Law, the Data Security Law, and the PIPL, the CAC promulgated the Security Assessment Measures, which took effect on September 1, 2022, and published the Security Assessment Guide on August 31, 2022. Under the Security Assessment Measures, a mandatory security assessment is required for data transfers out of mainland China under any of the following circumstances: (i) transfer of important data by data processors; (ii) transfer of personal information by critical information infrastructure operators and data processors that process personal information of more than one million individuals; (iii) transfer of personal information by data processors that have transferred either personal information of over 100,000 individuals or sensitive personal information of over 10,000 individuals abroad since January 1 of the preceding year; and (iv) other situations as determined by the CAC. We understand that the Security Assessment Measures cover (1) overseas transmission and storage by data processors of data generated during PRC domestic operations, and (2) access to or use of the data collected and generated by data processors and stored in the PRC by overseas institutions, organizations, or individuals. The Security Assessment Measures have retroactive effect for relevant cross-border data transfers out of mainland China conducted prior to September 1, 2022, and data processors have until February 28, 2023, to undergo mandatory security assessment for such prior relevant cross-border data transfers. We continue to assess our obligations under these laws and are working with the CAC to ensure our compliance with respect to any mandatory security assessments.
To implement the standard contract mechanism for cross-border transfers out of China of personal information under the PIPL, on February 22, 2023, the CAC published the Measures for the Standard Contract for Outbound Cross-Border Transfer of Personal Information, along with the final version of the PRC Standard Contract, which will be effective on June 1, 2023. Going forward, personal information processors may conclude a PRC Standard Contract with overseas recipients of personal information to comply with PIPL requirements for cross-border transfers out of mainland China of personal information that do not need to undergo a security assessment.
To implement the personal information protection certification mechanism for cross-border transfers out of China of personal information under the PIPL, on November 4, 2022, the CAC and SAMR jointly issued the Notification on the Implementation of Personal Information Protection Certification. In parallel, on December 16, 2022, the National Information Security Standardization Technical Committee released an updated version of the Certification Specification which provides the general principles and detailed requirements for personal information processors engaging in the cross-border transfer out of mainland China of personal information to meet in order to obtain a personal information protection certification from qualified certification institutions for cross-border transfers out of China of personal information governed by the PIPL. However, the list of qualified certification institutions has not been released to date.
In addition, certain industry-specific laws and regulations affect the collection and transfer of personal data in mainland China. For example, the HGR Regulation prohibits both onshore and offshore entities established or actually controlled by foreign entities and individuals from collecting or biobanking any China-Sourced HGR in China, as well as providing such China-Sourced HGR outside of China. Chinese parties are required to seek an advance approval for the collection and biobanking of all China-Sourced HGR. Approval for any export or cross-border transfer of China-Sourced HGR in the form of biospecimens is required, and transfer of derived data by Chinese parties to foreign parties or entities established or actually controlled by them also requires the Chinese parties to file, before the transfer, a copy of the data with the HGRAC for record purposes and to obtain a notification filing number in order to transfer the data. The HGR Regulation also requires that foreign parties or entities established or actually controlled by them ensure the full participation of Chinese parties in international collaborations and share all records and data with the Chinese parties.
To further tighten the control of China-Sourced HGR, the SCNPC issued the Eleventh Amendment to the Criminal Law of the People’s Republic of China in December 2020, which became effective in March 2021, criminalizing the illegal collection of China-Sourced HGR and the illegal transfer of China-sourced biospecimens outside of mainland China. An individual who is convicted of any of these violations may be subject to public surveillance, criminal detention, a fixed-term imprisonment of up to seven years, and/or a criminal fine. In October 2020, the SCNPC adopted the Biosecurity Law, which became effective in April 2021. The Biosecurity Law established an integrated system to regulate biosecurity-related activities in mainland China, including, among others, the security regulation of HGR and biological resources. The Biosecurity Law for the first time expressly declared that mainland China has sovereignty over its HGR, and further endorsed the HGR Regulation by recognizing the fundamental regulatory principles and systems established by it over the utilization of China-Sourced HGR by foreign parties or entities established or actually controlled by them in mainland China. Though the Biosecurity Law does not provide any specific new regulatory requirements on HGR, as it is a law adopted by mainland China’s highest legislative authority, it gives mainland China’s primary regulator of HGR, the MOST, significantly more power and discretion to regulate HGR, and it is expected that the overall regulatory landscape for China-Sourced HGR will evolve and become even more rigorous and sophisticated. In addition, the interpretation and application of data protection laws in mainland China and elsewhere are often uncertain and in flux.
So far, the HGRAC has disclosed a number of HGR violation cases. In one case, the sanctioned party was the Chinese subsidiary of a multinational pharmaceutical company that was found to have illegally transferred certain biospecimens to CROs for conducting certain unapproved research. In addition to a written warning and confiscation of relevant human genetic materials, the Chinese subsidiary of the multinational pharmaceutical company was requested by the HGRAC to take rectification measures and was also banned by the HGRAC from submitting any CTAs until the HGRAC was satisfied with the rectification results, which rendered it unable to initiate new clinical trials in mainland China until the ban was lifted. In another case, the CRO engaged by the Chinese subsidiary of a multinational pharmaceutical company was found to have forged an ethics committee approval in order to accelerate the HGRAC approval. Both the Chinese subsidiary of the multi-national pharmaceutical company and the CRO were debarred from initiating new applications for a period of 6 to 12 months, respectively.
Interpretation, application, and enforcement of these laws, rules, and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation, or changes in enforcement. Compliance with the Cyber Security Law, the Data Security Law, the PIPL, and other related laws and regulations could significantly increase the cost to us of providing our products, require significant changes to our operations, or even prevent us from providing certain products in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our practices, products, or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law, the PIPL, and/or related laws and regulations. Any failure on our part to comply with such laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access, use, or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us, or result in investigations, fines, suspension, or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition, and results of operations. If the Chinese parties fail to comply with data privacy and cybersecurity laws, regulations, and practice standards, and our research data is obtained by unauthorized persons, used or disclosed inappropriately, or destroyed, we may lose our confidential information and be subject to litigation and government enforcement actions. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our or our collaborators’ practices, potentially resulting in suspension of relevant ongoing clinical trials or delays in the initiation of new trials, delays in sharing or an inability to share or receive clinical trial data with or from our collaborators, confiscation of China-Sourced HGR, administrative fines, disgorgement of illegal gains, or temporary or permanent debarment of our or our collaborators’ entities and responsible persons from further clinical trials and, consequently, a de-facto ban on the debarred entities from initiating new clinical trials in mainland China. In addition, a data breach affecting personal information, including health information, or a failure to comply with applicable requirements could result in significant management resources, legal and financial exposure, and reputational damage that could potentially have a material adverse effect on our business and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations. Moreover, the legal uncertainty created by the Data Security Law, the Cyber Security Law, the Cybersecurity Review Measures, and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital in the U.S. market in the future.
The national security legal regime imposes stricter data localization requirements on personal information and human health-related data and requires us to undergo cybersecurity or other security review and assessments, obtain government approval or certification, implement technical and organizational measures for data privacy and protection, conduct self-assessments, or put in place certain contractual protections before transferring personal information and human health-related data out of mainland China. As a result, personal information, important data, and health and medical data that we or our customers, vendors, clinical trial sites, pharmaceutical partners, and other third parties collect, generate, or process in mainland China may be subject to such data localization requirements and heightened regulatory oversight and controls. We may need to maintain local data centers in mainland China, enter into standard contracts with the overseas recipients of any personal information processed by us, conduct self-assessments, undergo security assessments, or obtain the requisite approvals from the Chinese government for the transmission outside of mainland China of such controlled information and data, which could significantly increase our operating costs or cause delays or disruptions in our business operations in and outside mainland China. We expect that the evolving regulatory interpretation and enforcement of the national security legal regime will lead to increased operational and compliance costs and will require us to continue to monitor and, where necessary, make changes to our operations, policies, and procedures. If our operations, or the operations of our CROs, licensees, or partners, are found to be in violation of these requirements, we may suffer loss of use of data, suffer a delay in obtaining regulatory approval for our products, be unable to transfer data out of mainland China, be unable to comply with our contractual requirements, suffer reputational harm, or be subject to penalties, including administrative, civil, and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. If any of these were to occur, it could materially adversely affect our ability to operate our business and our financial results.
The economic, political, and social conditions in mainland China, as well as governmental policies, could affect the business environment and financial markets in mainland China, our ability to operate our business, our liquidity, and our access to capital.

A substantial portion of our operations (including our commercial operations) are conducted in mainland China. Accordingly, our business, results of operations, financial condition, and prospects may be influenced to a significant degree by economic, political, legal, and social conditions in mainland China as well as mainland China’s economic, political, legal, and social conditions in relation to the rest of the world. Mainland China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. While mainland China’s economy has experienced significant growth over the past 40 years, growth has been uneven across different regions and among various economic sectors of mainland China. The Chinese government has implemented various measures to encourage economic development, data protection and allocation of resources. Some of these measures may benefit the overall economy in mainland China but may have a negative effect on us. Our financial condition and results of operations may be adversely affected by government control, perceived government interference, and/or changes in tax, cyber and data security, capital investments, cross-border transaction, and other regulations that are currently or may in the future be applicable to us. Recently, Chinese regulators have announced regulatory actions aimed at providing the Chinese government with greater oversight over certain sectors of mainland China’s economy, including the for-profit education sector and technology platforms that have a quantitatively significant number of users located in mainland China. Although the biotech industry is already highly regulated in mainland China and while there has been no indication to date that such actions or oversight would apply to companies that are similarly situated as us and that are pursuing similar portfolios of drug products and therapies as us, the Chinese government may in the future take regulatory actions that materially adversely affect the business environment and financial markets in mainland China as they relate to us, our ability to operate our business, our liquidity, and our access to capital.
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
The approval of, filing, or other procedures with the CSRC or other Chinese regulatory authorities may be required in connection with issuing securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures.
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
We are not currently required to obtain prior approval or prior permission from the CSRC or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to foreign investors. On February 17, 2023, the CSRC promulgated the Trial Measures and five supporting guidelines, which will become effective on March 31, 2023. Pursuant to the Trial Measures, we may be required to submit filings to the CSRC following the submission of future overseas listings and the completion of future offerings of our equity securities to foreign investors. For more details, see “Government Regulation—Other Significant Chinese Regulation Affecting Our Business Activities in China-Regulations on Securities Offering and Listing Outside of China.” As there are uncertainties with respect to the Chinese legal system and changes in laws, regulations, and policies, including how those laws, regulations and policies will be interpreted or implemented, there can be no assurance that we will not be subject to additional requirements, approvals, or permissions in the future. We are required to obtain certain approvals from Chinese authorities in order to operate our Chinese subsidiaries.
The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”) appear to require that offshore special purpose vehicles, controlled by Chinese companies or individuals formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of Chinese domestic companies or assets in exchange for the shares of the offshore special purpose vehicles, obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange.
Furthermore, in July 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities in Accordance with the Law, pursuant to which Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities, and update the existing laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of or in addition to the Cyber Security Law and Data Security Law.
Additionally, the Trial Measures and supporting guidelines will implement a new regulatory framework requiring China-based companies to submit filings to the CSRC following the completion of future issuances of equity securities to foreign investors. The Circular on Administrative Arrangements for Filing of Overseas Issuance and Listing of Domestic Companies released by the CSRC provides that companies already listed on overseas exchanges will be grandfathered, such that prior offerings will not need to be filed with the CSRC. However, we may be required to submit filings to the CSRC in connection with future offerings, including follow-on offerings, secondary offerings, or other shelf offerings, within three working days following the completion of any such offering(s).
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
We have not yet received any inquiry, notice, warning, or sanction regarding obtaining approval, completing filing, or other procedures in connection with our previous issuances of securities to foreign investors from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. Based on our understanding of the Trial Measures and supporting guidelines, we will not be required to submit an application to the CSRC for our previous issuances of securities to foreign investors, but we may be required to submit filings with the CSRC after the completion of future securities offering in the same overseas markets. There remains uncertainty as to the interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, and we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us. If, for any reason, we were to fail to obtain any approvals or to complete any filings or other procedures subsequently required by the CSRC or other Chinese regulatory authorities, future offerings of our equity securities to foreign investors may be delayed or prevented or we may face sanctions, fines, and other penalties, limitations on our ability to pay dividends outside of mainland China, limitations on our operations in mainland China, delays or restrictions on the repatriation of the proceeds from our public offerings into mainland China, or other actions that could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as the trading price of our ADSs and ordinary shares. Any uncertainties and/or negative publicity regarding the aforementioned approvals, filings, or other procedures or any further laws, regulations, or interpretations that may be released or enacted in the future could have a material adverse effect on the trading price of our ADSs and the ordinary shares, including potentially making those ADSs and ordinary shares worthless.
We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (“FCPA”) and Chinese anti-corruption laws, and any determination that we have violated these laws could have a material adverse effect on our business or our reputation.

We are subject to the FCPA. The FCPA generally prohibits us from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We are also subject to the anti-bribery laws of other jurisdictions, particularly mainland China. As our business continues to expand, the applicability of the FCPA and other anti-bribery laws to our operations will continue to increase. Our procedures and controls to monitor anti-bribery compliance may fail to protect us from reckless or criminal acts committed by our employees or agents. If we, due to either our own deliberate or inadvertent acts or those of others, fail to comply with applicable anti-bribery laws, our reputation could be harmed and we could incur criminal or civil penalties, other sanctions, and/or significant expenses, which could have a material adverse effect on our business, including our financial condition, results of operations, cash flows and prospects.
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
Zai Lab Limited is a holding company, and we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our ADSs or to service any debt we may incur. If any of our Chinese subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. To date, there have not been any such dividends or other distributions from our Chinese subsidiaries to our subsidiaries located in or outside of mainland China. In addition, as of the date of this Annual Report on Form 10-K, none of our subsidiaries have ever issued any dividends or distributions to us or their respective shareholders in or outside of mainland China, and neither we nor any of our subsidiaries have ever directly or indirectly paid dividends or made distributions to U.S. investors. Zai Lab (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $416.5 million in capital contributions via twenty-three separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2014 to 2022, to fund its business operations in mainland China. Zai Lab International Trading (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Shanghai) Co., Ltd., its sole shareholder, in 2019 to fund its business operations in mainland China. Zai Lab (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB166.5 million in capital contributions via ten separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2015 to 2019 to fund its business operations in mainland China. Zai Lab Trading (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Suzhou) Co., Ltd., its sole shareholder, in 2020 to fund its business operations in mainland China. Zai Biopharmaceutical (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $15.0 million in capital contributions via four separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2017 to 2018 to fund its business operations in mainland China. In the future, cash proceeds raised from our overseas financing activities may be transferred by us to our Chinese subsidiaries via capital contributions, shareholder loans or intercompany loans, as the case may be.
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
RMB is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our Chinese subsidiaries to use their potential future RMB revenues to pay dividends to us. The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of mainland China. Shortages in availability of foreign currency may then restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to our offshore entities for those offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign-currency-denominated obligations. RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt (which may be denominated in foreign currency or RMB), including loans we may secure for our Chinese subsidiaries. Currently, our Chinese subsidiaries may purchase foreign currency for settlement of current account transactions, including payment of dividends to us, without the approval of the SAFE by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of mainland China or pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.
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
SAFE Circular 37, which was promulgated by the SAFE in 2014, requires residents of mainland China to register with local branches of SAFE or competent banks designated by SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” The term “control” under SAFE Circular 37 is broadly defined as the operation rights, beneficiary rights or decision-making rights acquired by residents of mainland China in the offshore special purpose vehicles or Chinese companies by such means as acquisition, trust, proxy, voting rights, repurchase, convertible bonds or other arrangements. SAFE Circular 37 further requires amendment to the registration in the event of any changes with respect to the basic information of or any significant changes with respect to the special purpose vehicle. If the shareholders of the offshore holding company who are residents of mainland China do not complete their registration with the local SAFE branches, the Chinese subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to the offshore company, and the offshore company may be restricted in its ability to contribute additional capital to its Chinese subsidiaries. Moreover, failure to comply with SAFE registration and amendment requirements described above could result in liability under Chinese law for evasion of applicable foreign exchange restrictions.
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
Chinese regulations and rules concerning mergers and acquisitions including the M&A Rules and other regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or Chinese time-honored brand. Moreover, according to the Anti-Monopoly Law of China promulgated in August 2007 and amended in June 2022 with effect from August 2022 and the Provisions on Thresholds for Reporting of Concentrations of Undertakings issued by the State Council in August 2008 and amended in September 2018, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the anti-monopoly enforcement agency of the State Council when the applicable threshold is crossed and such concentration shall not be implemented without the clearance of prior reporting. In addition, the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements. In addition, Measures for the Securities Review of Foreign Investment, which became effective in January 2021, require acquisitions by foreign investors of Chinese companies engaged in military-related or certain other industries that are crucial to national security be subject to security review before communication on any such acquisitions. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, the MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in mainland China, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.
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
Local governments within mainland China have granted certain financial incentives from time to time to our Chinese subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount, and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. Local governments may decide to reduce or eliminate incentives at any time. In addition, some of the government financial incentives are granted on a project basis and subject to the satisfaction of certain conditions, including compliance with the applicable financial incentive agreements and completion of the specific project therein. We cannot guarantee that we will satisfy all relevant conditions, and if we fail to do so we may be deprived of the relevant incentives. We cannot assure you of the continued availability of the government incentives currently enjoyed by us. Any reduction or elimination of incentives would have an adverse effect on our results of operations. Government grant and subsidies recognized in the income statement in 2022 and 2021 were $11.5 million and $4.1 million, respectively.
It may be difficult for overseas regulators to conduct investigations or collect evidence within mainland China.
Shareholder claims or regulatory investigation that is common in the United States generally are difficult to pursue as a matter of law or practicality in mainland China. For example, in mainland China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside mainland China. Although the authorities in mainland China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of mutual and practical cooperation mechanisms. Furthermore, according to Article 177 of the Chinese Securities Law (“Article 177”), which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of mainland China. While detailed interpretations of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within mainland China may further increase difficulties you may face in protecting your interests.
If we are classified as a Chinese resident enterprise for Chinese income tax purposes, such classification could result in unfavorable tax consequences to us and our non-Chinese shareholders or ADS holders.
The Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”), which was promulgated in March 2007, became effective in January 2008 and was amended in February 2017 and December 2018, and the Regulation on the Implementation of the EIT Law, effective as of January 1, 2008 and amended in April 2019, define the term “de facto management bodies” as “bodies that substantially carry out comprehensive management and control on the business operation, employees, accounts and assets of enterprises.” Under the EIT Law, an enterprise incorporated outside of mainland China whose “de facto management bodies” are located in mainland China is considered a “resident enterprise” and will be subject to a uniform 25% enterprise income tax, or EIT, rate on its global income. The Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as Chinese Tax Resident Enterprises on the Basis of De Facto Management Bodies, or SAT Circular 82, issued by the State Taxation Administration of the People’s Republic of China (the “SAT”) in April 2009, and as amended in November 2013 and December 2017, further specifies certain criteria for the determination of what constitutes “de facto management bodies.” If all of these criteria are met, the relevant foreign enterprise may be regarded to have its “de facto management bodies” located in mainland China and therefore be considered a Chinese resident enterprise. These criteria include: (i) the enterprise’s day-to-day operational management is primarily exercised in mainland China; (ii) decisions relating to the enterprise’s financial and human resource matters are made or subject to approval by organizations or personnel in mainland China; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholders’ meeting minutes are located or maintained in mainland China; and (iv) 50% or more of voting board members or senior executives of the enterprise habitually reside in mainland China. Although SAT Circular 82 only applies to foreign enterprises that are majority-owned and controlled by Chinese enterprises, not those owned and controlled by foreign enterprises or individuals, the determining criteria set forth in SAT Circular 82 may be adopted by the Chinese tax authorities as the test for determining whether the enterprises are Chinese tax residents, regardless of whether they are majority-owned and controlled by Chinese enterprises.

We believe that neither Zai Lab Limited nor any of our subsidiaries outside of mainland China is a Chinese resident enterprise for Chinese tax purposes. However, the tax resident status of an enterprise is subject to determination by the Chinese tax authorities, and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the Chinese tax authorities determine that Zai Lab Limited or any of our subsidiaries outside of mainland China is a Chinese resident enterprise for EIT purposes that entity would be subject to a 25% EIT on its global income. If such entity derives income other than dividends from its wholly owned subsidiaries in mainland China, a 25% EIT on its global income may increase our tax burden. Dividends paid to a Chinese resident enterprise from its wholly owned subsidiaries in mainland China may be regarded as tax-exempt income if such dividends are deemed to be “dividends between qualified Chinese resident enterprises” under the EIT Law and its implementation rules. However, we cannot assure you that such dividends will not be subject to Chinese withholding tax, as the Chinese tax authorities, which enforce the withholding tax, have not yet issued relevant guidance.
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
The indirect transfer of equity interests in Chinese resident enterprises by a non-Chinese resident enterprise, or Indirect Transfer, is potentially subject to income tax in mainland China at a rate of 10% on the gain if such transfer is considered as not having a commercial purpose and is carried out for tax avoidance. The SAT has issued several rules and notices to tighten the scrutiny over acquisition transactions in recent years. The Announcement of the State Administration of Taxation on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfer by Non-Resident Enterprises, or SAT Circular 7, sets out the scope of Indirect Transfers, which includes any changes in the shareholder’s ownership of a foreign enterprise holding Chinese assets directly or indirectly in the course of a group’s overseas restructuring, and the factors to consider in determining whether an Indirect Transfer has a commercial purpose. An Indirect Transfer satisfying all the following criteria will be deemed to lack a bona fide commercial purpose and be taxable under Chinese laws: (i) 75% or more of the equity value of the intermediary enterprise being transferred is derived directly or indirectly from the Chinese taxable assets; (ii) at any time during the one-year period before the indirect transfer, 90% or more of the asset value of the intermediary enterprise (excluding cash) is comprised directly or indirectly of investments in mainland China, or 90% or more of its income is derived directly or indirectly from mainland China; (iii) the functions performed and risks assumed by the intermediary enterprise and any of its subsidiaries that directly or indirectly hold the Chinese taxable assets are limited and are insufficient to prove their economic substance; and (iv) the non-Chinese tax payable on the gain derived from the indirect transfer of the Chinese taxable assets is lower than the potential Chinese income tax on the direct transfer of such assets. Nevertheless, a non-resident enterprise’s buying and selling shares or ADSs of the same listed foreign enterprise on the public market will fall under the safe harbor available under SAT Circular 7 and will not be subject to Chinese tax pursuant to SAT Circular 7. Under SAT Circular 7, the entities or individuals obligated to pay the transfer price to the transferor shall be the withholding agent and shall withhold the Chinese tax from the transfer price. If the withholding agent fails to do so, the transferor shall report to and pay the Chinese tax to the Chinese tax authorities. In case neither the withholding agent nor the transferor complies with the obligations under SAT Circular 7, the tax authority may hold the withholding agent liable and impose a penalty of 50% to 300% of the unpaid tax on the withholding agent. The penalty imposed on the withholding agent may be reduced or waived if the withholding agent has submitted the relevant materials in connection with the indirect transfer to the Chinese tax authorities in accordance with SAT Circular 7.
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
Any failure to comply with Chinese regulations regarding the registration requirements for our employee equity incentive plans may subject us to fines and other legal or administrative sanctions, which could adversely affect our business, financial condition, and results of operations.
In February 2012, the SAFE promulgated the Stock Option Rules. In accordance with the Stock Option Rules and other relevant rules and regulations, Chinese citizens or non-Chinese citizens residing in mainland China for a continuous period of not less than one year, who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain procedures. We and our employees who are Chinese citizens or who reside in mainland China for a continuous period of not less than one year and who participate in our stock incentive plan will be subject to such regulation. We plan to assist our employees to register their share options or shares. However, any failure of our Chinese individual beneficial owners and holders of share options or shares to comply with the SAFE registration requirements may subject them to fines and legal sanctions and may limit the ability of our Chinese subsidiaries to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors and employees under Chinese law.
Certain of our investments may be subject to review from the Committee on Foreign Investment in the United States, which may delay or block a transaction from closing.
The Committee on Foreign Investment in the United States (“CFIUS”) has jurisdiction over investments in which a foreign person acquirers control over a U.S. company, as well as certain non-controlling investments in U.S. businesses that deal in critical technology, critical infrastructure, or sensitive personal data. Some transactions involving U.S. businesses that deal in critical technology are subject to a mandatory filing requirement. Accordingly, to the extent the U.S. portion of our business decides to take investments from foreign persons, or we decide to invest in or acquire, in whole or in part, a U.S. business, such investments could be subject to CFIUS’s jurisdiction. To date, none of our investments have been subject to CFIUS review but, depending on the particulars of ongoing or future investments, we may be obligated to secure CFIUS approval before closing, which could delay the time period between signing and closing. If we determine that a CFIUS filing is not mandatory (or otherwise advisable), there is a risk that CFIUS could initiate its own review, if it determines that the transaction is subject to its jurisdiction. If an investment raises significant national security concerns, CFIUS has the authority to impose mitigation conditions or recommend that the President block a transaction.
On September 15, 2022, President Biden issued an Executive Order to instruct CFIUS to consider national security factors when evaluating transactions, specifically a deal’s effect on critical U.S. supply chains, U.S. technological leadership in biotechnology and biomanufacturing, cybersecurity risks, or risks to U.S. persons’ sensitive data. As a result, companies with significant operations in China will likely face heightened regulatory scrutiny from CFIUS in conducting acquisition of U.S, biotech companies.
Changes in United States and international trade policies and relations, particularly with regard to mainland China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that led to changes to United States and international trade policies and relations, including imposing several rounds of tariffs affecting certain products manufactured in mainland China, as well as imposing certain sanctions and restrictions in relation to mainland China. It is unknown whether and to what extent new tariffs or other new executive orders, laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. We conduct pre-clinical and clinical activities and have business operations both in the United States and mainland China, any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our drug products, the competitive position of our drug products, the hiring of scientists and other research and development personnel and import or export of raw materials in relation to drug development, or prevent us from selling our drug products in certain countries. If any new tariffs, legislation, executive orders and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. or Chinese governments takes retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition, and results of operations.
It may be difficult to enforce against us or our management in mainland China any judgments obtained from foreign courts.
In July 2006, Hong Kong and mainland China entered into the Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters by the Courts of the Mainland and of the Hong Kong Special Administrative Region Pursuant to Choice of Court Agreements Between Parties Concerned (the “Arrangement”), pursuant to which a party with a final court judgment rendered by a Hong Kong court requiring payment of money in a civil and commercial case according to a choice of court agreement in writing may apply for recognition and enforcement of the judgment in mainland China. Similarly, a party with a final judgment rendered by a Chinese court requiring payment of money in a civil and commercial case pursuant to a choice of court agreement in writing may apply for recognition and enforcement of such judgment in Hong Kong. In January 2019, the Supreme People’s Court and the Hong Kong Government signed the Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters by the Courts of the Mainland and of the Hong Kong Special Administrative Region (the “New Arrangement”), which seeks to establish a mechanism with greater clarity and certainty for recognition and enforcement of judgments in wider range of civil and commercial matters between Hong Kong and mainland China. The New Arrangement discontinued the requirement for a choice of court agreement for bilateral recognition and enforcement. The New Arrangement will only take effect after the promulgation of a judicial interpretation by the Supreme People’s Court, completion of the relevant legislative procedures in the Hong Kong and announcement by both sides of a date on which the New Arrangement shall commence. The New Arrangement will, upon its effectiveness, supersede the Arrangement. Therefore, before the New Arrangement becomes effective it may be difficult or impossible to enforce a judgment rendered by a Hong Kong court in mainland China if the parties in the dispute do not agree to enter into a choice of court agreement in writing. Additionally, there are uncertainties about the outcomes and effectiveness of enforcement or recognition of judgments under the New Arrangement.
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
We lease properties for our offices and manufacturing facilities. We may not be able to successfully extend or renew such leases upon expiration of the current term on commercially reasonable terms or at all and may therefore be forced to relocate our affected operations. This could disrupt our operations and result in significant relocation expenses, which could adversely affect our business, financial condition, and results of operations. In addition, we compete with other businesses for premises at certain locations or of desirable sizes. As a result, even though we could extend or renew our leases, rental payments may significantly increase as a result of the high demand for the leased properties. In addition, we may not be able to locate desirable alternative sites for our current leased properties as our business continues to grow and failure in relocating our affected operations could adversely affect our business and operations.

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future. To date, we have not generated sufficient revenue from product sales to cover corresponding expenses, and we may never achieve or sustain profitability.
We currently have four approved, commercialized products—ZEJULA, Optune, QINLOCK, and NUZYRA. Although we have launched ZEJULA in Hong Kong, Macau, and mainland China, Optune in Hong Kong, and mainland China, QINLOCK in mainland China, Hong Kong, and Taiwan, and NUZYRA in mainland China, it will take some time to attain profitability, and we may never do so. We have also obtained the rights to commercialize many clinical-stage product candidates. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. To date, we have financed our activities primarily through private placements, our initial public offering in September 2017 and multiple follow-on offerings on Nasdaq, and our secondary listing and initial public offering on the Hong Kong Stock Exchange in September 2020. For 2022 and 2021, we generated net revenue, mainly from product sales, of $215.0 million and $144.3 million, respectively. We continue to incur significant development, commercialization and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For 2022 and 2021, we reported a net loss of $443.3 million and $704.5 million, respectively.
We expect to continue to incur losses in the foreseeable future, and we expect these losses to increase as we:
•continue to commercialize, and maintain and expand sales, marketing and commercialization infrastructure for our approved products and any other products for which we may obtain regulatory approval;
•maintain and expand regulatory approvals for our products and product candidates that successfully complete clinical trials;
•continue our development and commence clinical trials of our product candidates;
•acquire or in-license other intellectual property, product candidates and technologies;
•maintain and expand our manufacturing facilities;
•hire additional clinical, operational, financial, quality control and scientific personnel;
•seek to identify additional product candidates;
•obtain, maintain, expand and protect our intellectual property portfolio; and
•enforce and defend intellectual property-related claims.
To become and remain profitable, we must continue the commercialization efforts of our approved products and develop and eventually commercialize other product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including manufacturing, marketing, and selling our approved products as well as completing pre-clinical testing and clinical trials of and obtaining marketing approval for our clinical and pre-clinical stage product candidates. We will also need to be successful in satisfying any post-marketing requirements with respect to all of our products. We may not succeed in any or all of these activities and, even if we do, we may never generate product revenues that are significant or large enough to achieve profitability. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts and commercialization efforts, expand our business, or continue our operations. A decline in the value of the Company also could cause you to lose all or part of your investment.
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

In 2022 and 2021, we generated net revenue, mainly from product sales, of $215.0 million and $144.3 million, respectively. Our operations have consumed substantial amounts of cash since inception, and we continue to incur significant development and other expenses related to our ongoing operations. To date, we have financed our activities primarily through private placements, our initial public offering in September 2017 and multiple follow-on offerings on Nasdaq, and our secondary listing and initial public offering on the Hong Kong Stock Exchange in September 2020. As of February 28, 2023, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses in our initial public offerings and follow-on offerings. For 2022 and 2021, the net cash used in our operating activities was $367.6 million and $549.2 million, respectively. We expect our expenses to increase significantly in connection with our ongoing activities, particularly as we continue to commercialize our approved products, continue our research and development efforts related to our clinical and pre-clinical-stage product candidates, and initiate additional clinical trials of, and seek and/or expand regulatory approval for, ZEJULA, Optune, QINLOCK, NUZYRA, and our other products and product candidates. In addition, if we obtain regulatory approval for any additional product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. In particular, if more of our product candidates are approved, additional costs may be substantial as we may have to, among other things, modify or increase the production capacity at our current manufacturing facilities or contract with third-party manufacturers and increase our commercial workforce. We have incurred, and may continue to incur, expenses as we create additional infrastructure to support our operations. Our liquidity and financial condition may be materially and adversely affected by negative net cash flows, and we cannot assure that we will have sufficient cash from other sources to fund our operations. We will likely need to obtain substantial additional funding in connection with our continuing operations through public or private equity offerings, debt financing, collaborations or licensing arrangements, or other sources. If we are unable to raise capital when needed or on acceptable terms, we could incur losses and be forced to delay, reduce, or terminate our research and development programs or commercialization efforts.
Although we believe our cash and cash equivalents and short-term investments as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months, we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the cost and timing of future commercialization activities for ZEJULA, Optune, QINLOCK, NUZYRA, and any other product candidates for which we receive regulatory approval;
•the pricing of and product revenues received, if any, from future commercial sales of our approved products and any other products for which we receive regulatory approval;
•the scope, progress, timing, results, and costs of clinical development of our products in additional indications, if any;
•the scope, progress, timing, results, and costs of researching and developing our product candidates and conducting pre-clinical and clinical trials;
•the cost, timing, and outcome of seeking, obtaining, maintaining, and expanding regulatory approval of our products and product candidates;
•our ability to establish and maintain strategic partnerships, including collaboration, licensing, or other arrangements and the economic and other terms, timing, and success of such arrangements;
•the cost, timing, and outcome of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property related claims;
•the extent to which we acquire or in-license other product candidates and technologies and the economic and other terms, timing, and success of such collaboration and licensing arrangements;
•cash requirements of any future acquisitions;
•the number, characteristics, and development requirements of the product candidates we pursue;
•resources required to develop and implement policies and processes to promote ongoing compliance with applicable healthcare laws and regulations;

•costs required to confirm that our and our partners’ business arrangements with third parties comply with applicable healthcare laws and regulations;
•our headcount growth and associated costs; and
•the costs of operating as a public company in both the United States and Hong Kong.
Raising additional capital or entering into certain other arrangements may cause dilution to our shareholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
Identifying and acquiring rights to develop potential product candidates, conducting pre-clinical testing and clinical trials, and commercializing products for which we receive regulatory approval is a time-consuming, expensive, and uncertain process that may take years to complete. To date, we have generated revenue mainly from the sales of our approved products, after we received respective regulatory approval in the relevant jurisdictions. Our near-term commercial revenue will continue to be derived from sales of our approved products. Additional commercial revenue, if any, will be derived from sales of product candidates that we do not expect to be commercially available until we receive regulatory approval, if at all. We may never generate the necessary data or results required to obtain regulatory approval and achieve product sales of some of our product candidates, and even if we obtain regulatory approval, our products may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
We may seek additional funding through a combination of equity offerings, debt financings, collaborations, licensing arrangements, strategic alliances, and marketing or distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect rights of our security holders. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, issuance of additional equity securities, or the possibility of such issuance, may cause the market price of our ordinary shares and/or ADSs to decline. Additionally, to finance any acquisitions, licensing arrangement or strategic alliance, we may choose to issue our ordinary shares as consideration, which could dilute the ownership of our stockholders. In the event that we enter into collaboration or licensing arrangements to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.
We may not be able to access the capital and credit markets on terms that are favorable to us.
We may seek access to the capital and credit markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements and other business initiatives. The capital and credit markets are experiencing, and have in the past experienced, extreme volatility and disruption, which leads to uncertainty and liquidity issues for both borrowers and investors. That volatility and unpredictability in the financial markets is adversely affecting the access to capital and credit for many life sciences companies, but that risk is currently exacerbated for companies like ours with significant operations in China by factors such as geopolitical tensions between the United States and China, the ongoing war between Russia and Ukraine, and the uncertainty about the duration, scope, and effect of the COVID-19 pandemic, including the restrictions imposed and subsequently removed by the Chinese government in response. In the event that these continued adverse market conditions may affect us, we may be unable to obtain adequate capital or credit market financing, obtain that capital or credit on favorable terms, or access such capital or credit in the market(s) or manner most favorable to the Company.
Our results of operations may be adversely impacted in the event of a sustained period of increased inflation.
The global economy, including the U.S. economy, has experienced rising inflation in recent quarters. Increased inflation may have an adverse impact on our expenses and, as a result, our results of operations. We source key materials from third parties located in the United States, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers, as well as through our licensors. For example, we rely on BMS (formerly Turning Point) to manufacture and supply repotrectinib (TPX-0005), argenx to manufacture and supply efgartigimod, MacroGenics to manufacture and supply margetuximab and a pre-clinical multi-specific TRIDENT molecule, Entasis to manufacture and supply SUL-DUR, NovoCure to manufacture and supply Optune, Deciphera to manufacture and supply QINLOCK, Regeneron to manufacture and supply odronextamab, Mirati to manufacture and supply adagrasib, and Blueprint to manufacture and supply BLU-945. Sustained or rising inflation may result in increased cost to us in obtaining supplies of our products and product candidates, or key materials relating thereto. As a result, our results of operations may be adversely impacted.
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
A substantial portion of our time, resources and effort are focused on, and our ability to generate product revenues will depend heavily on the success of the commercialization of our four approved products. Our ability to successfully commercialize those products will depend on, among other things, our ability to:
•maintain commercial manufacturing or supply arrangements with third-party manufacturers for ZEJULA, Optune, QINLOCK, and NUZYRA;
•produce, through a validated process or procure, both internally or from third-party manufacturers sufficient quantities and inventory of each of our approved products to meet demand;
•build and maintain internal sales, distribution and marketing capabilities sufficient to generate commercial sales of each of our approved products;
•secure widespread acceptance of ZEJULA, Optune, QINLOCK, and NUZYRA from physicians, healthcare payors, patients, and the medical community;
•properly price and obtain coverage and adequate reimbursement of each of our approved products by governmental authorities, private health insurers, managed care organizations and other third-party payors;
•maintain compliance with ongoing regulatory labeling, packaging, storage, advertising, promotion, recordkeeping, safety, and other post-market requirements;
•manage our growth and spending as costs and expenses increase due to commercialization; and
•manage business interruptions resulting from the occurrence of any pandemic, epidemic, including from the outbreak of COVID-19, or any other public health crises, natural catastrophe, or other disasters.
There are no guarantees that we will be successful in completing these tasks. In addition, we have invested, and will continue to invest, substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales, and other personnel in support of our sales of each of our approved products.
Sales of our commercial products may be slow or limited for a variety of reasons including competing therapies or safety issues. If any of our four approved products is not successful in gaining broad commercial acceptance, our business would be harmed.
Sales of each of our four approved products will be dependent on several factors, including our and our partners’ ability to educate and increase physician awareness of the benefits, safety and cost-effectiveness of such products relative to competing therapies. The degree of market acceptance of ZEJULA, Optune, QINLOCK, and NUZYRA among physicians, patients, healthcare payors, and the medical community will depend on a number of factors, including:
•acceptable evidence of safety and efficacy;
•relative convenience and ease of administration;
•prevalence and severity of any adverse side effects;
•availability of alternative treatments;

•pricing, cost effectiveness and value propositions;
•effectiveness of our sales and marketing capabilities and strategies;
•ability to obtain sufficient third-party coverage and reimbursement;
•the clinical indications for which such product are approved, as well as changes in the standard of care for their targeted indications;
•the continuing effectiveness of manufacturing and supply chain;
•warnings and limitations contained in the approved labeling for such product;
•safety concerns with similar products marketed by others;
•the prevalence and severity of any side effects as a result of treatment with such product;
•our ability to comply with regulatory post-marketing requirements associated with the approval of such product;
•the actual market-size for such product, which may be larger or smaller than expected;
•competitor’s entry timing and price; and
•our ability to manage complications or barriers that inhibit our commercialization team from reaching the appropriate audience to promote our product(s) because of the outbreak of COVID-19 or any other public health crises, natural catastrophe or other disasters.
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
We rely on third-party manufacturers to manufacture at least some of our products and product candidates. For example, we rely on BMS (formerly Turning Point) to manufacture and supply repotrectinib (TPX-0005), argenx to manufacture and supply efgartigimod, MacroGenics to manufacture and supply margetuximab and a pre-clinical multi-specific TRIDENT molecule, Entasis to manufacture and supply SUL-DUR, NovoCure to manufacture and supply Optune, Deciphera to manufacture and supply QINLOCK, Regeneron to manufacture and supply odronextamab, Mirati to manufacture and supply adagrasib, Blueprint to manufacture and supply BLU-945, and CMOs to manufacture and supply NUZYRA and ZL-1102.
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
We are a commercial-stage biopharmaceutical company. Our operations to date have been limited to organizing and staffing the Company, identifying potential partnerships and product candidates, acquiring product and technology rights, conducting research and development activities for our product candidates and, more recently, commercializing products for which we have obtained regulatory approval. We have not yet demonstrated the ability to successfully complete large-scale, pivotal clinical trials. Additionally, we have limited experience in the sale, marketing, or distribution of pharmaceutical and medical device products. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history. If we are unable to further develop marketing and sales capabilities or enter into agreements with third parties to market and sell our commercialized products, we may not be able to generate substantial product sales revenue.
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
If we are unable to obtain regulatory approval for and ultimately commercialize our many product candidates or experience significant delays in doing so, our business, financial condition, results of operations, and prospects may be materially adversely affected.
Many of our product candidates are in clinical development and various others are in pre-clinical development. Our ability to generate revenue from our product candidates is dependent on the results of clinical and pre-clinical development, our receipt of regulatory approval and successful commercialization of such products, which may never occur. Each of our product candidates will require additional pre-clinical and/or clinical development, regulatory approval in multiple jurisdictions, development of manufacturing supply and capacity, substantial investment and significant marketing efforts before we generate any revenue from product sales. The success of our product candidates will depend on several factors, including the following:
•successful enrollment of patients in, and completion of, clinical trials as well as completion of pre-clinical studies, which may be adversely impacted by the effects of the COVID-19 pandemic;
•receipt of regulatory approvals from applicable regulatory authorities for planned clinical trials, future clinical trials or drug registrations, manufacturing and commercialization;
•successful completion of all safety and efficacy studies required to obtain regulatory approval in Greater China, the United States, and other jurisdictions for our product candidates;

•adapting our commercial manufacturing capabilities to the specifications for our product candidates for clinical supply and commercial manufacturing;
•making and maintaining arrangements with third-party manufacturers;
•obtaining and maintaining patent, trade secret and other intellectual property protection and/or regulatory exclusivity for our product candidates;
•launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies and alternative drugs;
•obtaining and maintaining healthcare coverage and adequate reimbursement;
•successfully enforcing and defending intellectual property rights and claims; and
•maintaining a continued acceptable safety, tolerability and efficacy profile of the product candidates following regulatory approval.
The success of our business is substantially dependent on our ability to complete the development of our product candidates and to maintain, expand or obtain regulatory approval for, and successfully commercialize our products and, if approved, product candidates in a timely manner.
We are not permitted to market any of our products or product candidates in Greater China, the United States, and other jurisdictions unless and until we receive regulatory approval from the NMPA, FDA, and EMA, and other comparable authorities, respectively. The process to develop, obtain regulatory approval for and commercialize product candidates is long, complex and costly both inside and outside of mainland China and approval may not be granted. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product’s or product candidate’s safety and efficacy. Securing regulatory approval may also require the submission of information about the product or drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our products and product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining of the regulatory approval or prevent or limit commercial use. The NMPA, FDA, and EMA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. Our products and product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:
•disagreement with the NMPA, FDA, and EMA or comparable regulatory authorities regarding the number, design, size, conduct or implementation of our clinical trials;
•failure to demonstrate to the satisfaction of the NMPA, FDA, and EMA or comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;
•failure of CROs, clinical study sites or investigators to comply with the ICH-good clinical practice, or GCP, requirements imposed by the NMPA, FDA, and EMA or comparable regulatory authorities;
•failure of the clinical trial results to meet the level of statistical significance required by the NMPA, FDA, and EMA or comparable regulatory authorities for approval;
•failure to demonstrate that a product’s or product candidate’s clinical and other benefits outweigh its safety risks;
•the NMPA, FDA, and EMA or comparable regulatory authorities disagreeing with our interpretation of data from pre-clinical studies or clinical trials;
•insufficient data collected from clinical trials to support the submission of an NDA or other submission or to obtain regulatory approval in Greater China, the United States, or elsewhere;

•the NMPA, FDA, and EMA or comparable regulatory authorities not approving the manufacturing processes for our clinical and commercial supplies;
•changes in the approval policies or regulations of the NMPA, FDA, or comparable regulatory authorities rendering our clinical data insufficient for approval;
•the NMPA, FDA, or comparable regulatory authorities restricting the use of our products to a narrow population; and
•our CROs or licensors taking actions that materially and adversely impact the clinical trials.
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
Because we have limited financial and managerial resources, we must limit our licensing, research, development, and commercialization programs to specific products and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other products or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements when it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Our products and product candidates are subject to extensive regulation, and we cannot give any assurance that any of our products or product candidates will receive any additional regulatory approval or be successfully commercialized.
Our products and product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import, and export are subject to comprehensive regulation by the NMPA, FDA, and EMA, and other regulatory agencies in Greater China, the United States, and the EU, and by comparable authorities in other countries.
The process of obtaining regulatory approvals in Greater China, the United States, and other countries is expensive, may take many years of additional clinical trials and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product or product candidates involved. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted New Drug Application, or NDA, pre-market approval or equivalent application type, may cause delays in the approval or rejection of an application.
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
These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, their acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which may significantly harm our business, financial condition, results of operations, and prospects.
The pharmaceutical industry in Greater China and other jurisdictions is highly regulated and such regulations are subject to change, which may affect the approval and commercialization of our drugs and product candidates, and any failure to comply with such regulations could have adverse legal and financial impact.
In Greater China, the United States, the EU, and some other jurisdictions, manufacturing, sales, promotion, and other activities related to drug candidates and approved drug therapies are subject to extensive regulation by numerous regulatory authorities.
As discussed under Part I—Item 1. Business—Government Regulation, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare that could prevent or delay regulatory approval of our products and product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our products and any product candidates for which we obtain regulatory approval. The commercial success of our approved products depends in part on coverage and adequate reimbursement by third party payors, including government health benefit programs and authorities. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the reimbursement available for any approved drug which could adversely affect pricing for such a drug. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products and product candidates. Various laws that address “fraud and abuse” may restrict our activities, including interactions with healthcare providers, third-party payors and patients, or impose additional obligations (such as government reporting obligations).
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
For instance, in 2013, the State Council decided to set up the Hainan Bo’ao Lecheng International Medical Tourism Pilot Zone (the “BMTPZ”) as a pilot zone for the promotion of international medical tourism. With support by the central government, the BMTPZ enjoys multiple policy incentives, including accelerated special approval process for medical devices and drugs, tariff concession for imported devices and drugs, and less restrictions for foreign investors to invest in medical institutions. To enhance patient access to drugs that meet unmet clinical needs, the State Council launched a pilot program in April 2019 where local hospitals are allowed to import and use certain urgently needed drugs that have not been approved for marketing by the NMPA, subject to the approval of Hainan Medical Products Administration and Hainan Health Commission. In March 2020, Hainan Medical Products Administration promulgated the Interim Measures for the Administration of Taking Away the Imported Urgently Needed Drug from the BMTPZ. In June 2022, Hainan Medical Products Administration and Hainan Health Commission jointly promulgated the Measures for the Administration of Taking Away the Imported Urgently Needed Drug from the BMPTZ in replace of the interim measures. These Measures permit a patient to take away, following his or her therapeutic schedules, a reasonable amount of the legally imported drugs from hospitals in the BMTPZ. This program is also known as the special Named Patient Program (“NPP”). However, as NPP is newly adopted and evolving, any change in future policies or implementing measures, which we may not be able to predict or control, could create uncertainties affecting our development and commercialization of our drugs candidates.
Efforts to comply with these extensive regulatory requirements may involve substantial costs. If our operations were found to be in violation of applicable regulatory requirements, we could be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, imprisonment, and exclusion from participation in government healthcare programs or contracting with government authorities and the curtailment or restructuring of our operations, which could significantly harm our business.
If safety, efficacy, manufacturing, or supply issues arise with any therapeutic that we use in combination with our products and product candidates, we may be unable to market such products or product candidate or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.
In May 2020, Optune was approved by the NMPA in combination with TMZ for the treatment of patients with newly diagnosed GBM. We may also develop certain other products and product candidates for use as a combination therapy, in which case we would seek to develop and obtain regulatory approval for, and, if approved, manufacture and sell, such product in combination with other therapeutics.
If the NMPA, FDA, or another regulatory agency revokes its approval of any therapeutic we use in combination with our products and product candidates, we will not be able to market our products and product candidates in combination with such revoked therapeutics. If safety or efficacy issues arise with the therapeutics that we seek to combine with our products and product candidates in the future, we may experience significant regulatory delays and we may be required to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a supply shortage of any combination therapeutic, we may not be able to successfully commercialize our products or product candidates on our current timeline or at all.
Even after obtaining regulatory approval for use in combination with any therapeutic, we continue to be subject to the risk that the NMPA, FDA, or another regulatory agency could revoke its approval of the combination therapeutic, or that safety, efficacy, manufacturing, or supply issues could arise with any of our combination therapeutics. This could result in our products being removed from the market or being less successful commercially.
We face substantial competition, which may result in our competitors discovering, developing, or commercializing drugs before or more successfully than we do, or developing products or therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our products and product candidates.

The development and commercialization of new medical device products and drugs is highly competitive. We face competition with respect to our current products and product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies and medical device companies worldwide. For example, there are a number of large pharmaceutical and biotechnology companies that currently market drugs or are pursuing the development of therapies in the field of poly ADP ribose polymerase, or PARP, inhibition to treat cancer. Some of these competitive drugs and therapies are based on scientific approaches that are the same as or similar to that of our products and product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. Specifically, there are a large number of companies developing or marketing treatments for oncology, autoimmune disorders, infectious diseases, and neuroscience, including many major pharmaceutical and biotechnology companies.
Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products or drugs that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than products or drugs that we may develop. Our competitors also may obtain NMPA, FDA, or other regulatory approval for their products or drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our products or potential product candidates uneconomical or obsolete, and we may not be successful in marketing our products or product candidates against competitors.
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
Commencement of clinical trials is subject to finalizing the trial design based on ongoing discussions with the NMPA, FDA and/or other regulatory authorities, as applicable. The NMPA, FDA, and other regulatory authorities could change their position on the acceptability of trial designs or clinical endpoints, which could require us to complete additional clinical trials or impose approval conditions that we do not currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA (or equivalent filing) to the NMPA, FDA, and/or other regulatory authorities for each product or product candidate and, consequently, the ultimate approval and commercial marketing of our products or product candidates. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. There are inherent uncertainties associated with the development of our products and product candidates. We do not know whether the clinical trials for our product candidates will begin or be completed on schedule, if at all. Our future clinical trial results may not be favorable.
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
We may experience delays in completing our pre-clinical or clinical trials, and numerous unforeseen events could arise during, or as a result of, future clinical trials, which could delay or prevent us from receiving regulatory approval, including:
•regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or may fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs who conduct clinical trials on our behalf, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us or them, to conduct additional clinical trials or we may decide to abandon product development programs;
•the number of patients required for clinical trials of our products and product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•third-party contractors used in our clinical trials may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•the ability to conduct a companion diagnostic test to identify patients who are likely to benefit from our products and product candidates;
•we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research for various reasons, including non-compliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our products and product candidates may be greater than we anticipate;
•the supply or quality of our products and product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•our products and product candidates may have undesirable side effects or unexpected characteristics, causing us or our investigators, regulators, IRBs, or ethics committees to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our products and product candidates.
We could encounter regulatory delays if a clinical trial is suspended or terminated by us or, as applicable, the IRBs or the ethics committee of the institutions in which such trials are being conducted, by the data safety monitoring board, which is an independent group of experts that is formed to monitor clinical trials while ongoing, or by the NMPA, FDA, or other regulatory authorities. Such authorities may impose a suspension or termination due to a number of factors, including: a failure to conduct the clinical trial in accordance with regulatory requirements or the applicable clinical protocols, a failure to obtain the regulatory approval and/or complete record filings with respect to the collection, preservation, use and export of mainland China’s human genetic resources, inspection of the clinical trial operations or trial site by the NMPA, FDA, or other regulatory authorities that results in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the NMPA, FDA, or other regulatory authorities may disagree with our clinical trial design or our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. You may lose all or part of your investment if we are unable to successfully complete clinical development, obtain regulatory approval and successfully commercialize our products and product candidates.
If we are required to conduct additional clinical trials or other testing of our products or product candidates beyond those that are currently contemplated, or if we are unable to successfully complete clinical trials of our products or product candidates or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be delayed in obtaining regulatory approval for our products and product candidates;
•not obtain regulatory approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•be subject to post-marketing testing requirements;
•encounter difficulties obtaining or be unable to obtain reimbursement for use of our products and product candidates;
•be subject to restrictions on the distribution and/or commercialization of our products and product candidates; or
•have our products and product candidates removed from the market after obtaining regulatory approval.
Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant pre-clinical study or clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our products and product candidates and may harm our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, and prospects significantly.
If we experience delays or difficulties in the enrollment of patients in clinical trials, including in light of the COVID-19 pandemic, the progress of such clinical trials and our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our products and product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the NMPA, FDA, or similar regulatory authorities. In particular, we have designed many of our clinical trials, and expect to design future trials, to include some patients with the applicable genomic mutation with a view to assessing possible early evidence of potential therapeutic effect. Genomically defined diseases, however, may have relatively low prevalence, and it may be difficult to identify patients with the applicable genomic mutation. The inability to enroll a sufficient number of patients with the applicable genomic alteration or that meet other applicable criteria for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. In addition, some of our competitors have ongoing clinical trials for products or product candidates that treat the same indications as our products or product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ products or product candidates.
Patient enrollment may be affected by other factors including:
•the severity of the disease under investigation;
•the total size and nature of the relevant patient population;
•the design and eligibility criteria for the clinical trial in question;
•the availability of an appropriate genomic screening test;
•the perceived risks and benefits of the product or product candidate under study;
•the efforts to facilitate timely enrollment in clinical trials;

•the patient referral practices of physicians;
•the availability of competing therapies also undergoing clinical trials;
•the ability to monitor patients adequately during and after treatment;
•the proximity and availability of clinical trial sites for prospective patients; and
•the occurrence of any pandemic, epidemic, including from the outbreak of COVID-19, or any other public health crises, natural catastrophe or other disasters may cause a delay in enrollment of patients in clinical trials.
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
Furthermore, undesirable side effects could cause us to interrupt, delay or halt clinical trials or could cause regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the NMPA, FDA or other regulatory authorities. In particular, as is the case with all oncology products, it is likely that there may be side effects, such as fatigue, nausea and low blood cell levels, associated with the use of certain of our oncology products or product candidates. For example, the common side effects for ZEJULA include thrombocytopenia, anemia, and neutropenia, and for Optune, the most common side effects when used together with TMZ were low blood platelet count, nausea, constipation, vomiting, tiredness, scalp irritation from the device, headache, seizure, and depression. The common side effects for QINLOCK include tiredness, muscle ache/pain, constipation or diarrhea, itchy/dry skin, headache, loss of appetite, stomach/abdominal pain, nausea, and vomiting. For NUZYRA, the most common side effects include nausea, vomiting, and infusion site reaction. The results of our products’ or product candidates’ trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, trials of our products or product candidates could be suspended or terminated and the NMPA, FDA or comparable regulatory authorities could order us to cease further development of or deny approval of our products or product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.
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
Clinical trials assess a sample of the potential patient population. With a limited number of patients and duration of exposure, rare and severe side effects of our products or product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. Even after a product or product candidate receives regulatory approval, if we, our partners or others identify undesirable side effects caused by such product candidates (or any other similar product candidates) after such approval, a number of potentially significant negative consequences could result, including:
•our revenue may be negatively impacted;
•the NMPA, FDA or other comparable regulatory authorities may withdraw or limit their approval of such products or product candidates;
•the NMPA, FDA or other comparable regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;

•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•we may be required to change the way such products or product candidates are distributed or administered, conduct additional clinical trials or change the labeling of our products or product candidates;
•the NMPA, FDA or other comparable regulatory authorities may require a Risk Evaluation and Mitigation Strategy, or REMS (or analogous requirement), plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•we may be subject to regulatory investigations and government enforcement actions;
•we may decide to remove such products or product candidates from the marketplace;
•we could be sued and held liable for injury caused to individuals exposed to or taking our products or product candidates; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected products or product candidates and could substantially increase the costs of commercializing our products and product candidates, if approved, and significantly impact our ability to successfully commercialize our products and product candidates and generate revenue.
If we are unable to obtain NMPA approval for our products and product candidates to be eligible for an expedited registration pathway, the time and cost we incur to obtain regulatory approvals may increase. Even if we receive Category 1 drug designation, it may not lead to a faster development, review, or approval process.
The NMPA designates innovative drug as Category 1 drugs. To qualify for a Category 1 designation, a drug needs to have a new and clearly defined structure, pharmacological property and apparent clinical value and has not been marketed anywhere in the world. Our CTAs for ZEJULA and NUZYRA were approved as Category 1 drugs by the NMPA. A Category 1 designation by the NMPA may not be granted for any of our other product candidates that will not be first approved in mainland China or, if granted, such designation may not lead to faster development or regulatory review or approval process. Moreover, a Category 1 designation does not increase the likelihood that our product or product candidates will receive regulatory approval.
Furthermore, despite positive regulatory changes introduced since 2015 which significantly accelerated time to market for innovative drugs, the regulatory process in mainland China is still relatively ambiguous and unpredictable. The NMPA might require us to change our planned clinical study design or otherwise spend additional resources and effort to obtain approval of our product candidates. In addition, policy changes may contain significant limitations related to use restrictions for certain age groups, warnings, precautions, or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of our product candidates or any other product candidate that we may in-license, acquire, or develop in the future.
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
Even after obtaining regulatory approval, our products and product candidates will be subject to, among other things, ongoing regulatory requirements governing the labeling, packaging, promotion, recordkeeping, data management and submission of safety, efficacy, and other post-market information. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMPs and GCPs. For example, ZEJULA, Optune, QINLOCK, and NUZYRA will continue to be subject to post-approval development and regulatory requirements, which may limit how they are manufactured and marketed, and could materially impair our ability to generate revenue. As such, we and our partners and any of our and their respective contract manufacturers will be subject to ongoing review and periodic inspections to assess compliance with applicable post-approval regulations. Additionally, to the extent we want to make certain changes to the approved products, product labeling or manufacturing processes, we will need to submit new applications or supplements to the Hong Kong Department of Health and the NMPA and obtain the agencies’ approval.
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
In addition, once a product is approved by the NMPA, FDA, or a comparable regulatory authority for marketing, it is possible that there could be a subsequent discovery of previously unknown problems with the product, including problems with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements. If any of the foregoing occurs with respect to our products, it may result in, among other things:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product or drug from the market, or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the NMPA, FDA or comparable regulatory authority to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•drug seizure, detention, or refusal to permit the import or export of the product; and
•injunctions or the imposition of civil, administrative, or criminal penalties.
Any government investigation of alleged violations of law could require us to expend significant time and resources and could generate negative publicity. Moreover, regulatory policies may change, or additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our products or product candidates. If we are not able to maintain regulatory compliance, regulatory approval that has been obtained may be lost and we may not achieve or sustain profitability, which may harm our business, financial condition, and prospects significantly.
Our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.
We are highly dependent on the expertise of the members of our research and development team, as well as the other principal members of our management, including Samantha (Ying) Du, our founder, Chief Executive Officer, and Chairperson of the Board of Directors. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time with one months’ prior written notice. We do not maintain “key person” insurance for any of our executives or other employees.
Recruiting and retaining qualified management, scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. The loss of the services of certain of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing certain of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, our management will be required to devote significant time to new compliance initiatives from our status as both a U.S. public company and a Hong Kong public company, which may require us to recruit more management personnel. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.
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
We are currently focused on developing and commercializing products that target serious, life-threatening medical conditions affecting patients in Greater China. We have and may in the future explore licensing or development and/or commercialization rights or other forms of collaboration in territories outside of Greater China and any such licensing, development, commercialization, or collaboration may subject us to additional risks that may adversely affect our ability to attain or sustain profitable operations or our other business plans. Moreover, international business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain our operating goals, including:
•efforts to enter into collaboration or licensing arrangements with third parties may increase our expenses or divert our management’s attention from the acquisition or development of product candidates;
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•potential third-party patent rights or potentially reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements, including the loss of normal trade status between mainland China and the United States;
•economic weakness, including inflation;
•compliance with tax, employment, immigration and labor laws for employees traveling abroad;
•the effects of applicable foreign tax structures and potentially adverse tax consequences;
•currency fluctuations, which could result in increased operating expenses and reduced revenue;
•workforce uncertainty and labor unrest;
•failure of our employees and contracted third parties to comply with the anti-bribery laws in mainland China, Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act and other anti-bribery and corruption laws; and
•business interruptions resulting from geo-political actions, including trade disputes, war and terrorism, disease or public health epidemics, such as the coronavirus impacting mainland China and elsewhere, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.
These and other risks may materially adversely affect our ability to attain or sustain revenue from international markets.
We may engage in future partnership, in-licensing, joint ventures, or future business acquisitions that could disrupt our business, cause dilution to holders of our ordinary shares and/or ADSs and harm our financial condition and operating results.
We have, from time to time, evaluated partnership or strategic collaboration opportunities or investments and may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current product candidates and business or otherwise offer opportunities for the Company. In connection with these partnership or collaboration opportunities, acquisitions, or investments, we may:
•issue ordinary shares that would dilute the percentage of ownership of the holders of our ordinary shares and/or ADSs;

•incur debt and assume liabilities; and
•incur amortization expenses related to intangible assets or incur large and immediate write-offs.
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
We may be unable to find suitable acquisition candidates and we may not be able to complete partnership or strategic collaboration opportunities or investments on favorable terms, if at all. If we do enter into partnerships or strategic collaborations or make other investments, we cannot assure you that it will ultimately strengthen our competitive position or that it will not be viewed negatively by customers, financial markets, or investors. Further, future partnerships, strategic collaborations or other investments could also pose numerous additional risks to our operations, including:
•problems integrating the purchased business, products, personnel, or technologies;
•increases to our expenses;
•the failure to have discovered undisclosed liabilities of the acquired asset or company;
•diversion of management’s attention from their day-to-day responsibilities;
•harm to our operating results or financial condition;
•entrance into markets in which we have limited or no prior experience; and
•potential loss of key employees, particularly those of the acquired entity.
We may not be able to realize the benefit of current or future collaborations, strategic partnerships or the license of our third-party products and product candidates if we are unable to successfully integrate such products with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our products and product candidates or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition, and results of operations.
We may need to significantly reduce our prices for our approved products or our other product candidates and devices for which we may receive regulatory approval in mainland China and face uncertainty of reimbursement, which could diminish our sales or affect our profitability.
The regulations that govern pricing and reimbursement for pharmaceutical drugs and devices vary widely from country to country. In mainland China, the newly created National Healthcare Security Administration (“NHSA”), an agency responsible for administering mainland China’s social security system, organized a price negotiation with drug companies for 119 new drugs that had not been included in the NRDL at the time of the negotiation in November 2019, which resulted in an average price reduction by over 60% for 70 of the 119 drugs that passed the negotiation. In December 2020, 119 drugs were added to the 2020 NRDL, and the average price reduction was about 50.64%. In December 2021, 74 drugs were added to the 2021 NRDL, and the average price reduction was about 61.71%. In January 2023, 111 drugs were added to the 2022 NRDL, and the average price reduction of the 108 drugs participating in price negotiations is 60.1%. NHSA, together with other government authorities, review the inclusion or removal of drugs from the NRDL, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. These determinations are made based on a number of factors, including price and efficacy. We lowered the selling price of ZEJULA due to its inclusion in the NRDL in December 2021 and December 2020 for certain therapies, and we lowered the selling price of QINLOCK and NUZYRA in June 2022 in preparation for their inclusion in the NRDL in January 2023. As a result, the potential revenue from the sales of these products could be negatively affected.
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
Eligibility for reimbursement in mainland China does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including licensing fees, research, development, manufacture, sale, and distribution.
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
The life sciences industry in mainland China is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including approval, registration, production, distribution, packaging, labeling, storage and shipment, advertising, licensing and certification requirements and procedures, periodic renewal and re-evaluation processes, registration of new products and environmental protection. Violation of applicable laws and regulations may materially and adversely affect our business. In order to manufacture and distribute drug and medical device products in mainland China, we are required to:
•obtain a manufacturing permit for each production facility from the NMPA and its relevant branches for the manufacture of drug and device products domestically;
•obtain a marketing authorization, which includes an approval number, from the NMPA for each drug or device for sale in mainland China;
•obtain a Pharmaceutical Distribution Permit from the provincial medical products administration if we were to sell drugs manufactured by third parties; and
•renew the Pharmaceutical Manufacturing Permits, the Pharmaceutical Distribution Permits and marketing authorizations every five years, among other requirements.
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
For example, if our agreement with GSK for ZEJULA terminates for any reason, we are required to grant GSK an exclusive license to certain of our intellectual property rights that relate to ZEJULA to develop, manufacture, and commercialize ZEJULA outside of the licensed territory. Furthermore, if our agreement with MacroGenics for margetuximab and a pre-clinical multi-specific TRIDENT molecule is terminated by MacroGenics or by us for certain reasons, we are required to grant MacroGenics an option to convert the non-exclusive license granted to MacroGenics to use certain of our intellectual property rights that relate to margetuximab and a pre-clinical multi-specific TRIDENT molecule in Greater China to an exclusive license. Similarly, if our agreement with Entasis for durlobactam is terminated, we are required to grant Entasis an exclusive, fully paid, royalty free, perpetual, irrevocable and sublicensable (through multiple tiers) license under certain of our intellectual property rights to make (or have made), use, import, offer for sale and sell durlobactam in the licensed territory. If our agreement with Deciphera for ripretinib is terminated, we are required to grant Deciphera a worldwide, perpetual and irrevocable license under certain of our intellectual property rights, if any, that relate to QINLOCK to develop, manufacture, and commercialize ripretinib. Likewise, if our agreements with BMS (formerly Turning Point) for Repotrectinib or with Taiho (formerly Cullinan Pearl) for Zipalertinib (formerly CLN-081) are terminated for certain reasons, we are required to extend the scope of their respective licenses under certain intellectual property of our own to include Greater China. If our agreement with argenx is terminated, we are required to grant argenx and its affiliates an exclusive, worldwide license under certain intellectual property of our own to exploit the licensed products in Greater China. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the intellectual property rights licensed and sublicensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all.
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

In addition, disputes may further arise regarding intellectual property subject to a license and/or collaboration agreement, including but not limited to:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe, misappropriate or otherwise violate on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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
We face an inherent risk related to the use of our products and product candidates anywhere in the world. If we or our licensors cannot successfully defend the reputation of our licensed products, including against product liability or other claims, then we may incur substantial liability, loss of revenue or loss of reputation. Regardless of merit or eventual outcome, the consequences to us from those claims (whether resulting from our sales in our licensed territories, or those of our licensors’ sales elsewhere in the world) may result in:
•significant negative media attention and reputational damage;
•withdrawal of clinical trial subjects and inability to continue clinical trials;
•significant costs to defend the related litigation;
•substantial monetary awards to trial subjects or patients;
•the inability to commercialize any products or product candidates that we may develop;
•initiation of investigations by regulators;

•a diversion of management’s time and our resources; and
•a decline in the market price of our ordinary shares and/or our ADSs.
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
Our internal discovery programs are at an early-stage of development and will require significant investment and regulatory approvals prior to commercialization. Each of our product candidates will require additional clinical and pre-clinical development, management of clinical, pre-clinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before they generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the NMPA, the FDA, or comparable regulatory authorities, and we may never receive such regulatory approval for any such product candidates.
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
Competitors may infringe our patent rights or misappropriate or otherwise violate our intellectual property rights. If we are unable to protect our intellectual property, our competitors could use our intellectual property to market offerings similar to ours and we may not be able to compete effectively. Moreover, others may independently develop technologies that are competitive to ours or infringe on our intellectual property. To counter infringement or unauthorized use, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. This can be expensive and time-consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. We may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, particularly in countries where the laws may not protect intellectual property rights as fully as in the United States. An adverse result in any litigation proceeding could put our patent, as well as any patents that may issue in the future from our pending patent applications, at risk of being invalidated, held unenforceable or interpreted narrowly. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Furthermore, some of our intellectual property rights are licensed from our partners who may have the first right and/or who we may need to cooperate with to assert claims of infringement against third parties or defend against claims or counterclaims brought by third parties against us alleging that we infringe their intellectual property rights, and our partners may be unwilling to assert or allow us to assert such intellectual property rights against perceived infringers or in defense of such claims or counter claims to avoid provoking these third parties to assert invalidity claims or other challenges to the validity or enforceability of such intellectual property rights. This may limit our ability to effectively prevent third parties from infringing upon or misappropriating such intellectual property rights or adequately defend against claims or counterclaims that we infringe their intellectual property rights.
Our internal computer systems, or those used by our CROs, CMOs, or other contractors or consultants, may fail or suffer cybersecurity breaches.
Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, and other contractors and consultants are vulnerable to cyberattacks, malware, and other system failures that may result in unauthorized access, damage, and other harms to our business or reputation. Although to our knowledge we have not experienced any material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations.
The data privacy regimes in mainland China and in the United States are evolving and there may be more stringent compliance requirements for the collection, processing, use, and transfer of personal information and important data. In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at the Company or vendors that provide information systems, networks or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could have an adverse impact on us and our business, including loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, cause damage to our reputation or a loss of revenues and invite regulator’s scrutiny, or otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of the Company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. Because we have outsourced elements of our information technology infrastructure to vendors, such vendors may or could have access to our confidential information. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes, including the recruitment and retention of experienced information technology professionals, who are in high demand, is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems.
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
Within the United States, there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, our operations may be affected by the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations (collectively, “HIPAA”), which impose obligations on certain “covered entities” and their “business associates” contractors with respect to the privacy, security, and transmission of certain individually identifiable health information. Although we believe that we are not currently directly subject to HIPAA, HIPAA affects the ability of healthcare providers and other entities with which we may interact to disclose patient health information to us. As another example, at the state level, we are subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act (together, the “CCPA”), which gives California consumers (defined to include all California residents) certain rights, including the right to ask companies to disclose details about the personal information they collect, as well as other rights such as the right to ask companies to delete a consumer’s personal information and opt out of the sale of personal information. Colorado, Connecticut, Utah, and Virginia have also passed comprehensive privacy laws that may impact our operations, and there are similar legislative proposals being advanced in other U.S. states, as well as in Congress.
Numerous other jurisdictions regulate the privacy and security of personally identifiable data. For example, the General Data Protection Regulation (“GDPR”) imposes obligations on companies that operate in our industry with respect to the processing of personal data collected in relation to an establishment located in the European Economic Area (“EEA”) or in connection with the offering of goods and services to, monitoring the behavior of, individuals located in the EEA. The GDPR also forms part of the law of England and Wales, Scotland, and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy, and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as “UK GDPR.” The GDPR and UK GDPR impose onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If we or our service providers fail to comply with any applicable GDPR or UK GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20 million/GBP 17.5 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. The GDPR and UK GDPR additionally place restrictions on the cross-border transfer of personal data from the EEA to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the People’s Republic of China and the United States. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA or UK to the United States. This CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation.
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
The General Office of the State Council passed the Scientific Data Administrative Measures in March 2018, which provides a regulatory framework for the collection, submission, retention, exploitation, confidentiality, and security of scientific data. Scientific data is defined as data generated from basic research, applied research, experiments and developments in the fields of natural sciences, engineering, and technology. It also includes the original and derived data by means of surveillance, monitoring, field studies, examination and testing that are used in scientific research activities. All scientific data generated by research entities, including research institutions, higher education institutions and enterprises that is created or managed with government funds, or funded by any source that concerns state secrets, national security, or social and public interests, must be submitted to data centers designated by the Chinese government for consolidation. Disclosure of scientific data will be subject to regulatory scrutiny.
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
We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for some of our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our pre-clinical studies in accordance with Good Laboratory Practices (“GLP”), and the Regulations for the Administration of Affairs Concerning Experimental Animals. We and our CROs are required to comply with Good Clinical Practice and relevant guidelines enforced by the NMPA, and comparable foreign regulatory authorities for all of our products or product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the NMPA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with products or drugs produced under cGMP requirements. Failure to comply with these regulations may require us to repeat pre-clinical and clinical trials, which would delay the regulatory approval process.
Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical, and pre-clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our products or product candidates. As a result, our results of operations, and the commercial prospects for our products and product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or compromised.

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
We rely on third-party vendors and CROs for some of our pre-clinical studies and clinical trials related to our product or drug development efforts. Switching or adding additional CROs involves additional cost and requires management time and focus. Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. Identifying, qualifying, and managing performance of third-party service providers can be difficult, time-consuming, and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs are terminated, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms, and we may not be able to meet our desired clinical development timelines.
We depend on our licensors or patent owners of our in-licensed patent rights to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors or such patent owners to effectively protect these patent rights could adversely impact our business and operations.
We have licensed and sublicensed patent rights from third parties for some of our development programs as described above in the Overview of Significant License and Strategic Collaboration Agreements. As a licensee and sublicensee of third parties, we rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under certain of our license agreements. In addition, we have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights that we jointly own with certain of our licensors and sub-licensors. We cannot be certain that the patents and patent applications for our products and product candidates have been or will be prepared, filed, prosecuted, or maintained by such third parties in compliance with applicable laws and regulations, in a manner consistent with the best interests of our business, or in a manner that will result in valid and enforceable patents or other intellectual property rights that cover our product candidates. If our licensors or such third parties fail to prepare, prosecute, or maintain such patent applications and patents, or lose rights to those patent applications or patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our product candidates that are subject of such licensed rights could be adversely affected.
Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control prosecution, maintenance or enforcement of our licensed patents or defense of any claims asserting the invalidity or unenforceability of these patents. Even if we are permitted to pursue the enforcement or defense of our licensed and sub-licensed patents, we will require the cooperation of our licensors and any applicable patent owners and such cooperation may not be provided to us. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If we lose any of our licensed intellectual property, our right to develop and commercialize any of our product candidates that are subject of such licensed rights could be adversely affected. By way of illustration, under our agreements with BMS (formerly Turning Point) for repotrectinib, Taiho (formerly Cullinan Pearl) for Zipalertinib (formerly CLN-081), NovoCure for TTFields, argenx for Efgartigimod, Karuna for KarXT, and Blueprint for BLU-945, each of our licensors has the first right to prosecute and maintain the respective licensed patents and joint patents in Greater China. With respect to the patent portfolio for ZEJULA, which we sub-license from GSK, we have the first right to enforce such patent portfolio within mainland China, Hong Kong, and Macau. However, GSK maintains the right to enforce such patent portfolio in all other territories or, if we fail to bring an action within 90 days, within Greater China. In the case where GSK controls such enforcement actions, although GSK has the obligation to consult with us on such actions within Greater China, rights granted by GSK under ZEJULA to another licensee, such as Janssen Biotech, Inc. to whom GSK has granted an exclusive right to develop ZEJULA for the treatment of prostate cancer, could potentially influence GSK’s interests in the exercise of its prosecution, maintenance and enforcement rights in a manner that may favor the interests of such other licensee as compared with us, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
We have relied on a limited number of customers for a substantial portion of our revenue.
A substantial amount of our revenue is derived from sales to a limited number of customers, which are distributors as consistent with industry norm. Because of this concentration among a small number of customers, if an event were to adversely affect one of these customers, it would have a material impact on our business. For 2022 and 2021, the aggregate amount of product revenue generated from our five largest customers accounted for approximately 37.7% and 39.9% of our product revenue, respectively. Product revenue generated from our largest customer for the same periods accounted for approximately 22.4% and 21.5% of our product revenue, respectively. While we are continuing to expand our customer base for our four approved products in mainland China, we may continue to rely on such major customers in ramping up the sales of our commercialized products. There is no assurance that our five largest customers will continue to purchase from us at the current levels or at all in the future. If any of our five largest customers significantly reduces its purchase volume or ceases to purchase from us, and we are not able to identify new customers in a timely manner, our business, financial condition and results of operation may be materially and adversely affected. In addition, there is no assurance that our major customers will not negotiate for more favorable terms for them in the future. Under such circumstances, we may have to agree to less favorable terms in order to maintain the ongoing cooperative relationships with our major customers. If we are unable to reduce our production costs accordingly, our profitability, results of operations, and financial conditions may be materially and adversely affected. Therefore, any risks which could have a negative impact on our major customers could in turn have a negative impact on our business.
If we fail to maintain an effective distribution channel for our products, our business and sales of the relevant products could be adversely affected.
We rely on third-party distributors to distribute our commercialized products. We also expect to rely on third-party distributors to distribute our other products and internally discovered products, if approved. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our products to the relevant markets where we generate market demand through our sales and marketing activities. However, we have relatively limited control over our distributors, who may fail to distribute our products in the manner we contemplate. If price controls or other factors substantially reduce the margins our distributors can obtain through the resale of our products to hospitals, medical institutions, and sub-distributors, they may terminate their relationship with us. While we believe alternative distributors are readily available, there is a risk that, if the distribution of our products is interrupted, our sales volumes and business prospects could be adversely affected.
The illegal distribution and sale by third parties of counterfeit versions of our products or stolen products could have a negative impact on our reputation and business.
Third parties might illegally distribute and sell counterfeit or unfit versions of our products, which do not meet our or our collaborators’ rigorous manufacturing and testing standards. A patient who receives a counterfeit or unfit product may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit products sold under our or our collaborators’ brand name(s). In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation, and our business.
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

Also, the carrying amounts of cash and cash equivalents, restricted cash, and short-term investments represent the maximum amount of loss due to credit risk. As of December 31, 2022 and 2021, we had cash and cash equivalents of $1,008.5 million and $964.1 million, restricted cash of $0.8 million and $0.8 million, and short-term investments of nil million and $445.0 million, respectively, most of which are deposited in financial institutions outside of mainland China. Although our cash and cash equivalents in mainland China, Hong Kong, Australia, and the United States are deposited with various major reputable financial institutions, deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. As of December 31, 2022 and 2021, our short-term investments consisted of time deposits with original maturities between three months and one year.
Although we believe that U.S. Treasury securities are of high credit quality, concerns about, or a default by, one or more institutions in the market could lead to significant liquidity problems, losses, or defaults by other institutions, which in turn could adversely affect us.
Risks Related to Intellectual Property
If we are unable to obtain and maintain patent protection for our products and product candidates through intellectual property rights, or if the scope of such intellectual property rights obtained is not sufficiently broad, third parties may compete directly against us.
Our success depends, in part, on our ability to protect our products and product candidates from competition by obtaining, maintaining, and enforcing our intellectual property rights, including patent rights. We seek to protect the products and product candidates and technology that we consider commercially important by filing Chinese and international patent applications, relying on trade secrets or pharmaceutical regulatory protection or employing a combination of these methods. We also seek to protect our proprietary position by in-licensing intellectual property relating to our technology and product candidates. We do not own or exclusively license any issued patents with respect to certain of our products and product candidates in all territories in which we plan to commercialize our products and product candidates. For example, we do not own or exclusively license any issued patents covering ZEJULA in Macau. We do not own or exclusively license any issued patents covering margetuximab and a pre-clinical multi-specific TRIDENT molecule in Macau, but we do exclusively license issued patents or pending patent applications in mainland China, Hong Kong or Taiwan covering them. We do not own or exclusively license any issued patents or pending patent applications covering Tumor Treating Fields in Macau or Taiwan, but we do exclusively license issued patents and pending patent applications covering Tumor Treating Fields in mainland China and Hong Kong. We in-license one issued patent in Taiwan, two pending patent applications in mainland China, one pending patent application in each of Taiwan and Hong Kong, which are all related to retifanlimab (INCMGA0012 (PD-1)). We in-license two issued patents in each of mainland China, Hong Kong, and Taiwan relating to durlobactam, but we do not own or exclusively license any issued patents or pending application in Macau. We cannot predict whether such patent applications or any of our other owned or in-licensed pending patent applications will result in the issuance of any patents that effectively protect our products and product candidates. If we or our licensors are unable to obtain or maintain patent protection with respect to our products or product candidates and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.
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
Patents may be invalidated and patent applications relating to bemarituzumab (FPA144), Tumor Treating Fields, margetuximab, durlobactam, a pre-clinical multi-specific TRIDENT molecule or retifanlimab (INCMGA0012 (PD-1)) as well as Regeneron’s patents relating to odronextamab (REGN1979), may not be granted for a number of reasons, including known or unknown prior art, deficiencies in the patent application or the lack of novelty of the underlying invention or technology. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and any other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or in-licensed patents or pending patent applications or that we or our licensors were the first to file for patent protection of such inventions. Furthermore, mainland China and the United States have adopted the “first-to-file” or the “first-inventor-to file” system under which whoever first files a patent application will be awarded the patent if all other patentability requirements are met. Under the first-to-file or the first-inventor-to file system third parties may be granted a patent relating to a technology, which we invented.
In addition, under Chinese Patent Law, any organization or individual that applies for a patent in a foreign country for an invention or utility model accomplished in mainland China is required to report to the CNIPA for confidentiality examination. Otherwise, if an application is later filed in mainland China, the patent right will not be granted. Moreover, even if patents do grant from any of the applications, the grant of a patent is not conclusive as to its scope, validity, or enforceability.
The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. In addition, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in mainland China, United States, and abroad. We and our licensors and collaboration partners may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”) or may become involved in opposition, derivation, revocation, re-examination, post-grant, and inter partes review, or interference proceedings or similar proceedings in foreign jurisdictions challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or in-licensed patent rights, allow third parties to commercialize our technology, products or product candidates and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products or product candidates without infringing, misappropriating or otherwise violating third-party patent rights. Moreover, we, or one of our licensors or collaboration partners, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge the priority of our or our licensor’s or collaboration partner’s invention or other features of patentability of our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, limit the duration of the patent protection of our technology, or limit the price at which we can sell our products and product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Consequently, we do not know whether any of our technology, products or product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our owned or in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner.
Furthermore, the terms of patents are finite. The patents we own or in-license and the patents that may issue from our currently pending owned and in-licensed patent applications generally have a 20-year protection period starting from such patents’ filing date (or the priority date, if priority is claimed). Given the amount of time required for the development, testing and regulatory review of products and new product candidates, patents protecting such products and product candidates might expire before or shortly after such products or product candidates are commercialized. While the patent laws in jurisdictions we operate in, including in the United States and mainland China, enable the term of the patent term to be extend to account for the time required for the development, testing and regulatory review of products and new product candidates, we may not be able to successfully obtain any extension of terms of our owned or in-licensed patents, and, in mainland China, the legal regime for obtaining patent term extensions is being developed and not yet mature. As a result, our owned or in-licensed patents and patent applications may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our patents and patent applications are, and may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
Our owned or in-licensed patents could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.
We or our licensors or collaboration partners may become involved in patent litigation against third parties to enforce owned or in-licensed patent rights, to invalidate patents held by such third parties or to defend against such claims. A court may refuse to stop the other party from using the technology at issue on the grounds that patents owned or in-licensed by us, our licensors or our collaboration partners do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe, misappropriate, or otherwise violate their intellectual property or that a patent we or our licensors or collaboration partners have asserted against them is invalid or unenforceable. In patent litigation, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In addition, third parties may initiate legal proceedings before administrative bodies in the United States or abroad, even outside the context of litigation, against us or our licensors with respect to our owned or in-licensed intellectual property to assert such challenges to such intellectual property rights. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation, cancelation or amendment to our patents in such a way that they no longer cover and protect our products and product candidates.
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
An adverse result in any litigation or other intellectual property proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability of our patents covering one or more of our products or product candidates, we would lose at least part, and perhaps all, of the patent protection covering such products or product candidates. Competing products or drugs may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our products or drugs in one or more foreign countries. Any of these outcomes would have a materially adverse effect on our business, financial condition, results of operations, and prospects.
We may not be able to protect our intellectual property in mainland China or other jurisdictions.
The validity, enforceability, and scope of protection available under the relevant intellectual property laws in mainland China are uncertain and still evolving. Implementation and enforcement of Chinese intellectual property-related laws have historically been deficient and ineffective. Accordingly, intellectual property and confidentiality legal regimes in mainland China may not afford protection to the same extent as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or our licensors to determine the enforceability, scope, and validity of our proprietary rights or those of others. As noted above, we may need to rely on our licensors to enforce and defend our technologies. The experience and capabilities of Chinese courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require a significant expenditure of cash and may divert management’s attention from our operations, which could harm our business, financial condition, and results of operations. An adverse determination in any such litigation could materially impair our intellectual property rights and may harm our business, prospects, and reputation.
Filing, prosecuting, maintaining, and defending patents on products and product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or mainland China or from selling or importing products made using our inventions in and into the United States, mainland China or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own competing products and, further, may export otherwise infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Furthermore, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.
Developments in patent law could have a negative impact on our business.
Changes in either the patent laws or interpretation of the patent laws in the United States, mainland China, and other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, including changing the standards of patentability, and any such changes could have a negative impact on our business. For example, in the United States, the Leahy-Smith America Invents Act (the “America Invents Act”), which was signed into law in September 2011, includes a number of significant changes to U.S. patent law. These changes include a transition from a “first-to-invent” system to a “first-to-file” to a “first-inventor-to file” system as of March 2013, changes to the way issued patents are challenged, and changes to the way patent applications are disputed during the examination process. These include allowing third party submission and explanation of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post grant proceedings, including post grant review, inter partes review, and derivation proceedings. As a result of these changes, patent law in the United States may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The USPTO has developed new and untested regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and, in particular, the first-inventor-to-file provisions became effective in March 2013. Substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and if obtained, to enforce or defend them. Accordingly, it is not clear what, if any, impact the America Invents Act will have on the cost of prosecuting our patent applications and our ability to obtain patents based on our discoveries and to enforce or defend any patents that may issue from our patent applications, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In mainland

China, it has become challenging to obtain patents that claim aspects of a product other than the direct compound structure of the active pharmaceutical ingredient of a pharmaceutical or biopharmaceutical product, such as selection patents, polymorphs, enantiomers, salts, ethers and esters, compositions, doses, combinations, prodrugs, metabolites, and new medical uses. Additionally, because a Markush claim lists alternative elements and thus claims numerous lots of chemicals, a Markush claim is much easier than a direct compound structure of the active pharmaceutical ingredient claim to be invalidated. Even if these so-called “secondary patents” are granted in mainland China, they remain challenging to enforce against potential infringers and are invalidated or declared unenforceable at a high rate when challenged. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the Chinese government, the People’s Courts and the China National Intellectual Property Administration, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.
If we are unable to maintain the confidentiality of our trade secrets, our business and competitive position may be harmed.
In addition to the protection afforded by registered patents and pending patent applications, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We also seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with parties that have access to them, such as our partners, collaborators, scientific advisors, employees, consultants and other third parties, and invention assignment agreements with our consultants and employees. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. If any of the partners, collaborators, scientific advisors, employees, and consultants who are parties to these agreements breaches or violates the terms of any of these agreements or otherwise discloses our proprietary information, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Enforcing a claim that a third party illegally disclosed or misappropriated our trade secrets, including through intellectual property litigations or other proceedings, is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts in mainland China and other jurisdictions inside and outside the United States are less prepared, less willing or unwilling to protect trade secrets.
Our trade secrets could otherwise become known or be independently discovered by our competitors or other third parties. For example, competitors could purchase our products and product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe, misappropriate, or otherwise violate our intellectual property rights, design around our intellectual property protecting such technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be disclosed or independently developed by a competitor, we would have no right to prevent them, or others to whom they communicate it, from using that technology or information to compete against us, which may have a material adverse effect on our business, prospects, financial condition, and results of operations.
If our products or product candidates infringe, misappropriate, or otherwise violate the intellectual property rights of third parties, we may incur substantial liabilities, and we may be unable to sell or commercialize these products and product candidates.
Our commercial success depends significantly on our ability to develop, manufacture, market, and sell our products and product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the patents and other proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. In mainland China and the United States, invention patent applications are generally maintained in confidence until their publication 18 months from the filing date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and invention patent applications are filed. Even after reasonable investigation, we may not know with certainty whether any third-party may have filed a patent application without our knowledge while we are still developing or producing that product. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any products or product candidates we may develop, including interference proceedings, post-grant review, inter partes review and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any products or product candidates we may develop and any other products, product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. There is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent.
If we are found to infringe a third party’s patent rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to:
•obtain royalty-bearing licenses from such third party to such patents, which may not be available on commercially reasonable terms, if at all and even if we were able to obtain such licenses, they could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and could require us to make substantial licensing and royalty payments;
•defend litigation or administrative proceedings;
•reformulate product(s) so that it does not infringe the intellectual property rights of others, which may not be possible or could be very expensive and time consuming;
•cease developing, manufacturing, and commercializing the infringing technology, products, or product candidates; and
•pay such third party significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right.
Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects. Even if we are successful in such litigations or administrative proceedings, such litigations and proceedings may be costly and could result in a substantial diversion of management resources. Any of the foregoing may have a material adverse effect on our business, prospects, financial condition, and results of operations.
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
Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management and research personnel. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our products and product candidates if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business and may prevent us from successfully commercializing our products and product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives or research personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop or commercialize our products and product candidates, which would have a material adverse effect on our business, results of operations, and financial condition.
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
Although we also intend to develop product candidates through our own internal research, our near-term business model is predicated, in large part, on our ability to successfully identify and acquire or in-license product candidates to grow our product candidate pipeline. However, we may be unable to acquire or in-license intellectual property rights relating to, or necessary for, any such product candidates from third parties on commercially reasonable terms or at all, including because we are focusing on specific areas of care such as oncology and inflammatory and infectious diseases. In that event, we may be unable to develop or commercialize such product candidates. We may also be unable to identify product candidates that we believe are an appropriate strategic fit for the Company and intellectual property relating to, or necessary for, such product candidates. Any of the foregoing could have a materially adverse effect on our business, financial condition, results of operations, and prospects.
The in-licensing and acquisition of third-party intellectual property rights for product candidates is a competitive area, and a number of more established companies are also pursuing strategies to in-license or acquire third-party intellectual property rights for product candidates that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to successfully obtain rights to suitable product candidates, our business, financial condition, results of operations, and prospects for growth could suffer.
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
Depending upon the timing, duration, and specifics of any FDA marketing approval of our products or any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch Waxman Amendments. The Hatch Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.
The China Patent Law, which was most recently amended by the SCNPC on October 17, 2020, and became effective on June 1, 2021, for the first time, provides for patent term extension and adjustments for patents and a patent linkage system. Under the China Patent Law, patent term extensions can be obtained for regulatory delays in the review and approval of new drugs but are limited to no more than five years and the total post-marketing patent term of the new drug cannot exceed 14 years. The China Patent Law also provides for patent term adjustments where there is an unreasonable delay caused during patent examination. A patentee may apply for a patent term adjustment where the patent is granted at least four years after the filing date, and at least three years after substantive examination was requested. In addition, the China Patent Law, for the first time, introduces in mainland China a patent linkage system for the early resolution of patent disputes concerning generic drug applications similar to the Hatch Waxman Act in the United States, and around the same time of the China Patent Law, the National Medical Products Administration and the China National Intellectual Property Administration jointly issued on September 11, 2020 a draft of the Implementation Measures for Early Resolution Mechanism of Pharmaceutical Patent Disputes (for Trial Implementation) for public comment which sets forth, for the first time, details of how such patent linkage system would be implemented. However, to be implemented, the patent term extensions and adjustments require further promulgation of regulations and detailed implementation measures. Additionally, in mainland China, there is currently no effective law or regulation providing for data exclusivity, although Chinese regulators have proposed a framework for integrating data exclusivity into the Chinese regulatory regime. Until the new provisions of the China Patent Law providing for patent term extensions and adjustments and the proposed framework for data exclusivity can be implemented through the promulgation of additional laws, regulations and detailed implementation measures, a lower-cost generic or biosimilar drug can emerge onto the market more quickly. Consequently, the absence of currently implemented laws and regulations on patent term extension and adjustment and data exclusivity or the cancelation of the previous five-year administrative exclusivity for domestically manufactured new drugs could result in much weaker protection for us against generic competition in mainland China. For instance, if we are unable to obtain patent term extension or adjustment or the term of any such extension or adjustment is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. The Beijing IP Court accepted a first patent linkage litigation in November 2021. In October 2021, CNIPA announced that it had received 23 requests for administrative adjudication and accepted 12 of them. The first patent linkage case (generic filed with a Type IV Certificate on August 16, 2021) received a first court decision on April 15, 2022 by the Beijing IP Court, and a second court decision on August 5, 2022 by the Supreme People’s Court, which upheld the first decision in rejecting the originators’ case and finding the generic did not fall into the scope of the revised claims after the patent invalidation process. Since similar cases would usually take several months to conclude and require additional months thereafter for the decision to be made publicly available, the Company will monitor future administrative rulings / court decisions on patent linkage and their impact on the protection patent linkage in mainland China provides to originators in practice.
If the originator of chemical drug gets a favorable court judgment or a decision from the CNIPA within the nine-month period, the NMPA can grant marketing authorization to the generic applicant after the nine-month period expires. If the originator for biological drug cannot secure a favorable decision before the NMPA’s issuance of the marketing authorization, the NMPA will grant marketing authorization to the biosimilar applicant accordingly. If originator receives court judgment after the issuance of marketing authorization, the court will normally support an infringement claim in a future infringement lawsuit based on the effective decision of patent coverage based on Article 76 of Patent Law, if the relevant patent and relevant drug are the same. If the originator fails the patent linkage litigation, the generic drug marketing authorization applicant can sue at Beijing IP court for damages to be paid by the patentee or interested party, if the patentee or interested party knew or should have known that (a) the relevant patent is invalid or (b) the generic drug applied for registration does not fall within the scope of the relevant patent.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to any product or product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we license or may own in the future;
•we, our licensors, patent owners of patent rights that we have in-licensed, or current or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•we, our licensors, patent owners of patent rights that we have in-licensed, or current or future collaborators might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
•it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know how, and a third party may discover certain technologies containing such trade secrets or know how through independent research and development and/or subsequently file a patent covering such intellectual property.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Risks Related to Our ADSs and Ordinary Shares
If we fail to maintain proper internal financial reporting controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to file a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The presence of material weaknesses in internal control over financial reporting could result in financial statement errors which, in turn, could lead to errors in our financial reports and/

or delays in our financial reporting, which could require us to restate our operating results. We might not identify one or more material weaknesses in our internal controls in connection with evaluating our compliance with Section 404 of the Sarbanes-Oxley Act. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we will need to expend significant resources and provide significant management oversight. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in maintaining the adequacy of our internal control.
If we fail to maintain effective internal control over financial reporting in the future, our management and our independent registered public accounting firm may not be able to conclude that we have effective internal controls over financial reporting, investors may lose confidence in our operating results, the price of our ordinary shares and/or ADSs could decline, and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, our ADSs may not be able to remain listed on the Nasdaq Global Market.
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
The market price of our ADSs and/or our ordinary shares may be volatile, which could result in substantial loss to you.
The market price of our ADSs and/or ordinary shares has been volatile. From September 20, 2017 to February 24, 2023, the closing price of our ADSs on the Nasdaq Global Market ranged from a high of $191.71 to a low of $14.95 per ADS. From September 28, 2020 to February 24, 2023, the closing price of our ordinary shares on the Hong Kong Stock Exchange ranged from a high of HKD150.40 to a low of HKD17.16 per ordinary share.
The market price of our ADSs and ordinary shares are likely to continue to be highly volatile and subject to wide fluctuations in response to factors, including the following:
•announcements of competitive developments;
•regulatory developments affecting us, our customers or our competitors;
•announcements regarding litigation or administrative proceedings involving us;
•actual or anticipated fluctuations in our period-to-period operating results;
•changes in financial estimates by securities research analysts;
•additions or departures of our executive officers;
•fluctuations of exchange rates between the RMB and the U.S. dollar;
•release or expiration of lock-up or other transfer restrictions on our outstanding ADSs or ordinary shares; and
•sales or perceived sales of additional ADSs or ordinary shares.
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our ADSs or ordinary shares, regardless of our actual operating performance. For example, in March 2020, the exchanges in the United States and mainland China experienced a sharp decline as the COVID-19 pandemic negatively affected stock market and investors sentiment and resulted in significant volatility, including temporary trading halts. In 2022, there were multiple severe daily drops in the global stock market. Prolonged global capital markets volatility may affect overall investor sentiment towards our ADSs and/or ordinary shares, which would also negatively affect the trading prices for our ADSs and ordinary shares.
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
Holders of our ADSs do not have the same rights as our shareholders and may only exercise the voting rights with respect to the underlying ordinary shares in accordance with the provisions of the deposit agreement. Under our sixth amended and restated articles of association, an annual general meeting and any extraordinary general meeting may be called with not less than fourteen days’ notice. When a general meeting is convened, you may not receive sufficient notice of a shareholders’ meeting to permit you to withdraw the ordinary shares underlying your ADSs to allow you to vote with respect to any specific matter. If we ask for your instructions, we will give the depositary notice of any such meeting and details concerning the matters to be voted upon at least 30 days in advance of the meeting date and the depositary will send a notice to you about the upcoming vote and will arrange to deliver our voting materials to you. The depositary and its agents, however, may not be able to send voting instructions to you or carry out your voting instructions in a timely manner. We will make all commercially reasonable efforts to cause the depositary to extend voting rights to you in a timely manner, but we cannot assure you that you will receive the voting materials in time to ensure that you can instruct the depositary to vote the ordinary shares underlying your ADSs. Furthermore, the depositary will not be liable for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a holder or beneficial owner of ADSs, you may have limited recourse if we or the depositary fail to meet our respective obligations under the deposit agreement or if you wish us or the depositary to participate in legal proceedings. As a result, you may not be able to exercise your right to vote and you may lack recourse if your ADSs are not voted as you request. In addition, in your capacity as an ADS holder, you will not be able to call a shareholders’ meeting.
Under the deposit agreement, for the ADSs, the depositary will give us a discretionary proxy to vote the ordinary shares underlying your ADS at shareholders’ meeting if you do not give instructions to the depositary, unless (i) we have failed to timely provide the depositary with our notice of meeting and related voting materials, (ii) we have instructed the depositary that we do not wish a discretionary proxy to be given, (iii) we have informed the depositary that there is a substantial opposition as to a matter to be voted on at the meeting, or (iv) a matter to be voted on at the meeting would have a material adverse impact on shareholders.
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
Although we do not have any present plan to pay any dividends, the depositary of our ADSs has agreed to pay to you the cash dividends or other distributions it or the custodian receives on ordinary shares or other deposited securities underlying our ADSs, after deducting its fees and expenses and any applicable taxes and governmental charges. You will receive these distributions in proportion to the number of ordinary shares your ADSs represent. However, the depositary is not responsible if it decides that it is unlawful or impractical to make a distribution available to any holders of ADSs. For example, it would be unlawful to make a distribution to a holder of ADSs if it consists of securities whose offering would require registration under the Securities Act of 1933, as amended (the “Securities Act”) but are not so properly registered or distributed under an applicable exemption from registration. The depositary may also determine that it is not reasonably practicable to distribute certain property. In these cases, the depositary may determine not to distribute such property. We have no obligation to register under the U.S. securities laws any offering of ADSs, ordinary shares, rights or other securities received through such distributions. We also have no obligation to take any other action to permit the distribution of ADSs, ordinary shares, rights or anything else to holders of ADSs. This means that you may not receive distributions we make on our ordinary shares or any value for them if it is illegal or impractical for us to make them available to you. These restrictions may cause a material decline in the value of our ADSs.
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
We are incorporated under the laws of the Cayman Islands and currently have subsidiaries in mainland China, Hong Kong, Taiwan, the Cayman Islands, the United States, Australia, and the British Virgin Islands. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us, our parent company and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.
If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations, and cash flows.
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
In general, a non-U.S. corporation will be a PFIC for any taxable year in which (i) 75% or more of its gross income consists of passive income, or (ii) 50% or more of the value of its assets (generally determined on a quarterly average basis) consists of assets that produce, or are held for the production of, passive income (the “asset test”). For purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as if it held its proportionate share of the assets of the other corporation and received directly its proportionate share of the income of the other corporation. Passive income generally includes interest, dividends and gains from certain property transactions, rents, and royalties (other than certain rents or royalties derived in the active conduct of a trade or business). For these purposes, cash is a passive asset and the value of a non-U.S. corporation’s goodwill (which may be determined by reference to the excess of the sum of its market capitalization and liabilities over its booked assets) generally should be an active asset to the extent attributable to business activities that produce non-passive income.
Based on the current market price of our ADSs and our current and expected composition of income and assets, we do not expect the Company and its subsidiaries to be PFICs for our current taxable year. However, our assets other than goodwill are expected to consist primarily of cash and cash equivalents for the foreseeable future. Therefore, whether we will satisfy the asset test for the current or any future taxable year will depend largely on the quarterly value of our goodwill (which may be determined by reference to the market price of our ADSs, which could be volatile given the nature and early-stage of our business). If our market capitalization declines while we continue to hold a significant amount of cash (including cash raised in this offering) the risk that we will be a PFIC will increase. Furthermore, we may be a PFIC for any taxable year in which our interest and other investment income constitutes 75% or more of the sum of (i) such interest and investment income, and (ii) the excess of our revenue over cost of goods sold. In addition, a company’s PFIC status is an annual determination that can be made only after the end of each taxable year. Therefore, we cannot give any assurance as to whether we are a PFIC for the current or any future taxable year.
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
If a U.S. Holder is treated as owning at least 10% of our ordinary shares, such holder may be subject to adverse U.S. federal income tax consequences.
If a U.S. Holder (as defined below under “Material United States Federal Income Tax Considerations”) is treated as owning (directly, indirectly, or constructively) at least 10% of either the total value or total combined voting power of our ADSs or our ordinary shares, such U.S. Holder may be treated as a “United States shareholder” with respect to each controlled foreign corporation, or CFC, in the Company (if any). Because the Company includes at least one U.S. subsidiary (Zai Lab (US) LLC), certain of our non-U.S. subsidiaries will be treated as CFCs (regardless of whether Zai Lab Limited is treated as a CFC). A United States shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by CFCs, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries, if any, are treated as a CFC or whether such investor is treated as a United States shareholder with respect to any of such CFCs. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. Failure to comply with these reporting obligations may subject you to significant monetary penalties and may prevent the statute of limitations with respect to your U.S. federal income tax return for the year for which reporting was due from starting. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our ADSs or ordinary shares.
Changes in tax law may adversely affect our business and financial results.
Under current law, we expect to be treated as a non-U.S. corporation for U.S. federal income tax purposes. The tax laws applicable to our business activities, however, are subject to change and uncertain interpretation. Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in jurisdictions in which we do business. Our actual tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (i) the jurisdictions in which profits are determined to be earned and taxed; (ii) the resolution of issues arising from any future tax audits with various tax authorities; (iii) changes in the valuation of our deferred tax assets and liabilities; (iv) our ability to use net operating loss carryforwards to offset future taxable income and any adjustments to the amount of the net operating loss carryforwards we can utilize; and (v) changes in tax laws or the interpretation of such tax laws, and changes in U.S. GAAP.
For example, on August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States and significantly revised the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Among other provisions, the IRA includes a 15% corporate minimum tax rate which applies to certain corporations and a 1% excise tax on certain corporate stock repurchases made after December 31, 2022. We urge holders of our ADSs or ordinary shares to consult with their legal and tax advisors with respect to such legislation and about the potential tax consequences of investing in or holding our ADSs or ordinary shares.
Our corporate actions are substantially controlled by our directors, executive officers, and other principal shareholders, who can exert significant influence over important corporate matters, which may reduce the price of the ordinary shares and/or ADSs and deprive you of an opportunity to receive a premium for your ordinary shares and/or ADSs.
These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions, or other business combination transactions. This concentration of ownership may also discourage, delay, or prevent a change in control of the Company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and reducing the price of our ordinary shares and/or ADSs. These actions may be taken even if they are opposed by our other shareholders. In addition, these shareholders could divert business opportunities away from us to themselves or others.
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
The recognition and enforcement of foreign judgments are provided for under PRC Civil Procedures Law. Chinese courts may recognize and enforce foreign judgments in accordance with the requirements of PRC Civil Procedures Law based either on treaties between mainland China and the country where the judgment is made or on principles of reciprocity between jurisdictions. Mainland China does not have any treaties or other forms of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to PRC Civil Procedures Law, mainland China courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of Chinese laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a Chinese court would enforce a judgment rendered by a court in the United States.
Investors may be subject to limitations on transfers of their ADSs.
ADSs are transferable on the books of the depositary. However, the depositary may close its transfer books at any time or from time to time when it deems expedient in connection with the performance of its duties. In addition, the depositary may refuse to deliver, transfer, or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary deems it advisable to do so because of any requirement of law or of any government or governmental body, or under any provision of the deposit agreement, or for any other reason.
Substantial future sales or perceived potential sales of our ordinary shares, ADSs, or other equity or equity-linked securities in the public market could cause the price of our ordinary shares and/or ADSs to decline.
Sales of our ordinary shares, ADSs, or other equity or equity-linked securities in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares and/or ADSs to decline significantly. All of our ordinary shares represented by ADSs were freely transferable by persons other than our affiliates without restriction or additional registration under the U.S. Securities Act. The shares held by our affiliates are also available for sale, subject to volume and other restrictions as applicable under Rule 144 of the U.S. Securities Act, under trading plans adopted pursuant to Rule 10b5-1 or otherwise.
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

We are subject to Hong Kong and Nasdaq listing and regulatory requirements. The Hong Kong Stock Exchange and Nasdaq have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of our ordinary shares on the Hong Kong Stock Exchange and our ADSs on Nasdaq may not be the same, even allowing for currency differences. Fluctuations in the price of our ordinary shares due to circumstances peculiar to the Hong Kong capital markets could materially and adversely affect the price of our ordinary shares and/or ADSs, or vice versa. Certain events having significant negative impact specifically on the Hong Kong capital markets may result in a decline in the trading price of our ADSs notwithstanding that such event may not impact the trading prices of securities listed in Hong Kong generally or to the same extent, or vice versa.
The depositary for our ADSs is entitled to charge holders fees for various services, including annual service fees. Dealings in the ordinary shares registered in our Hong Kong register of members will be subject to Hong Kong stamp duty.
The depositary for the ADSs is entitled to charge holders fees for various services including for the issuance of ADSs upon deposit of ordinary shares, cancelation of ADSs, distributions of cash dividends or other cash distributions, distributions of ADSs pursuant to share dividends or other free share distributions, distributions of securities other than ADSs, and annual service fees. In the case of ADSs issued by the depositary into The Depository Trust Company, or DTC, the fees will be charged by the DTC participant to the account of the applicable beneficial owner in accordance with the procedures and practices of the DTC participant as in effect at the time. Additionally, dealings in the ordinary shares registered in our Hong Kong register of members will be subject to Hong Kong stamp duty.
Exchange between our ordinary shares and our ADSs may adversely affect the liquidity and/or trading price of each other.
Subject to compliance with U.S. securities law and the terms of the deposit agreement, holders of our ordinary shares may deposit such ordinary shares with the depositary in exchange for the issuance of our ADSs. Any holder of ADSs may also withdraw the underlying ordinary shares represented by the ADSs pursuant to the terms of the deposit agreement for trading on the Hong Kong Stock Exchange. In the event that a substantial number of our ordinary shares are deposited with the depositary in exchange for ADSs or vice versa, the liquidity and trading price of our ordinary shares on the Hong Kong Stock Exchange and our ADSs on Nasdaq may be adversely affected.
The time required for the exchange between our ordinary shares and ADSs might be longer than expected and investors might not be able to settle or effect any sale of their securities during this period, and the exchange of ordinary shares into ADSs involves costs.
There is no direct trading or settlement between Nasdaq and the Hong Kong Stock Exchange on which our ADSs and our ordinary shares are respectively traded. In addition, the time differences between Hong Kong and New York and unforeseen market circumstances or other factors may delay the deposit of ordinary shares in exchange of ADSs or the withdrawal of ordinary shares underlying the ADSs. Investors will be prevented from settling or effecting the sale of their securities during such periods of delay. In addition, there is no assurance that any exchange of ADSs into ordinary shares (and vice versa) will be completed in accordance with the timelines investors may anticipate.
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
In connection with our initial public offering of our ordinary shares in Hong Kong, we established a branch register of members in Hong Kong (the “Hong Kong share register”). Our ordinary shares that are traded on the Hong Kong Stock Exchange are registered on the Hong Kong share register, and the trading of these ordinary shares on the Hong Kong Stock Exchange will be subject to the Hong Kong stamp duty. To facilitate ADS ordinary share conversion and trading between Nasdaq and the Hong Kong Stock Exchange, we have moved a portion of our issued ordinary shares from our register of members maintained in the Cayman Islands to our Hong Kong share register.

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
Because we operate in Greater China and other countries outside of the United States, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws, such as the FCPA; economic sanctions and export control laws, such as the Export Administration Regulations promulgated by the U.S. Department of Commerce; laws and regulations on foreign investment, including the CFIUS regulations in the United States; the effects of applicable local tax regimes and potentially adverse tax consequences; the impact of public health epidemics on employees, our operations and the global economy, such as the COVID-19 outbreak impacting China and elsewhere; restrictions on international travel and commerce; and significant adverse changes in local currency exchange rates.
We face risks related to the COVID-19 pandemic, including government actions and quarantine measures taken in response as well as increased infection rates after restrictions were lifted or eased, particularly in mainland China where our operations are primarily located. For example, the COVID-19 pandemic has adversely affected our sales, marketing, development activities of our proprietary products and our licensor’s products, and our clinical trial operations, and it may continue to adversely affect our business and results of operations, perhaps significantly, depending on the nature, severity, and duration of the continuing effects of the pandemic. We also face risks related to other public health crises or disasters, which could have a material adverse effect on our business and results of operations.
Since December 2019, global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment and have significantly increased economic volatility and uncertainty. Government authorities worldwide, including in mainland China, have monitored infection rates and implemented numerous measures to try to contain the spread of the virus, such as temporary travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our business operations and those of our suppliers, CROs, CMOs, and other contractors and third parties on which we rely – as well as the Chinese economy more broadly – have been, and may continue to be, adversely affected by the effects of the pandemic.
In 2022, there were a number of COVID-19 cases in Greater China, including in large cities like Shanghai, where one of our principal executive offices is located, that experienced a wave of intermittent full or partial government shutdowns in connection with COVID-19 control measures. In the last several months, the Chinese government has eased COVID-related restrictions and lifted lockdown measures, shifting away from its “zero-COVID” policy, which changes were followed by spikes in the number of COVID cases across mainland China. The effects of the COVID-19 pandemic, including as a result of restrictive quarantine measures imposed by the Chinese government and increased infection rates when such restrictions were lifted or eased, have adversely affected our business, and may continue to adversely affect our business, perhaps significantly, in 2023 and beyond. The extent of the impact will depend on the nature, severity, and duration of the ongoing effects of the COVID-19 pandemic, particularly in mainland China where our operations are primarily located.
Specifically, the COVID-19 pandemic has adversely impacted our operations, business, and financial results, including our manufacturing and supply chain; sales, marketing, and clinical trial operations of our third-party partners; and

our ability to advance our research and development activities and pursue the development of our pipeline products. For example, some patients have experienced difficulties in accessing hospital care during periods of lockdown measures or heightened COVID infection rates and, as a result, they have had limited or no access to ZEJULA, Optune, QINLOCK, or NUZYRA, our four commercial products. The ability to conduct in-person interactions between medical representatives and physicians has also been adversely affected. Decreased access to our products has an adverse effect on our revenues. In addition, we have experienced delays in the enrollment of patients in our clinical trials due to outbreaks of COVID-19 and lockdown measures where we are conducting such trials. Our commercial partners and licensors also have similarly experienced delays in enrollment of patients to their clinical trials due to outbreaks of COVID-19 and lockdown measures in their respective territories. Although so far none of our NDA submissions and acceptances, key clinical development milestones, or CTA approvals have been materially delayed, there is no guarantee this will continue to be the case.
Additionally, the COVID-19 pandemic may cause us or our commercial partners, licensors, and CMOs to experience delays or interruptions in the ability to manufacture and supply the products we are selling commercially in Greater China. For example, increased infection rates or COVID-related restrictions may negatively impact the distribution and sale of our products or limit our distributor’s ability to successfully sell our commercial product in Greater China, even if we implement contingency plans. In addition, increased infection rates or lockdown measures may restrict our executives and employees, or those of our third-party partners, from traveling or performing their responsibilities, which could negatively affect our business, such as through operational disruptions. Any or all of these adverse effects arising from the COVID-19 pandemic may adversely affect our business and results of operations or cause the value of the Company to decline, potentially limiting our ability to obtain additional financing on terms acceptable to the Company or at all.
There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change, and the actual effects on our business and results of operations will depend on many factors beyond our control.
Our global operations also expose us to risks associated with other public health crises, such as epidemics and pandemics; natural catastrophes, such as earthquakes, hurricanes, typhoons, or floods; or other disasters, such as fires, explosions and terrorist activity or war that are outside of our control. Our business operations and those of our suppliers, CROs, CMOs, and other contractors may potentially suffer interruptions caused by any such events.
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
We, our CROs, CMOs or other contractors are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. In addition, our construction projects can only be put into operation after certain regulatory procedures with the relevant administrative authorities in charge of environmental protection, health and safety have been completed. Our development operations primarily occur in mainland China and the United States and involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We are therefore subject to Chinese laws and regulations as well as U.S. laws and regulations concerning the discharge of wastewater, gaseous waste, and solid waste during our processes of research and development drugs. We generally contract with third parties for the disposal of these materials and wastes. We may not at all times comply fully with environmental regulations and we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources or insurance coverage. We also could incur significant costs associated with civil, administrative, or criminal fines and penalties.
Although we maintain workers’ compensation insurance to cover us for costs and expenses that we may incur due to injuries to our employees resulting from the use of or exposure to hazardous materials, this insurance may not provide adequate coverage against potential liabilities. Furthermore, the Chinese government or the U.S. government may take steps towards the adoption of more stringent environmental regulations. Due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. If there is any unanticipated change in the environmental regulations, we may need to incur substantial capital expenditures to install, replace, upgrade, or supplement our facilities and equipment or make operational changes to limit any adverse impact or potential adverse impact on the environment in order to comply with new environmental protection laws and regulations. If such costs become prohibitively expensive, we may be forced to cease certain aspects of our business operations. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage, use or disposal of biological or hazardous materials.
In addition, we may be required to incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development, or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.
We may be at an increased risk of securities class action litigation.
We may be at an increased risk of securities class action litigation. Historically, securities class action litigation has often been brought, whether warranted or not, against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant share price volatility in recent years, including during 2022 when we, like other biotechnology and biopharmaceutical companies, suffered significant share price declines. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease all of our facilities. We have 3,632 square meters of administrative and laboratory offices at our headquarters in Shanghai, pursuant to a lease which expires in 2025. We have additional facilities in Shanghai which include a 2,475 square meter commercial office, a 2,569 square meter office, and a 2,001 square meter office, pursuant to leases which expire in 2025, 2024, and 2024, respectively. Additionally, we have 2,592 square meter office in Beijing, 774 square meters in Guangzhou, and 445 square meters in Hong Kong, pursuant to leases which expire in 2025, 2024, and 2025, respectively. We also have a 6,766 square foot of corporate office space for our principal executive office in Cambridge, Massachusetts, pursuant to a lease which expires in 2028.
In early 2017, we built a 4,223 square meter small molecule drug product facility in Suzhou, China, capable of supporting clinical and commercialized production. The lease for this facility expires in 2026. In 2018, we built a 4,223 square meter large molecule facility in Suzhou, China, using Cytiva FlexFactory platform technology capable of supporting clinical production of our drug candidates. The lease for this facility expires in 2024. We believe our current facilities are sufficient to meet our near-term needs.
In 2019, we acquired land use rights of 50,851 square meters in Suzhou for the purpose of constructing and operating a research center and biologics manufacturing facility in Suzhou. The terms of the land use rights are 30 years. As of December 31, 2022, we have spent $23.2 million on the construction of an office and research center building on this land.
For more information on our purchase commitments related to property, see Part II—Item 8. Financial Statements and Supplementary Data—Note 20. Commitments and Contingencies.
Item 3. Legal Proceedings
We may be, from time to time, subject to claims and suits arising in the ordinary course of business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations. We are not currently a party to, nor is our property the subject of, any actual or threatened material legal or administrative proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ADSs have been listed on the Nasdaq Global Market since September 20, 2017 under the symbol “ZLAB.” Our ordinary shares have been publicly traded on the Hong Kong Stock Exchange since September 28, 2020 under the stock code “9688.”
Shareholders
As of February 24, 2023, we had approximately 19 holders of record of our ordinary shares. Citibank, N.A. is the depositary for our ADSs.  This disclosure does not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name. Because many ordinary shares and ADSs are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.
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
Equity Compensation Plan Information
Our equity compensation plan information is incorporated by reference in the information in Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Performance Comparison Graph
This graph is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph compares the cumulative total shareholder return of our ADSs with the cumulative total return of the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index for the past five years. The performance graph below assumes an investment of $100 at market close on December 31, 2017.
Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of any dividends, although no dividends have been declared to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Zai Lab Limited	100.00	109.37	195.90	637.49	296.04	144.61
Nasdaq Composite Index	100.00	96.12	129.97	186.69	226.63	151.61
Nasdaq Biotechnology Index	100.00	90.68	112.81	141.78	140.88	125.52
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents acquisitions of the Company’s ADSs to satisfy tax withholding obligations due in connection with exercise of option shares or vesting of restricted shares in 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1 – 31, 2022	1,515	$44.81	—	—
April 1 – 30, 2022	120,078	$43.94	—	—
May 1 – 31, 2022	42,156	$35.31	—	—
June 1 – 30, 2022	489	$34.68	—	—
July 1 – 31, 2022	3,959	$38.20	—	—
August 1 – 31, 2022	2,722	$42.92	—	—
September 1 – 30, 2022	1,266	$46.29	—	—
October 1 – 31, 2022	865	$34.20	—	—
November 1 – 30, 2022	5,229	$28.92	—	—
December 1 – 31, 2022	7,056	$31.00	—	—
Total	185,335	$40.88	—	—

In 2022, 185,335 ADSs were withheld by the Company from employees and directors to satisfy certain tax withholding obligations due in connection with the vesting of restricted share awards and the exercise of option shares under the Company’s share-based compensation programs. The value of the ADSs withheld was based on the closing price of our ADSs on the applicable settlement dates. These ADSs were not acquired as part of any publicly announced plan or program to purchase ADSs.
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
(i)the primary location of the day-to-day operational management is in mainland China;
(ii)decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in mainland China;
(iii)the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in mainland China; and
(iv)at least 50% of voting board members or senior executives habitually reside in mainland China.
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
See Part I—Item 1A. Risk Factors—Risks Related to Doing Business in China—If we are classified as a Chinese resident enterprise for Chinese income tax purposes, such classification could result in unfavorable tax consequences to us and our non-Chinese shareholders or ADS holders.
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
Material United States Federal Income Tax Consideration
The following discussion, subject to the limitations set forth below, describes the material U.S. federal income tax consequences for a U.S. Holder (as defined below) of the acquisition, ownership and disposition of ADSs or ordinary shares. It is not a comprehensive description of all tax considerations that may be relevant to a particular person’s decision to acquire our ADSs or ordinary shares. This discussion is limited to U.S. Holders who hold such ADSs or ordinary shares as capital assets (generally, property held for investment). This discussion is based on the Internal Revenue Code, U.S. Treasury Regulations promulgated thereunder and administrative and judicial interpretations thereof, and the income tax treaty between mainland China and the United States (the “U.S.- China Tax Treaty”), each as available and in effect on the date hereof, all of which are subject to change or differing interpretations, possibly with retroactive effect, which could affect the tax consequences described herein. In addition, this summary is based, in part, upon representations made by the depositary to us and assumes that the deposit agreement, and all other related agreements, will be performed in accordance with their terms.
For purposes of this summary, a “U.S. Holder” is a beneficial owner of an ADS or ordinary share that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or any other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States or any state thereof, or the District of Columbia;
•an estate the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust if (i) it has a valid election in effect to be treated as a U.S. person for U.S. federal income tax purposes or (ii) a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions.
Except as explicitly set forth below, this summary does not address all aspects of U.S. federal income taxation that may be applicable to U.S. Holders subject to special rules, including:
•banks or other financial institutions;
•insurance companies;
•real estate investment trusts;
•regulated investment companies;
•grantor trusts;
•tax-exempt organizations (including private foundations);
•persons holding ADSs or ordinary shares through a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) or S corporation;
•dealers or traders in securities, commodities or currencies (including those who use a mark-to-market method of tax accounting);
•persons whose functional currency for U.S. federal income tax purposes is not the U.S. dollar;
•certain former citizens and former long-term residents of the United States;
•persons who acquired our ADSs or ordinary shares pursuant to the exercise of any employee stock option or otherwise as compensation;
•persons holding ADSs or ordinary shares as part of a position in a straddle or as part of a hedging, wash sale, constructive sale, conversion or integrated transaction for U.S. federal income tax purposes; or
•direct, indirect or constructive owners of 10% or more of our total combined voting power or value.
In addition, this summary does not address the 3.8% Medicare contribution tax imposed on certain net investment income, the U.S. federal estate and gift tax or the alternative minimum tax consequences of the acquisition, ownership, and disposition of ADSs or ordinary shares. We have not received nor do we expect to seek a ruling from the U.S. Internal Revenue Service (“IRS”) regarding any matter discussed herein. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of those set forth below. Further, the Biden Administration has proposed a significant number of changes to U.S. tax laws, including an increase in the maximum tax rate applicable to U.S. corporations and certain individuals. The likelihood of any such legislation being enacted is uncertain but could adversely impact us. Each prospective investor should consult its own tax advisors with respect to the U.S. federal, state, local and non-U.S. tax consequences of acquiring, owning and disposing of ADSs or ordinary shares.
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes in this Annual Report on Form 10-K. This section generally discusses year-over-year comparisons between 2022 and 2021. For a discussion of year-over-year changes in our financial condition and results of operations between 2021 and 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 1, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences elsewhere in this Annual Report on Form 10-K, including in Forward-Looking Statements and Market Data and Part I—Item 1A. Risk Factors.
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, autoimmune disorders, infectious diseases, and neuroscience. We intend to leverage our competencies and resources to positively impact human health in Greater China and worldwide. We currently have four commercial products that have received marketing approval in one or more territories in Greater China and thirteen programs in late-stage product development. For more information on our business, products, pipeline, and operations, see Part I—Item 1. Business.
Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. Developing high-quality product candidates requires significant investment in our research and development activities over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. Our ability to generate profits and positive cash flow from operations over the next several years depends upon our ability to successfully market our four commercial products—ZEJULA, Optune, QINLOCK, and NUZYRA—and to successfully expand the indications for these products and develop and commercialize our other product candidates. We expect to continue to incur substantial expenses related to our research and development activities. In particular, our licensing and collaboration agreements require us to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. We recorded $53.4 million of research and development expense related to upfront license fees and development milestones in 2022. In addition, we expect to incur substantial costs related to the commercialization of our product candidates, in particular during the early launch phase.
As we pursue our strategy of growth and development, we anticipate that our financial results will fluctuate from quarter to quarter and year to year depending in part on the balance between the success of our commercial products and the level of our research and development expenses. We cannot predict whether or when products in our pipeline, including new indications for our current commercial products, will receive regulatory approval. Further, if we receive such regulatory approval, we cannot predict whether or when we may be able to successfully commercialize such product or whether or when such product may become profitable.
Business Developments and Corporate Strategic Goals
In 2022, despite challenges from the COVID-19 pandemic in China, sales for our four commercial products continued to increase. We expect our sales for these products to further increase in 2023, in part because of ZEJULA’s continued gain of share of hospital sales for ovarian cancer in China, the new NRDL listings for QINLOCK and NUZYRA, and the increased number of supplemental insurance plan listings for Optune. We also continued to make progress across our product pipeline. For example, we had several positive data readouts during the year, including for adagrasib in non-small cell lung cancer, efgartigimod in primary immune thrombocytopenia and generalized myasthenia gravis, and KarXT in schizophrenia. We contributed to successful registrational studies, including the LUNAR study for Tumor Treating Fields and the TRIDENT-1 study for repotrectinib. And, we increased our pipeline assets through our business development activities with our strategic collaboration with Seagen for the license of TIVDAK, which further deepened our women’s cancer franchise. For more information on our commercial products and product pipeline, including status and developments in 2022, see Part I—Item 1. Business—Our Commercial Products and Part I—Item 1. Business—Our Pipeline of Product Candidates.

We also continued to strengthen our business in 2022 through corporate developments, including key additions to our global leadership team, enhancements to our corporate governance practices, and our voluntary conversion to primary listing status on the Hong Kong Stock Exchange and the subsequent inclusion of our ordinary shares in the Shanghai and Shenzhen Stock Connect Programs. For example, with respect to our global leadership team, we appointed Rafael G. Amado, M.D. as President, Head of Global Oncology Research and Development in December 2022. Dr. Amado joined us from Allogene Therapeutics and brings deep expertise in the field of oncology and significant global biopharmaceutical R&D leadership. And, as we have previously disclosed, we made other key additions to our global leadership team in 2022, including in August when Josh Smiley became Chief Operating Officer and in November when Dr. Peter Huang became Chief Scientific Officer. With respect to corporate governance, in April, we appointed KPMG LLP, a U.S.-based auditor, to be our independent registered public accounting firm and auditor, and in July, our Board of Directors established a lead independent director role, appointing Dr. John Diekman to serve in this important position. In addition, in January 2023, Michel Vounatsos was appointed to our Board of Directors. Mr. Vounatsos brings to the Board extensive global leadership and management experience in the biopharmaceutical industry, including more than 25 years of service at leading companies. His expertise includes significant commercial experience in China and worldwide. Finally, our transition to primary listing status on the Hong Kong Stock Exchange and participation in the Stock Connect programs should help us increase access to our business by investors in Greater China.
We further discuss in the MD&A below key factors affecting our results of operations, key components and primary drivers of changes in our results of operations in 2022, and our liquidity and capital resources. In 2023, we seek to continue advancing our mission of becoming a leading global biopharmaceutical company, driving innovation in treatment options for patients in China and beyond, by focusing on the following corporate strategic goals: accelerating medicines to patients through our R&D activities; further expanding our product pipeline through regional and global collaborations and corporate development activities; and continuing our commercial excellence and execution, including by delivering strong financial performance and preparing for the launch of eight new products and obtaining overall corporate profitability by the end of 2025. We also intend to continue building and maintaining the trust of our stakeholders by further developing and integrating our ESG Trust for Life strategy into our business and operations. For additional information on our Mission and Corporate Strategic Goals, see Part I—Item 1. Business—Our Mission and Corporate Strategic Goals.
Basis of Presentation
Our consolidated statement of operations data for the years ended December 31, 2022 and 2021 and our consolidated statement of financial position data as of December 31, 2022 and 2021 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP.
Factors Affecting Our Results of Operations
Research and Development Expenses
We believe our ability to successfully develop product candidates will be the primary factor affecting our long-term competitiveness, as well as our future growth and development. Developing high-quality product candidates requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in research and development. As a result of this commitment, our pipeline of product candidates has been advancing and expanding, with thirteen late-stage clinical product candidates being investigated as of December 31, 2022. For more information on the nature of the efforts and steps necessary to develop our product candidates, see “Business” and “Regulation.”

We have financed our activities primarily through private placements, our initial public offering in September 2017 and multiple follow-on offerings on Nasdaq and our secondary listing and initial public offering on the Hong Kong Stock Exchange in September 2020. Through December 31, 2022, we have raised approximately $164.6 million from private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us from our initial public offerings and follow-on offerings. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $367.6 million and $549.2 million in 2022 and 2021, respectively. We expect our expenditures to increase significantly in connection with our ongoing activities, particularly as we advance the clinical development of our thirteen late-stage clinical product candidates, research and develop our clinical and pre-clinical-stage product candidates, and initiate additional clinical trials of, and seek regulatory approval for, these and other future product candidates. We review such expenditures for prioritization and efficiency purposes. These expenditures include:

•expenses incurred for CROs, CMOs, investigators, and clinical trial sites that conduct our clinical studies;
•employee compensation related expenses, including salaries, benefits, and equity compensation expenses;
•expenses for licensors;
•the cost of acquiring, developing, and manufacturing clinical study materials;
•facilities and other expenses, which include office leases and other overhead expenses;
•costs associated with pre-clinical activities and regulatory operations;
•expenses associated with the construction and maintenance of our manufacturing facilities; and
For more information on our research and development expenses, see Key Components of Results of Operations—Research and Development Expenses.
Selling, General, and Administrative Expenses
Our selling, general, and administrative expenses consist primarily of personnel compensation and related costs, including share-based compensation for commercial and administrative personnel. Other selling, general, and administrative expenses include product distribution and promotion costs, professional service fees for legal, intellectual property, consulting, auditing, and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies used in selling, general, and administrative activities. We anticipate that our selling, general, and administrative expenses will increase in future periods to support increases in our commercial and research and development activities and as we continue to discover, develop, commercialize, and manufacture our products and assets. These increases will likely include expanded infrastructure as well as increased headcount and share-based compensation, product distribution, promotion, and insurance costs. We also anticipate incurring additional legal, compliance, accounting, and investor and public relations expenses associated with being a public company.
Our Ability to Commercialize Our Product Candidates
As of December 31, 2022, thirteen of our product candidates are in late-stage clinical development and various others are in clinical and pre-clinical development in Greater China and the United States. Our ability to generate revenue from our product candidates is dependent on our receipt of regulatory approvals for and successful commercialization of such products, which may not occur. Certain of our product candidates may require additional pre-clinical and/or clinical development, regulatory approvals in multiple jurisdictions, manufacturing supply, substantial investment, and significant marketing efforts before we generate any revenue from product sales.
Our License Arrangements
Our results of operations have been, and we expect them to continue to be, affected by our licensing, collaboration, and development agreements. We are required to make upfront payments upon our entry into such agreements and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products under these agreements as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. We recorded research and development expense related to upfront license fees and development milestones of $53.4 million and $384.1 million in 2022 and 2021, respectively.

The COVID-19 Pandemic
Our results of operations have been, and we expect them to continue to be, adversely affected by the COVID-19 pandemic, including government actions and quarantine measures taken in response or increased infection rates after restrictions were lifted or eased, particularly in mainland China where our operations and product markets are primarily located. For example, the pandemic has adversely affected patient access to our products, such as through reduced hospital access during periods of lockdown or high infection rates, fewer newly diagnosed oncology patients, and delayed or interrupted treatments. The pandemic has also adversely affected our manufacturing and supply chain and our research and development, sales, marketing, and clinical trial activities. The operations of our suppliers, CROs, CMOs, and other contractors and third parties on which we rely also have been, and may continue to be, adversely affected. Although our net product revenues increased in 2022, as compared to the prior year, these revenue increases were negatively affected by the effects of the pandemic, and we expect additional adverse revenue impacts in the coming year and possibly in future years depending on the nature, severity, and duration of future effects from the pandemic.
Key Components of Results of Operations
The following table presents our results of operations ($ in thousands):

	Year Ended December 31		Change
	2022	2021	$	%
Revenues
Product revenue, net	212,672	144,105	68,567	48%
Collaboration revenue	2,368	207	2,161	1044%
Total revenues	215,040	144,312	70,728	49%
Expenses
Cost of sales	(74,018)	(52,239)	(21,779)	42%
Research and development	(286,408)	(573,306)	286,898	(50)%
Selling, general and administrative	(258,971)	(218,831)	(40,140)	18%
Loss from operations	(404,357)	(700,064)	295,707	(42)%
Interest income	14,582	2,190	12,392	566%
Foreign currency (loss) gain	(56,403)	4,661	(61,064)	(1310)%
Other income (expenses), net	3,113	(10,201)	13,314	(131)%
Loss before income tax and share of loss from equity method investment	(443,065)	(703,414)	260,349	(37)%
Income tax expense	—	—	—	—%
Share of loss from equity method investment	(221)	(1,057)	836	(79)%
Net loss	(443,286)	(704,471)	261,185	(37)%
Net loss attributable to ordinary shareholders	(443,286)	(704,471)	261,185	(37)%

Revenues
Product Revenue, Net
The following table presents the components of the Company’s product revenue, net ($ in thousands):

	Year Ended December 31		Change
	2022	2021	$	%
Product revenue — gross	234,009	190,180	43,829	23%
Less: Rebates and sales returns	(21,337)	(46,075)	24,738	(54)%
Product revenue — net	212,672	144,105	68,567	48%
Our product revenue is primarily derived from the sales of ZEJULA, Optune, QINLOCK, and NUZYRA in mainland China and Hong Kong, net of sales returns and rebates to distributors in mainland China with respect to the sales of these products. Our net product revenue increased by $68.6 million in 2022, primarily driven by increased sales volumes and decreased rebates. Although our sales volumes increased, these volumes were negatively affected by the effects of the COVID-19 pandemic, including government restrictions or lockdown measures in mainland China, which negatively affected patient access to our products. The decrease in rebates was primarily due to fewer products being sold at prices prior to reduction that required such rebates. We had price reductions for QINLOCK and NUZYRA in June 2022, compared to price reductions for ZEJULA in December 2020 and December 2021.
The following table presents net revenue by product ($ in thousands):

	Year Ended December 31		Change
	2022	2021	$	%
ZEJULA	145,194	93,579	51,615	55%
Optune	47,321	38,903	8,418	22%
QINLOCK	14,957	11,620	3,337	29%
NUZYRA	5,200	3	5,197	173233%
Total	212,672	144,105	68,567	48%
Collaboration Revenue
Collaboration revenue was $2.4 million in 2022 compared to $0.2 million in 2021 due to increased revenue from our exclusive promotion agreement with Huizheng.
Cost of Sales
Cost of sales increased by $21.8 million to $74.0 million in 2022 primarily due to increasing sales volumes, higher product costs, and higher royalties.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Year Ended December 31		Change
	2022	2021	$	%
Personnel compensation and related costs	105,561	77,227	28,334	37%
Licensing fees	53,441	384,104	(330,663)	(86)%
CROs/CMOs/Investigators expenses	100,544	82,571	17,973	22%
Other costs	26,862	29,404	(2,542)	(9)%
Total	286,408	573,306	(286,898)	(50)%

Research and development expenses decreased by $286.9 million in 2022 primarily due to:
•a decrease of $330.7 million in licensing fees in connection with decreased upfront and milestone payments for our license and collaboration agreements; partially offset by
•an increase of $28.3 million in personnel compensation and related costs primarily due to headcount growth and grants of share options and restricted shares and the continued vesting of option and restricted share awards; and
•an increase of $18.0 million in CROs/CMOs/Investigators expenses related to ongoing and newly initiated clinical trials.
The following table presents our research and development expenses by program ($ in thousands):

	Year Ended December 31		Change
	2022	2021	$	%
Clinical programs	155,792	433,021	(277,229)	(64)%
Pre-clinical programs	6,644	47,768	(41,124)	(86)%
Unallocated research and development expenses	123,972	92,517	31,455	34%
Total	286,408	573,306	(286,898)	(50)%
Research and development expenses attributable to clinical programs decreased by $277.2 million and research and development expenses attributable to pre-clinical programs decreased by $41.1 million in 2022, both decreases driven by decreased license fees.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General and Administrative Expenses
The following table presents our selling, general and administrative expenses by program ($ in thousands):

	Year Ended December 31		Change
	2022	2021	$	%
Personnel compensation and related costs	162,045	124,675	37,370	30%
Professional service fees	35,414	22,901	12,513	55%
Other costs	61,512	71,255	(9,743)	(14)%
Total	258,971	218,831	40,140	18%
Selling, general and administrative expenses increased by $40.1 million in 2022, primarily due to:
•an increase of $37.4 million in personnel compensation and related costs which was primarily driven by headcount growth, particularly in commercial and administrative personnel, and grants of share options and restricted shares and the continued vesting of option and restricted share awards; and
•an increase of $12.5 million in professional service fee mainly attributable to our increased legal, compliance, accounting, and investor and public relations expenses associated with being a public company and in connection with sales of ZEJULA, Optune, QINLOCK, and NUZYRA in mainland China and Hong Kong after our commercial launch of these four commercialized products; partially offset by
•a decrease of $9.7 million in other costs mainly related to selling, rental, and administrative expenses for commercial operations in mainland China, Hong Kong, and Taiwan.
Interest Income
Interest income increased by $12.4 million to $14.6 million in 2022, due to increased interest rates.

Foreign Currency (Loss) Gain
Foreign currency loss was $56.4 million in 2022 primarily driven by remeasurement loss due to USD appreciating against RMB in 2022, compared to foreign currency gain of $4.7 million in 2021 driven by remeasurement gain due to USD depreciating against RMB in 2021.
Other Income (Expenses), Net
Other income, net was $3.1 million in 2022, compared to other expense, net of $10.2 million in 2021. The shift from other expense, net to other income, net is primarily due to an increase of $7.4 million in government grant income and a decrease of $5.7 million in loss on equity investments with readily determinable fair value.
Share of Loss from Equity Method Investment
Share of loss from equity method investment decreased by $0.8 million to $0.2 million in 2022, due to increased losses from our investment in JING Medicine Technology (Shanghai) Ltd., an entity that provides services for drug discovery and development, consultation, and transfer of pharmaceutical technology.
Income Tax Expense
There was no change in our income tax expense, which was zero in both 2022 and 2021. For more information on taxes to which we are subject in the Cayman Islands, PRC, and Hong Kong, see Note 11.
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
The selection of critical accounting policies, judgments and other uncertainties affecting application of those policies, and sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
Description
In mainland China, we sell our products to distributors, who ultimately sell the products to healthcare providers. Based on the nature of the arrangements, the performance obligations are satisfied upon the product’s delivery to distributors.
Judgments and Uncertainties
Rebates are offered to distributors, consistent with pharmaceutical industry practices. The estimated amount of unpaid or unbilled rebates, if any, is recorded as a reduction of revenue. We estimate rebates based on contracted rates, sales volumes, and level of distributor inventories.
Sensitivity of Estimate to Change
Actual amounts of rebates paid or billed may differ from our estimates. We regularly review the factors and judgments underlying these estimates and adjust the amounts of rebates accordingly. If actual results vary from our estimates, we also adjust these estimates accordingly, which would affect net product revenue and earnings in the period such variances become expected or known.

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
Judgments and Uncertainties
The process of estimating our research and development expenses involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule, or when contractual milestones are met; however, some require advanced payments. We make estimates of our research and development expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.
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
Share-Based Compensation
Description
Share-based awards for our employees are measured at grant date fair value and recognized as expenses (1) immediately at grant date if no vesting conditions are required; or (2) using a straight-line method over the requisite service period, which is the vesting period.
To the extent the required vesting conditions are not met resulting in forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed.
Judgments and Uncertainties
We determine the fair value of stock options granted to employees using the Black-Scholes option valuation model. Using this model, fair value is calculated based on assumptions with respect to (i) the expected volatility of our ADS price, (ii) the periods of time over which grantees are expected to hold their options prior to exercise (expected lives), (iii) the expected dividend yield on our ADSs, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the expected lives of the options. Expected volatility has been estimated based on actual movements in some comparable companies’ stock price over the most recent historical periods equivalent to the options’ expected lives. The expected term of the share options represents the average period the share options are expected to remain outstanding. As the Company does not have sufficient historical information since its IPO to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term of options granted is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future.
Sensitivity of Estimate to Change
The assumptions used in this method to determine the fair value of our option shares consider historical trends, macroeconomic conditions, and projections consistent with the Company’s operating strategy. Changes in these estimates can have a significant impact on the determination of fair value of the option shares. If factors change or different assumptions are used, our share-based compensation expenses could be materially different for any period.

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
Sensitivity of Estimate to Change
The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period in which the audit is concluded. Additionally, in future periods, changes in facts and circumstances and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the changes occur. As of December 31, 2022 and 2021, we did not have any significant unrecognized uncertain tax positions.
A. Liquidity and Capital Resources.
To date, we have financed our activities primarily through private placements, our September 2017 initial public offering and various follow-on offerings on Nasdaq, and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. Through December 31, 2022, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering and subsequent follow-on offerings on Nasdaq and our initial public offering on the Hong Kong Stock Exchange. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $367.6 million and $549.2 million in 2022 and 2021, respectively. We have commitments for capital expenditures of $9.0 million as of December 31, 2022, mainly for the purpose of plant construction and installation. We currently do not have any known events that are reasonably likely to cause a material change in the relationship between our costs and revenues.
As of December 31, 2022, we had cash and cash equivalents, restricted cash, and short-term investments of $1,009.3 million. Based on our current operating plan, we expect that our cash, cash equivalents, restricted cash, and short-term investments as of March 1, 2023, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, in order to bring to fruition our research and development objectives, we may ultimately need additional funding sources, and there can be no assurances that such funding will be made available to us on acceptable terms or at all.

The following table presents information regarding our cash flows (in thousands):

	Year Ended December 31,		Change
	2022	2021	$
Net cash used in operating activities	(367,642)	(549,231)	181,589
Net cash provided by investing activities	420,016	249,957	170,059
Net cash (used in) provided by financing activities	(1,730)	820,202	(821,932)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6,274)	1,116	(7,390)
Net increase in cash, cash equivalents and restricted cash	44,370	522,044	(477,674)
Net Cash Used in Operating Activities
Net cash used in operating activities decreased by $181.6 million in 2022, primarily due to a decrease of $261.2 million in net loss and an increase of $20.4 million in adjustments to reconcile net loss to net cash used in operating activities, partially offset by a decrease of $100.0 million in net changes in operating assets and liabilities.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $170.1 million in 2022, primarily due to a decrease of $184.7 million in purchases of short-term investments and a decrease of $30.0 million in payments for investment in equity investee, partially offset by a decrease of $38.6 million in proceeds from maturity of short-term investments and an increase of $6.3 million in purchases of property and equipment.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $1.7 million in 2022, compared to net cash provided by financing activities of $820.2 million in 2021. The shift from cash provided by to cash used in financing activities was primarily because we had proceeds of $818.9 million from our issuance of ordinary shares upon public offerings in 2021 while there were no such transactions in 2022.
B. Research and Development, Patents, and Licenses
For information regarding our research and development activities and expenditures, see Part I—Item 1. Business as well as the discussion elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
C. Trend Information.
Other than as described elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material adverse effect on our revenue, income from continuing operations, profitability, liquidity, or capital resources, or that would cause our reported financial information not necessarily to be indicative of future results of operations or financial condition.
Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II—Item 8. Financial Statements and Supplementary Data—Recent Accounting Pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk, credit risk, cash flow interest rate risk, and liquidity risk.

Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China (“PBOC”), controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of RMB316.8 million and RMB151.7 million, which were denominated in RMB, as of December 31, 2022 and 2021, respectively, representing 5% and 2% of the cash and cash equivalents as of December 31, 2022 and 2021, respectively.
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
The value of our ADSs and our ordinary shares will be affected by the foreign exchange rates between U.S. dollars, HK dollars, and the RMB. For example, to the extent that we need to convert U.S. dollars or HK dollars into RMB for our operations or if any of our arrangements with other parties are denominated in U.S. dollars or HK dollars and need to be converted into RMB, appreciation of the RMB against the U.S. dollar or the HK dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert RMB into U.S. dollars or HK dollars for the purpose of making payments for dividends on ordinary shares or ADSs or for other business purposes, appreciation of the U.S. dollar or the HK dollar against the RMB would have a negative effect on the conversion amounts available to us.
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
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. As of December 31, 2022 and 2021, we had cash and cash equivalents of $1,008.5 million and $964.1 million and short-term investments of nil and $445.0 million, respectively. As of December 31, 2022 and 2021, all of our cash and cash equivalents and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.

Accounts receivable are typically unsecured and are derived from product sales and collaborative arrangements. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of December 31, 2022, our two largest customers accounted for approximately 28% of our total accounts receivable collectively.
During the year ended December 31, 2022, certain accounts receivable balances were settled in the form of notes receivable. As of December 31, 2022, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
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
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this item are appended to this Annual Report on Form 10-K. An index of those financial statements is in Part IV—Item 15. Exhibits, Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)    Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to disclose in the reports that we file and furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
(b)    Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework (2013).”. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
(c)    Report of Registered Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, who has also audited our consolidated financial statements for the year ended December 31, 2022, as stated in their report which is included in Part II—Item8. Financial Statements and Supplementary Data.
(d)    Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The financial statements listed in the Index to Consolidated Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K.
We have included Additional financial information of parent-company-Financial statement schedule I for the years ended December 31, 2022, 2021, and 2020 on page F-41. No other financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately following our consolidated financial statements. The Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary
Not applicable.

Exhibit Number	Exhibit Title

3.1
Sixth Amended and Restated Memorandum and Articles of Association of Zai Lab Limited (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-38205) filed on June 22, 2022)

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

4.2	Form of American Depositary Receipt (incorporated by reference to Form 424B3 (File No. 333-220256) filed on March 30, 2022)

4.3	Registrant’s Specimen Certificate for Ordinary Shares (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-264800) filed on May 9, 2022)

4.4
Third Amended and Restated Shareholders Agreement between Zai Lab Limited and other parties named therein dated June 26, 2017 (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form F-1 (File No. 333-219980) filed on August 15, 2017)

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act

10.1#
Zai Lab Limited 2015 Omnibus Equity Incentive Plan as amended on February 3, 2016 and April 10, 2016 (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

10.2#	Zai Lab Limited 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

10.3#	Zai Lab Limited 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on June 22, 2022)

10.4#	Form Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on November 9, 2022)

10.5#	Form Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on November 9, 2022)

10.6#	Form of Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on November 9, 2022)

10.7#	Non-Employee Director Compensation Policy

10.8#	Zai Lab Limited 2017 Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

Exhibit Number	Exhibit Title

10.9+
Collaboration, Development and License Agreement by and between Tesaro, Inc. and Zai Lab (Shanghai) Co., Ltd. dated September 28, 2016 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on August 15, 2017)

10.10
Amendment to Collaboration, Development and License Agreement by and between Tesaro, Inc. and Zai Lab (Shanghai) Co., Ltd., dated February 26, 2018 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 30, 2018)

10.11+
License Agreement by and between Bristol-Myers Squibb Company and Zai Lab (Hong Kong) Limited dated March 9, 2015 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form F-1 (File No. 333-219980) filed on August 15, 2017)

10.12+
License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd. dated April 21, 2017 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form F-1 (File No. 333-219980) filed on August 15, 2017)

10.13+
License Agreement by and between Five Prime Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated December 19, 2017 (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 30, 2018)

10.14+
License and Collaboration Agreement by and between Entasis Therapeutics Holdings Inc. and Zai Lab (Shanghai) Co., Ltd. dated as of April 25, 2018 (incorporated by reference to Exhibit 10.12 to our Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-227159) filed on September 5, 2018)

10.15+
License and Collaboration Agreement by and between Novocure Limited and Zai Lab (Shanghai) Co., Ltd. dated September 10, 2018 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 20-F (File No. 001-38205) filed on March 29, 2019)

10.16+
Collaboration Agreement by and between MacroGenics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated November 29, 2018 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 20-F (File No. 001-38205) filed on March 29, 2019)

10.17^
License Agreement between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. dated June 10, 2019 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 29, 2020)

10.18^
Amendment to License Agreement between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. dated January 17, 2020 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 29, 2020)

10.19^
Collaboration and License Agreement between Incyte Corporation and Zai Lab (Shanghai) Co., Ltd. dated July 1, 2019 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 29, 2020)

10.20^
Collaboration Agreement between Regeneron Ireland Designated Activity Company and Zai Lab (Shanghai) Co., Ltd. dated April 6, 2020 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2021)

10.21^
License Agreement between Turning Point Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated July 6, 2020 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2021)

10.22^
License Agreement between Cullinan Pearl Corp. and Zai Lab (Shanghai) Co., Ltd. dated December 24, 2020 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2021)

10.23^
Collaboration and License Agreement between argenx BV and Zai Auto Immune (Hong Kong) Limited dated January 6, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on May 10, 2021)

Exhibit Number	Exhibit Title

10.24^
License Agreement between Turning Point Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated January 10, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on May 10, 2021)

10.25^
Amendment No. 1 to License Agreement between Turning Point Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated March 31, 2021 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on May 10, 2021)

10.26^
Collaboration and License Agreement, dated as of May 28, 2021, by and between Zai Lab (Hong Kong) Limited and Mirati Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on August 9, 2021)

10.27^
License and Collaboration Agreement, dated as of June 15, 2021, by and between Zai Lab (US) LLC and MacroGenics, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on August 9, 2021)

10.28^
License and Collaboration Agreement by and between Zai Lab (Shanghai) Co., Ltd. and Blueprint Medicines Corporation, dated November 8, 2021 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2022)

10.29^
License Agreement by and between Zai Lab (Shanghai) Co., Ltd. and Karuna Therapeutics, Inc., dated November 8, 2021 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2022)

10.30^
Collaboration and License Agreement by and between Seagen Inc. and Zai Lab (Hong Kong) Limited dated as of September 20, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on November 9, 2022)

10.31#	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form F-1 (File No. 333-219980) filed on August 15, 2017)

10.32#
Employment Agreement between Samantha (Ying) Du and Zai Lab (Shanghai) Co., Ltd. dated July 1, 2017 (English translation) (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

10.33#
Letter Agreement between Samantha (Ying) Du and Zai Lab (US) LLC dated December 11, 2017 (incorporated by reference to Exhibit 4.16 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 30, 2018)

10.34#
Fourth Amended and Restated Founder Employment Agreement between Samantha (Ying) Du and Zai Lab Limited dated December 1, 2018 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 20-F (File No. 001-38205) filed on March 29, 2019)

10.35#
Amended and Restated Employment Agreement between William Ki Chul Cho and Zai Lab (Hong Kong) Limited dated March 22, 2019 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 20-F (File No. 001-38205) filde on March 29, 2019)

10.36#
Employment Agreement between F. Ty Edmondson and Zai Lab (US) LLC dated August 15, 2020 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2021)

10.37#
Second Amended and Restated Employment Agreement between Harald Reinhart and Zai Lab (Hong Kong) Limited dated December 28, 2019 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 20-F (File No. 001-38205) filed on March 29, 2019)

10.38#
Employment Agreement between Alan Bart Sandler and Zai Lab (US) LLC dated December 1, 2020 (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2021)

10.39#	Severance Agreement and General Release between Alan Bart Sandler and Zai Lab (US) LLC dated October 25, 2022

10.40#	Employment Agreement between Joshua Smiley and Zai Lab (US) LLC dated August 1, 2022

Exhibit Number	Exhibit Title

10.41#	Employment Agreement between Rafael Amado and Zai Lab (US) LLC dated December 30, 2022

10.42#	Letter Agreement between Michel Vounatsos and Zai Lab Limited dated January 8, 2023

10.43
Jinchuang Building House Leasing Contract by and between Zai Lab (Shanghai) Co., Ltd. and Shanghai Jinchuang Property Co., Ltd. dated September 1, 2016 (English translation) (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

10.44
Lease by and between Menlo Prepi I, LLC, TPI Investors 9, LLC and Zai Lab (US) LLC dated August 14, 2019 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2021)

10.45
Indenture of Lease by and between MIT 314 Main Street Leasehold LLC and Zai Lab (US) LLC dated December 22, 2020 (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2021)

16.1	Letter from Deloitte Touche Tohmatsu Certified Public Accountants LLP to the SEC, dated June 1, 2022 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on June 1, 2022)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, an independent accounting firm, regarding the consolidated financial statements of Zai Lab Limited

23.2	Consent of Deloitte Touche Tohmatsu Certified Public Accountants LLP, an independent accounting firm, regarding the consolidated financial statements of Zai Lab Limited

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Required by 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Required by 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#    Management contract or compensatory plan, contract, or arrangement
+    Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
^    Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAI LAB LIMITED

Date: March 1, 2023	By:	/s/ Samantha (Ying) Du
	Name:	Samantha (Ying) Du
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Samantha (Ying) Du	Chief Executive Officer and Chairperson of the Board of Directors	March 1, 2023
Samantha (Ying) Du	(Principal Executive Officer)

/s/ Billy Cho	Chief Financial Officer	March 1, 2023
Billy Cho	(Principal Financial and Accounting Officer)

/s/ John Diekman	Director	March 1, 2023
John Diekman

/s/ Kai-Xian Chen	Director	March 1, 2023
Kai-Xian Chen

/s/ Richard Gaynor	Director	March 1, 2023
Richard Gaynor

/s/ Nisa Leung	Director	March 1, 2023
Nisa Leung

/s/ William Lis	Director	March 1, 2023
William Lis

/s/ Leon O. Moulder, Jr.	Director	March 1, 2023
Leon O. Moulder, Jr.

/s/ Scott Morrison	Director	March 1, 2023
Scott Morrison

/s/ Michel Vounatsos	Director	March 1, 2023
Michel Vounatsos

/s/ Peter Wirth	Director	March 1, 2023
Peter Wirth

Zai Lab Limited
Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms (KPMG LLP, New York, NY, Auditor Firm ID: 185; Deloitte Touche Tohmatsu Certified Public Accountants LLP, Shanghai, the People’s Republic of China, Auditor Firm ID: 1113)
F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-6
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020	F-7
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022, 2021, and 2020	F-8
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020	F-9
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020	F-10
Notes to Consolidated Financial Statements	F-11
Schedule I — Condensed Financial Information of Parent Company	F-41

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Zai Lab Limited
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Zai Lab Limited and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes and schedule listed in the Schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited the adjustments to the 2021 and 2020 consolidated financial statements to retrospectively apply the share subdivision, as described in Note 2(a). In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2021 or 2020 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 or 2020 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of accrued preclinical and clinical trial expenses
As discussed in Note 2 to the consolidated financial statements, the Company’s research and development expenses include costs associated with payments to contract research organizations (CROs) and contract manufacturing organizations (CMOs) for various preclinical and clinical trial activities. Expenses related to preclinical and clinical trial activities are accrued based on the Company’s estimates of the actual services performed by the CROs and CMOs. As disclosed in the consolidated financial statements, the Company recorded $66.0 million in accounts payable and $66.8 million in other current liabilities, which included the accrued preclinical and clinical trial expenses.

We identified the evaluation of accrued preclinical and clinical trial expenses as a critical audit matter. Specifically, evaluating the estimate of services performed for certain research and development projects at year-end required subjective auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to accrued preclinical and clinical trial expenses. This included controls related to the estimation of the services performed by the CROs and CMOs during the period that are included in accounts payable and accrued liability balances at the end of each reporting period. On a sample basis, we examined contracts, purchase orders, invoices, and third-party confirmations and compared them to the Company’s estimation of services performed by the CROs and CMOs. We also examined certain invoices received and/or payments made after the reporting date and evaluated whether they were associated with services received prior to that date and whether they were included in the Company’s estimate of costs incurred at year-end.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
New York, New York
March 1, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Zai Lab Limited
Opinion on Internal Control Over Financial Reporting
We have audited Zai Lab Limited and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes and schedule listed in Schedule I (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ KPMG LLP
New York, New York
March 1, 2023

Report of independent registered public accounting firm

To the Shareholders and Board of Directors of Zai Lab Limited
Opinion on the Financial Statements
We have audited, the accompanying consolidated balance sheets of Zai Lab Limited and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows, for each of the two years in the period ended December 31, 2021, the related notes and schedule listed in the Schedule I (collectively referred to as the “financial statements”), before the effects of the retrospective adjustments for share subdivision as discussed in Note 2(a) (the "retrospective adjustments"). The previously issued financial statements, before the effects of the retrospective adjustments, are not presented herein. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. The retrospective adjustments were audited by other auditors.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP

Shanghai, the People’s Republic of China
March 1, 2022
We have served as the Company’s auditor since 2017. In 2022, we became the predecessor auditor.

Zai Lab Limited
Consolidated Balance Sheets
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		December 31,
		2022	2021
	Notes	$	$
Assets
Current assets
Cash and cash equivalents	3	1,008,470	964,100
Short-term investments	5	—	445,000
Accounts receivable (net of allowance for credit loss of $11 as of December 31, 2022 and 2021, respectively)		39,963	47,474
Notes receivable		8,608	7,335
Inventories, net	6	31,621	18,951
Prepayments and other current assets		35,674	18,021
Total current assets		1,124,336	1,500,881
Restricted cash, non-current	4	803	803
Long-term investments (including the fair value measured investment of $6,431 and $15,383 as of December 31, 2022 and 2021, respectively)	7	6,431	15,605
Prepayments for equipment		1,396	989
Property and equipment, net	8	57,863	43,102
Operating lease right-of-use assets	9	19,512	14,189
Land use rights, net		6,892	7,811
Intangible assets, net		1,511	1,848
Long-term deposits		1,396	870
Value added tax recoverable		—	23,858
Total assets		1,220,140	1,609,956
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		65,974	126,163
Current operating lease liabilities	9	7,050	5,927
Other current liabilities	12	66,818	60,811
Total current liabilities		139,842	192,901
Deferred income		21,360	27,486
Non-current operating lease liabilities	9	13,343	9,613
Total liabilities		174,545	230,000
Commitments and contingencies (Note 20)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized, 962,455,850 and 955,363,980 shares issued as of December 31, 2022 and 2021, respectively; 960,219,570 and 954,981,050 shares issued and outstanding as of December 31, 2022 and 2021, respectively)		6	6
Additional paid-in capital		2,893,120	2,825,948
Accumulated deficit		(1,861,360)	(1,418,074)
Accumulated other comprehensive income (loss)		25,685	(23,645)
Treasury stock (at cost, 2,236,280 and 382,930 shares as of December 31, 2022 and 2021, respectively)		(11,856)	(4,279)
Total shareholders’ equity		1,045,595	1,379,956
Total liabilities and shareholders’ equity		1,220,140	1,609,956
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated Statements of Operations
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

		Year Ended December 31,
		2022	2021	2020
	Notes	$	$	$
Revenues
Product revenue, net	10	212,672	144,105	48,958
Collaboration revenue	10	2,368	207	—
Total revenues		215,040	144,312	48,958
Expenses
Cost of sales		(74,018)	(52,239)	(16,736)
Research and development		(286,408)	(573,306)	(222,711)
Selling, general and administrative		(258,971)	(218,831)	(111,312)
Loss from operations		(404,357)	(700,064)	(301,801)
Interest income		14,582	2,190	5,120
Interest expenses		—	—	(181)
Foreign currency (loss) gain		(56,403)	4,661	21,659
Other income (expenses), net	17	3,113	(10,201)	7,417
Loss before income tax and share of loss from equity method investment		(443,065)	(703,414)	(267,786)
Income tax expense	11	—	—	—
Share of loss from equity method investment		(221)	(1,057)	(1,119)
Net loss		(443,286)	(704,471)	(268,905)
Loss per share — basic and diluted	13	(0.46)	(0.76)	(0.35)
Weighted-average shares used in calculating net loss per ordinary share — basic and diluted		958,067,140	929,921,120	776,677,430
Loss per American Depositary Shares (“ADS”) - basic and diluted		(4.63)	(7.58)	(3.46)
Weighted-average ADSs used in calculating net loss per ADS - basic and diluted		95,806,714	92,992,112	77,667,743
Note: All the numbers of ordinary shares and per share data in these consolidated financial statements have been retrospectively adjusted as a result of the Share Subdivision and the ADS Ratio Change that became effective on March 30, 2022. The Share Subdivision and ADS Ratio Change did not result in any change to the number of outstanding ADSs of the Company. Refer to Note 2(a) for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated Statements of Comprehensive Loss
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Net loss	(443,286)	(704,471)	(268,905)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	49,330	(9,121)	(19,144)
Comprehensive loss	(393,956)	(713,592)	(288,049)
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated Statements of Shareholders’ Equity
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount	Total
		$	$	$	$		$	$
Balance at January 1, 2020	682,372,470	4	734,734	(444,698)	4,620	—	—	294,660
Issuance of ordinary shares upon vesting of restricted shares	2,257,680	0	0	—	—	—	—	—
Exercise of shares option	8,993,610	0	6,664	—	—	—	—	6,664
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $746	63,000,000	0	280,549	—	—	—	—	280,549
Issuance of ordinary shares upon secondary listing, net of issuance cost of $5,698	121,486,500	1	850,690	—	—	—	—	850,691
Share-based compensation	—	—	24,830	—	—	—	—	24,830
Net loss	—	—	—	(268,905)	—	—	—	(268,905)
Foreign currency translation	—	—	—	—	(19,144)	—	—	(19,144)
Balance at December 31, 2020	878,110,260	5	1,897,467	(713,603)	(14,524)	—	—	1,169,345
Issuance of ordinary shares upon vesting of restricted shares	2,054,500	0	0	—	—	—	—	—
Exercise of shares option	12,353,400	0	7,417	—	—	—	—	7,417
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $839	57,164,000	1	818,035	—	—	—	—	818,036
Issuance of ordinary shares in connection with collaboration and license arrangement (Note 16)	5,681,820	0	62,250	—	—	—	—	62,250
Issuance cost adjustment for secondary listing	—	—	65	—	—	—	—	65
Receipt of employees’ shares to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(382,930)	(4,279)	(4,279)
Share-based compensation	—	—	40,714	—	—	—	—	40,714
Net loss	—	—	—	(704,471)	—	—	—	(704,471)
Foreign currency translation	—	—	—	—	(9,121)	—	—	(9,121)
Balance at December 31, 2021	955,363,980	6	2,825,948	(1,418,074)	(23,645)	(382,930)	(4,279)	1,379,956
Issuance of ordinary shares upon vesting of restricted shares	1,940,680	0	0	—	—	—	—	—
Exercise of shares option	5,151,190	0	5,870	—	—	—	—	5,870
Receipt of employees’ shares to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,853,350)	(7,577)	(7,577)
Share-based compensation	—	—	61,302	—	—	—	—	61,302
Net loss	—	—	—	(443,286)	—	—	—	(443,286)
Foreign currency translation	—	—	—	—	49,330	—	—	49,330
Balance at December 31, 2022	962,455,850	6	2,893,120	(1,861,360)	25,685	(2,236,280)	(11,856)	1,045,595
The accompanying notes are an integral part of these consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Cash flows from operating activities
Net loss	(443,286)	(704,471)	(268,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit loss	1	10	1
Inventory write-down	477	1,368	29
Depreciation and amortization expenses	8,227	6,487	4,640
Amortization of deferred income	(2,602)	(521)	(312)
Share-based compensation	61,302	40,714	24,830
Non-cash research and development expenses	—	62,250	—
Share of loss from equity method investment	221	1,057	1,119
Loss from fair value changes of equity investment with readily determinable fair value	8,952	14,617	—
Loss (gain) on disposal of property and equipment	560	29	(21)
Non-cash lease expenses	8,350	6,119	4,318
Foreign currency remeasurement loss (gain)	56,403	(10,679)	(21,659)
Changes in operating assets and liabilities:
Accounts receivable	4,330	(42,319)	(1,375)
Notes receivable	(1,976)	(7,335)	—
Inventories	(15,382)	(7,174)	(7,168)
Prepayments and other current assets	(19,258)	(7,086)	(4,199)
Long-term deposits	(527)	(8)	(485)
Value added tax recoverable	22,781	(1,717)	(8,404)
Accounts payable	(53,773)	63,522	39,981
Other current liabilities	7,392	30,142	10,682
Operating lease liabilities	(8,455)	(5,385)	(3,416)
Deferred income	(1,379)	11,149	14,289
Net cash used in operating activities	(367,642)	(549,231)	(216,055)
Cash flows from investing activities
Purchases of short-term investments	(260,274)	(445,000)	(949,161)
Proceeds from maturity of short-term investments	705,274	743,902	405,000
Purchases of investment in equity investee	—	(30,000)	—
Purchases of property and equipment	(24,585)	(18,295)	(10,130)
Proceeds from disposal of property and equipment	0	3	—
Purchases of intangible assets	(399)	(653)	(539)
Net cash provided by (used in) investing activities	420,016	249,957	(554,830)
Cash flows from financing activities
Repayment of short-term borrowings	—	—	(6,527)
Proceeds from exercises of stock options	5,870	7,417	6,664
Proceeds from issuance of ordinary shares upon public offerings	—	818,875	1,137,683
Payment of public offering costs	—	(1,837)	(5,380)
Employee taxes paid related to settlement of equity awards	(7,600)	(4,253)	—
Net cash (used in) provided by financing activities	(1,730)	820,202	1,132,440
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6,274)	1,116	4,862
Net increase in cash, cash equivalents and restricted cash	44,370	522,044	366,417
Cash, cash equivalents and restricted cash — beginning of the year	964,903	442,859	76,442
Cash, cash equivalents and restricted cash — end of the year	1,009,273	964,903	442,859
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	5,269	2,568	788
Payables for purchase of intangible assets	163	191	70
Payables for public offering costs	—	—	1,063
Payables for treasury stock	2	26	—
Right-of-use asset acquired under operating leases	14,801	2,183	6,393
Receivables for disposal of property and equipment	64	—	—
Supplemental disclosure of cash flow information
Cash and cash equivalents	1,008,470	964,100	442,116
Restricted cash, non-current	803	803	743
Total cash and cash equivalents and restricted cash	1,009,273	964,903	442,859
Interest paid	—	—	189
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020

1.    Organization and Principal Activities
Zai Lab Limited was incorporated on March 28, 2013 in the Cayman Islands as an exempted company with limited liability under the Companies Act of the Cayman Islands (as amended). Zai Lab Limited and its subsidiaries (collectively referred to as the “Company”) are focused on discovering, developing, and commercializing products and product candidates that address medical conditions with significant unmet needs, including in the areas of oncology, autoimmune disorders, infectious diseases, and neuroscience.
The Company’s principal operations and geographic markets are in Greater China. The Company has a substantial presence in Greater China and the United States.
As of December 31, 2022, the Company’s significant operating subsidiaries were as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Percentage of Ownership	Principal Activities
Zai Lab (Hong Kong) Limited	Hong Kong	April 29, 2013	100%	Operating company for business development and R&D activities and commercialization of innovative medicines and device
Zai Lab (Shanghai) Co., Ltd.	Mainland China	January 6, 2014	100%	Development and commercialization of innovative medicines and devices
Zai Lab (AUST) Pty. Ltd.	Australia	December 10, 2014	100%	Clinical trial activities
Zai Lab (Suzhou) Co., Ltd.	Mainland China	November 30, 2015	100%	Development and commercialization of innovative medicines
Zai Biopharmaceutical (Suzhou) Co., Ltd.	Mainland China	June 15, 2017	100%	Development and commercialization of innovative medicines
Zai Lab (US) LLC	the United States	April 21, 2017	100%	Operating company for business development, R&D activities and certain business activities, including legal, compliance and communication functions of the Company
Zai Lab International Trading (Shanghai) Co., Ltd.	Mainland China	November 6, 2019	100%	Commercialization of innovative medicines and devices
Zai Auto Immune (Hong Kong) Limited	Hong Kong	November 4, 2020	100%	Operating company for business development and R&D activities
Zai Lab (Taiwan) Limited	Taiwan	December 10, 2020	100%	Commercialization of innovative medicines and devices
Zai Lab Trading (Suzhou) Co., Ltd.	Mainland China	October 27, 2020	100%	Commercialization of innovative medicines and devices

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
2.    Summary of Significant Accounting Policies
(a) Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.
Effective as of March 30, 2022, the Company subdivided each of its issued and unissued ordinary shares into ten ordinary shares (the “Share Subdivision”). Following the Share Subdivision, the Company’s authorized share capital became $30,000 divided into 5,000,000,000 shares with a par value of $0.000006 per share. The numbers of issued and unissued ordinary shares and per share data as disclosed elsewhere in these consolidated financial statements and notes thereto are presented on a basis after taking into account the effects of the Share Subdivision and have been retrospectively adjusted, where applicable. In connection with the Share Subdivision, the conversion ratio of our ADSs to ordinary shares changed from one ADS to one ordinary share to a new ratio of one ADS to ten ordinary shares (the “ADS Ratio Change”). The Share Subdivision and ADS Ratio Change did not result in any change to the number of outstanding ADSs of the Company.
In 2022, the Company began to separately present foreign currency (loss) gain on our consolidated statements of operations. This amount was previously included in other income (expense), net. Additionally, the Company began to provide a breakdown of other income (expense), net in Note 17. We also began to separately present the amount of foreign currency remeasurement loss (gain) on our consolidated statements of cash flows. This amount was previously included in changes in other current liabilities. This change did not have any impact on net cash used in operating activities. Corresponding amounts in the prior periods of the consolidated financial statements have been presented to conform to the current period presentation.
(b) Principles of Consolidation
The consolidated financial statements include the financial statements of the Company. All intercompany transactions and balances are eliminated upon consolidation.
(c) Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, accrual of rebates, recognition of research and development expenses to the appropriate financial reporting period based on the progress of the research and development projects, fair value of share-based compensation expenses, recoverability of deferred tax assets, and a lack of marketability discount of the ordinary shares issued in connection with license and collaboration arrangements (Note 16). These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.
(d) Foreign Currency Translation
The functional currency of Zai Lab Limited, Zai Lab (Hong Kong) Limited, Zai Lab (US) LLC, and Zai Auto Immune (Hong Kong) Limited are the U.S. dollar (“$”). The Company’s Chinese mainland subsidiaries determined their functional currency to be the Chinese Renminbi (“RMB”). The Company’s Australia subsidiary determined its functional currency to be the Australian dollar (“A$”). The Company’s Taiwan subsidiary determined its functional currency to be the Taiwan dollar (“TWD”). The determination of the respective functional currency is based on the criteria of Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters. The Company uses the U.S. dollar as its reporting currency.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Assets and liabilities are translated from each entity’s functional currency to the reporting currency at the exchange rate on the balance sheet date. Equity amounts are translated at historical exchange rates. Revenues, expenses, gains, and losses are translated using the average rate for the period presented. The resulted foreign currency translation adjustments are recorded as a component of other comprehensive loss in the consolidated statements of comprehensive loss, and the accumulated foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of changes in shareholders’ equity.
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
(e) Cash, Cash Equivalents, and Restricted Cash
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on hand, demand deposits, and highly liquid investments with maturity of less than three months and are stated at cost, which approximates fair value.
Restricted Cash
Restricted cash mainly consists of bank deposits held as collateral for issuances of letters of credit.
(f) Short-Term Investments
Short-term investments are time deposits with original maturities between three months and one year. Short-term investments are stated at cost, which approximates fair value. Interest earned is included in interest income.
(g) Accounts Receivable
The Company’s accounts receivable arise from product sales and represent amounts due from its customers. In addition, the Company records accounts receivable arising from its collaborative agreements. From January 1, 2020, the Company adopted the ASU 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. Accounts receivable are recorded at the amounts net of allowances for credit losses. The allowance for credit losses reflects the Company’s current estimate of credit losses expected to be incurred over the life of the receivables. The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses including the aging of receivables and aging trends, customer creditworthiness, and specific exposures related to particular customers. The Company also monitors other risk factors and forward-looking information, such as country-specific risks and economic factors that may affect a debtor’s ability to pay in establishing and adjusting its allowance for credit losses. Accounts receivable are written off when deemed uncollectible.
(h) Notes Receivable
Notes receivable is equal to contractual amounts owed from signed, secured promissory notes issued from customers to the Company. The Company considers the notes receivable to be fully collectible. Accordingly, no allowance for credit loss has been established as of December 31, 2022 and 2021.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
(i) Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average basis. The Company periodically reviews the composition of inventory and shelf life of inventory to identify obsolete, slow-moving, or otherwise non-saleable items. The Company will record a write-down to its net realizable value in cost of sales in the period that the decline in value is first identified.
(j) Prepayments for Equipment
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
Construction in progress represents property and equipment under construction and pending installation and is stated at cost less impairment losses, if any.
(l) Leases
The Company leases facilities for its offices, research and development center, and manufacturing facilities in mainland China, Hong Kong, and the United States. On January 1, 2019, the Company adopted the ASC 842, Leases using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating historical periods before the adoption date.
The Company assessed whether an arrangement contains a lease at inception. The Company’s leases are all classified as operating leases with fixed lease payments, or minimum payments, as contractually stated in the lease agreements. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Operating lease liabilities that become due within one year of the balance sheet date are classified as current operating lease liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.
At the commencement date of a lease, the Company recognizes a lease liability for future fixed lease payments and a right-of-use (“ROU”) asset representing the right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term. The lease term includes periods for which the Company is reasonably certain that the renewal options will be exercised and the termination options will not be exercised. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The incremental borrowing rate is reevaluated upon a lease modification. The Company considered information available at the adoption date of ASC 842 to determine the incremental borrowing rate for leases in existence as of this date.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The ROU asset is measured at the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by the Company, and lease incentives. Under ASC 842, land use rights agreements are also considered to be operating lease contracts.
The Company elected to apply each of the practical expedients described in ASC 842 which allow companies (i) not to reassess prior conclusions on whether any expired or existing contracts are or contain a lease, lease classification, and initial direct costs upon adoption of ASC 842, (ii) combine lease and non-lease components for all underlying assets groups, and (iii) not recognize ROU assets or lease liabilities for short term leases. A short-term lease is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
(m) Land Use Rights
All land in mainland China is subject to government or collective ownership. Land use rights can be purchased for a specified period of time. The purchase price of land use rights represents the operating lease prepayments under ASC 842 and is recorded as land use rights on the balance sheet, which is amortized over the remaining lease term.
In 2019, the Company acquired land use rights for a term of 30 years from the local Bureau of Land and Resources in Suzhou for the purpose of constructing and operating the research center and biologics manufacturing facility in Suzhou.
(n) Long-Term Deposits
Long-term deposits represent amounts paid in connection with the Company’s long-term lease agreements.
(o) Value Added Tax Recoverable
Value added tax recoverable represents amounts paid by the Company for purchases. The amounts were recorded as long-term assets considering they were expected to be deducted from future value added tax payables arising on the Company’s future revenues.
(p) Intangible Assets
Intangible assets mainly consist of externally purchased software which are amortized over three to five years on a straight-line basis. Amortization expenses for 2022, 2021, and 2020 were $0.5 million, $0.5 million, and $0.3 million, respectively. Amortization expenses of the Company’s intangible assets are expected to be approximately $0.6 million, $0.5 million, $0.3 million, $0.1 million, insignificant amount, and nil for 2023, 2024, 2025, 2026, 2027, and thereafter, respectively.
(q) Impairment of Long-Lived Assets
The Company evaluates long-lived assets, which includes intangible assets, tangible assets, and ROU assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the related asset group to its future undiscounted cash flows. The Company measures any amount of impairment based on the difference between the carrying value and the estimated fair value of the impaired asset group. Long-lived assets are reported at the lower of carrying amount or fair value less cost to sell. Impairment of the Company’s long-lived assets was not material for 2022, 2021, and 2020.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
(r) Fair Value Measurements
The Company applies ASC topic 820 (“ASC 820”), Fair Value Measurements and Disclosures, in measuring fair value. ASC 820 defines fair value, establishes a framework for measuring fair value, and requires disclosures to be provided on fair value measurement.
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
Equity investments with readily determinable fair value are measured using level 1 inputs and were $6.4 million and $15.4 million as of December 31, 2022 and 2021, respectively. The unrealized gains and losses from fair value changes are recognized in other income (expenses), net in the consolidated statements of operations.
Financial instruments of the Company primarily include cash, cash equivalents and restricted cash, short-term investments, accounts receivable, notes receivable, prepayments, and other current assets, accounts payable, and other current liabilities. As of December 31, 2022 and 2021, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, prepayments, and other current assets, accounts payable, and other current liabilities approximated their fair values due to the short-term maturity of these instruments, and the carrying value of restricted cash approximated its fair value based on the nature of the assessment of the ability to recover these amounts.
(s) Revenue Recognition
In 2018, the Company adopted ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied.
The Company’s revenue is mainly from product sales. The Company recognizes revenue from product sales when the Company has satisfied the performance obligation by transferring control of the product to the customers. Control of the product generally transfers to the customers when the delivery is made and when title and risk of loss transfers to the consumers. Cost of sales mainly consists of the acquisition cost of products, the manufacturing cost of products, royalty fees, and sales-based milestone payments.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The Company has applied the practical expedients under ASC 606 with regard to assessment of financing component and concluded that there is no significant financing component given that the period between delivery of goods and payment is generally one year or less. The Company’s product revenues were mainly generated from the sale of ZEJULA (niraparib), Optune (Tumor Treating Fields), QINLOCK (ripretinib), and NUZYRA (Omadacycline) to customers.
In mainland China, the Company sells the products to distributors, who ultimately sell the products to health care providers. Based on the nature of the arrangements, the performance obligations are satisfied upon the delivery of the products to distributors. Rebates are offered to distributors, consistent with pharmaceutical industry practices. The estimated amount of unpaid or unbilled rebates are recorded as a reduction of revenue, if any. Estimated rebates are determined based on contracted rates and sales volumes and to a lesser extent, distributor inventories. The Company regularly reviews the information related to these estimates and adjusts the amount accordingly.
In Hong Kong, the Company sells the products to customers, which are typically healthcare providers such as oncology centers. The Company utilizes a third party for warehousing services. Based on the nature of the arrangements, the Company has determined that it is a principal in the transaction since the Company is primarily responsible for fulfilling the promise to provide the products to the customers, maintains inventory risk until delivery to the customers, and has latitude in establishing the price. Revenue was recognized at the amount to which the Company expected to be entitled in exchange for the sale of the products, which is the sales price agreed with the customers. Consideration paid to the third party is recognized in operating expenses.
The Company didn’t recognize any contract assets and contract liabilities as of December 31, 2022 and 2021.
(t) Collaborative Arrangements
The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.
For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted pursuant to ASC 808, an appropriate recognition method is determined and applied consistently.
(u) Research and Development Expenses
Elements of research and development expenses primarily include (i) payroll and other related costs of personnel engaged in research and development activities; (ii) in-licensed patent rights fees of exclusive development rights of products granted to the Company; (iii) costs related to pre-clinical testing of the Company’s technologies under development and clinical trials such as payments to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), investigators, and clinical trial sites that conduct our clinical studies; (iv) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses; and (v) other research and development expenses. Research and development expenses are charged to expense as incurred and have no alternative future uses.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
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
(v) Deferred Income
Deferred income mainly consists of deferred income from government grants, American Depositary Receipts (the “ADR”) Program Agreement with ADR depositary bank (the “DB”) in July 2017, and the upfront payments received from Huizheng.
Government grants consist of cash subsidies received by the Company’s subsidiaries in mainland China from local governments. Grants received as incentives for conducting business in certain local districts with no performance obligation or other restriction as to the use are recognized when cash is received. We included $11.5 million, $4.1 million, and $7.3 million of cash grants in other income for 2022, 2021, and 2020, respectively. Grants received with government specified performance obligations are recognized when all the obligations have been fulfilled. If such obligations are not satisfied, the Company may be required to refund the subsidy. We recorded $0.9 million and $2.4 million of cash grants in deferred income as of December 31, 2022 and 2021, respectively, which will be recognized when the government specified performance obligation is satisfied.
According to the ADR Program Agreement, the Company has the right to receive reimbursements for using DB’s services, subject to the compliance by the Company with the terms of the agreement. The Company performed a detailed assessment of the requirements and recognizes the reimbursements it expects to be entitled to over the five-year contract term as other income. We recorded $0.2 million, $0.3 million, and $0.3 million in other income for 2022, 2021, and 2020, respectively. We recorded nil and $0.2 million in deferred income as of December 31, 2022 and 2021, respectively.
In March 2020, the Company entered into an exclusive promotion agreement with Huizheng. Under the terms of the agreement, the Company will leverage Hanhui’s existing infrastructure to optimize an anticipated future commercial launch of NUZYRA in mainland China given that NUZYRA is a broad-spectrum antibiotic in both hospital and community care facilities. In exchange for the exclusive promotion rights in mainland China, Huizheng has agreed to pay the Company a non-creditable, upfront payment in the amount of RMB230.0 million. The Company received RMB90.0 million in April 2020 and received RMB70.0 million in February 2022. The Company assessed and determined to record the upfront payment as deferred income and amortize it over 10 years from the date when the income recognition criteria were met. In December 2021, the Company obtained the regulatory approval for the commercialization of NUZYRA in mainland China which triggered the income recognition criteria and therefore the Company started to amortize the deferred income into collaboration revenue on monthly basis. We recorded $2.4 million, $0.2 million, and nil in collaboration revenue for 2022, 2021, and 2020, respectively. We recorded $20.5 million and $24.9 million in deferred income as of December 31, 2022 and 2021, respectively.
(w) Comprehensive Loss
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

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
(x) Share-Based Compensation
The Company grants share options and non-vested restricted shares to eligible employees, non-employees, and directors and accounts for these share-based awards in accordance with ASC 718, Compensation-Stock Compensation.
Share-based awards are measured at grant date fair value using the Black–Scholes model. In accordance with ASC 718, the Company has elected to use the straight-line method to recognize compensation expense for share awards with graded vesting based on service conditions, subject to the minimum amount of cumulative compensation expense recognized is not less than the portion of the award vested to date. The Company recognized as expenses (i) immediately at grant date if no vesting conditions are required; or (ii) using a straight-line method over the requisite service period, which is the vesting period.
All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.
To the extent the required vesting conditions are not met, resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed.
The Company determines the fair value of stock options granted to employees using the Black-Scholes option valuation model.
(y) Income Taxes
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
The Company evaluates its uncertain tax positions using the provisions of ASC 740, Income Taxes, which requires that realization of an uncertain income tax position be recognized in the financial statements. The benefit to be recorded in the financial statements is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense. No unrecognized tax benefits and related interest and penalties were recorded in any of the periods presented.
(z) Earnings (Loss) Per Share
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

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
(aa) Segment Information
In accordance with ASC 280, Segment Reporting, the Company’s chief operating decision maker, the Chief Executive Officer, reviews the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole and therefore, the Company has only one operating and reportable segment.
(ab) Concentration of Risks
Concentration of Customers
The following customers accounted for 10% or more of revenue (in thousands):

	Year Ended December 31,
	2022	2021	2020
	$	$	$
A	52,534	40,634	15,774

Concentration of Suppliers
The following suppliers accounted for 10% or more of research and development expenses and inventory purchases (in thousands):

	Year Ended December 31,
	2022	2021	2020
	$	$	$
C	*	*	33,564
D	*	*	26,710
E	*	165,431	*
F	*	66,650	*
*Represents less than 10% of research and development expenses and inventory purchases for the period.
Concentration of Credit Risk
Financial instruments that are potentially subject to significant concentration of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable.
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of loss due to credit risk. As of December 31, 2022 and 2021, all of the Company’s cash and cash equivalents and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which management believes are of high credit quality and continually monitors the credit worthiness of these financial institutions.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The following debtors accounted for 10% or more of accounts receivable balances (in thousands):

	December 31,
	2022	2021
	$	$
A	9,342	10,293
B	*	10,979

*	Represents less than 10% of accounts receivable as of the applicable date.
Accounts receivable are typically unsecured and are derived from product sales and collaborative arrangements. The Company manages credit risk of accounts receivable through ongoing monitoring of the outstanding balances and limits the amount of credit extended based upon payment history and credit worthiness. Historically, the Company has collected receivables from customers within the credit terms with no significant credit losses incurred.
Certain accounts receivable balances may be settled in the form of notes receivable. As of December 31, 2022, notes receivable represented bank acceptance promissory notes that are non-interest bearing and due within six months. Notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to be known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at the Company’s discretion, and this selection does not impact the agreed contractual purchase prices.
Foreign Currency Risk
RMB is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of RMB316.8 million and RMB151.7 million, which were denominated in RMB, as of December 31, 2022 and 2021, respectively, representing 5% and 2% of cash and cash equivalents as of December 31, 2022 and 2021, respectively.
(ac) Recent Accounting Pronouncements
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

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
3.    Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents (in thousands):

	December 31,
	2022	2021
	$	$
Cash at bank and in hand	1,007,423	663,472
Cash equivalents (note (i))	1,047	300,628
	1,008,470	964,100
Denominated in:
US$	957,824	932,888
RMB (note (ii))	45,486	23,791
Hong Kong dollar (“HK$”)	4,378	6,674
Australian dollar (“A$”)	598	475
Taiwan dollar (“TW$”)	184	272
	1,008,470	964,100
Notes:
(i)Cash equivalents represent short-term and highly liquid investments in a money market fund.
(ii)Certain cash and bank balances denominated in RMB were deposited with banks in mainland China. The conversion of these RMB denominated balances into foreign currencies is subject to the rules and regulations of foreign exchange control promulgated by the Chinese government.
4.    Restricted Cash, Non-Current
The Company’s restricted cash balance was $0.8 million as of both December 31, 2022 and 2021 and consisted of long-term bank deposits held as collateral for issuance of letters of credit. These deposits will be released when the related letters of credit are settled by the Company.
5.    Short-Term Investments
Short-term investments are primarily comprised of time deposits with original maturities between three months and one year. The short-term investments balance was nil as of December 31, 2022. The Company’s short-term investments balance was $445.0 million as of December 31, 2021 and consisted entirely of short-term held to maturity debt instruments with high credit ratings, which were determined to have remote risk of expected credit loss. Accordingly, no allowance for credit loss was recorded as of December 31, 2021.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
6.    Inventories, Net
The Company’s net inventory balance was $31.6 million and $19.0 million as of December 31, 2022 and 2021, respectively, and mainly consisted of finished goods purchased from Tesaro Inc., now GlaxoSmithKline plc (“GSK”), for distribution in Hong Kong, from NovoCure Limited (“NovoCure”) for distribution in Hong Kong and mainland China, and from Deciphera Pharmaceuticals, LLC (“Deciphera”) for distribution in Hong Kong, mainland China, and Taiwan, as well as finished goods and certain raw materials for ZEJULA and NUZYRA commercialization in mainland China.
The following table presents the Company’s inventories, net (in thousands):

	December 31,
	2022	2021
	$	$
Finished goods	12,156	5,632
Raw materials	19,029	13,231
Work in progress	436	88
Inventories	31,621	18,951
The Company writes down inventory for any excess or obsolete inventories or when the Company believes that the net realizable value of inventories is less than the carrying value. The Company recorded write-downs in cost of sales of $0.5 million, $1.4 million, and nil during the years ended December 31, 2022, 2021, and 2020, respectively.
7.    Long-Term Investments
In July 2021, the Company made an equity investment in MacroGenics Inc. (“MacroGenics”), a biopharmaceutical company focused on developing and commercializing innovative monoclonal antibody-based therapeutics for the treatment of cancer, in a private placement with total contributions of $30,000 and obtained 958,467 newly issued common shares of MacroGenics at $31.30 per share. The Company recorded this investment at acquisition cost and subsequently measured it at fair value, with the changes in fair value recognized in other income (expenses), net in the consolidated statements of operations. The equity investments with readily determinable fair value are measured using level 1 inputs and were $6.4 million and $15.4 million as of December 31, 2022 and 2021, respectively. The Company recognized a fair value loss of $9.0 million, $14.6 million, and nil for 2022, 2021, and 2020, respectively.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
8.    Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net (in thousands):

	December 31,
	2022	2021
	$	$
Office equipment	977	836
Electronic equipment	7,416	5,036
Vehicles	202	220
Laboratory equipment	18,726	17,069
Manufacturing equipment	17,055	14,600
Leasehold improvements	11,300	10,432
Construction in progress	24,251	11,334
	79,927	59,527
Less: accumulated depreciation	(22,064)	(16,425)
Property and equipment, net	57,863	43,102
Depreciation expense was $7.7 million, $6.0 million, and $4.3 million for 2022, 2021, and 2020, respectively.
9.    Leases
The Company leases facilities for its offices, research and development center, and manufacturing facilities in mainland China, Hong Kong, Taiwan, and the United States. Lease terms vary based on the nature of operations and market dynamics; however, all leased facilities are classified as operating leases with remaining lease terms between one and seven years.
The following table presents operating lease costs (in thousands). Total lease expense related to short-term leases was insignificant for those periods presented.

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Operating fixed lease cost	8,774	6,263	4,539
The following table presents operating cash flows related to leases (in thousands):

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Cash paid for amounts included in measurement of lease liabilities	8,084	5,840	4,056
Non-cash operating lease liabilities arising from obtaining operating right-of-use assets	14,801	2,183	6,393

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The maturities of lease liabilities in accordance with ASC Topic 842, Leases in each of the next five years and thereafter were as follows:

Year Ended December 31,
$
2023	7,561
2024	6,184
2025	4,586
2026	1,734
2027	822
Thereafter	391
Total lease payments	21,278
Less: imputed interest	(885)
Present value of minimum operating lease payments	20,393
Weighted-average remaining lease terms and discount rates are as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term	2.6 years	4.2 years
Weighted-average discount rate	3.4%	2.3%
10.    Revenue
Product Revenue, Net
The Company’s product revenue is primarily derived from the sales of ZEJULA, Optune, QINLOCK, and NUZYRA in mainland China and Hong Kong. The table below presents the Company’s net product sales (in thousands):

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Product revenue — gross	234,009	190,180	57,355
Less: Rebates and sales returns	(21,337)	(46,075)	(8,397)
Product revenue — net	212,672	144,105	48,958
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The following table presents net revenue by product (in thousands):

	Year Ended December 31,
	2022	2021	2020
	$	$	$
ZEJULA	145,194	93,579	32,138
Optune	47,321	38,903	16,418
QINLOCK	14,957	11,620	402
NUZYRA	5,200	3	—
Total product revenue — net	212,672	144,105	48,958

Collaboration Revenue
The Company’s collaboration revenue was $2.4 million, $0.2 million, and nil for 2022, 2021, and 2020, respectively. Accounts receivable arising from the Company’s collaborative arrangement were nil and $11.0 million as of December 31, 2022 and 2021, respectively. The collaboration revenue was from the Company’s exclusive promotion arrangement with Huizheng.
11.    Income Tax
Cayman Islands
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
Australia
Zai Lab (AUST) Pty. Ltd. is incorporated in Australia and is subject to corporate income tax at a rate of 30%. Zai Lab (AUST) Pty. Ltd. had no taxable income for the periods presented; therefore, no provision for income taxes is required.
United States
Zai Lab (US) LLC is incorporated in the United States and is subject to U.S. federal corporate income tax at a rate of 21%. Zai Lab (US) LLC is also subject to state income tax in Delaware. Zai Lab (US) LLC had no taxable income for the periods presented; therefore, no provision for income taxes is required.
Taiwan
Zai Lab (Taiwan) Limited is incorporated in Taiwan and is subject to corporate income tax at a rate of 20%. Zai Lab (Taiwan) Limited had no taxable income for the periods presented; therefore, no provision for income taxes is required.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Hong Kong
Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited are incorporated in Hong Kong. Companies registered in Hong Kong are subject to Hong Kong profits tax on the taxable income as reported in their respective statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Under the two-tiered profits tax rates regime in Hong Kong, the first HK$2 million of profits of the qualifying group entity will be taxed at 8.25%, and profits above HK$2 million will be taxed at 16.5%. For the years ended December 31, 2022, 2021, and 2020, Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong for any of the periods presented. Under the Hong Kong tax law, Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited are exempted from income tax on its foreign-derived income, and there are no withholding taxes in Hong Kong on remittance of dividends.
People’s Republic of China
Under EIT Law, the statutory income tax rate is 25%, and the EIT rate will be reduced to 15% for state-encouraged High and New Technology Enterprises (“HNTE”). Zai Lab (Shanghai) Co., Ltd., first obtained a HNTE certificate in 2018 and began to enjoy the preferential tax rate of 15% from 2018 to 2020 and further extended the certificate in 2021 effective for 2021 to 2023. Zai Lab International Trading (Shanghai) Co., Ltd., Zai Lab (Suzhou) Co., Ltd., Zai Biopharmaceutical (Suzhou) Co., Ltd., and Zai Lab Trading (Suzhou) Co., Ltd. are subject to the statutory rate of 25%.
No provision for income taxes has been required to be accrued because the Company and all of its subsidiaries are in cumulative loss positions for the periods presented.
The following table presents loss (income) before income taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Cayman Islands	19,454	28,401	2,612
British Virgin Islands	2	2	3
Mainland China	290,056	340,865	220,813
Hong Kong	53,425	243,400	20,022
United States	79,620	89,374	24,616
Australia	(260)	1,758	839
Taiwan	989	671	—
	443,286	704,471	268,905

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Reconciliations of the differences between the Chinese statutory income tax rate and the Company’s effective income tax rate are as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory income tax rate	25%	25%	25%
Share-based compensation	(1.40%)	(0.92%)	(1.36%)
Research and development super deduction	2.51%	—%	—%
Non-deductible expenses	(2.31%)	(5.78%)	(1.17%)
Prior year tax filing adjustment	6.33%	1.50%	1.78%
Effect of different tax rate of subsidiary operation in other subsidiaries	(2.85%)	(4.60%)	(1.04%)
Preferential tax rate	(6.26%)	(4.30%)	(7.48%)
Changes in valuation allowance	(21.02%)	(10.90%)	(15.73%)
Effective income tax rate	—%	—%	—%
The following table presents the principal components of deferred tax assets and liabilities (in thousands):

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Deferred tax assets:
Depreciation of property and equipment, net	98	108	84
Research and experimental capitalization	22,476	—	—
Share-based compensation	1,787	—	—
Accrued expenses	1,800	—	—
Government grants	189	496	400
Deferred revenue	3,378	3,733	2,069
Qualified donation	12,947	10,246	7,627
Net operating loss carry forwards	241,397	175,101	94,954
Less: valuation allowance	(284,072)	(189,684)	(105,134)
Deferred tax assets, net	—	—	—
The Company considers positive and negative evidence to determine whether some portion or all of the deferred tax assets will be more likely than not realized. This assessment considers, among other matters, the nature, frequency, and severity of recent losses and forecasts of future profitability. These assumptions require significant judgment, and the forecasts of future taxable income are consistent with the plans and estimates the Company is using to manage the underlying businesses. Valuation allowances are established for deferred tax assets based on a more likely than not threshold. The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carry forward periods provided for in the tax law. In 2022 and 2021, the Company determined that the deferred tax assets on temporary differences and net operating loss carry forwards were related to certain subsidiaries, for which the Company is not able to conclude that the future realization of those net operating loss carry forwards and other deferred tax assets are more likely than not. As such, it has fully provided valuation allowance for the deferred tax assets as of December 31, 2022 and 2021. As of December 31, 2022, 2021 and 2020, the Company had net operating losses of approximately $1,483.2 million, $1,089.7 million, and $605.2 million, respectively. As of December 31, 2022, net operating loss carryforwards related to the Company’s subsidiaries in mainland China, Hong Kong, Taiwan, the United States, and Australia are $1,225.9 million, $43.9 million, $1.5 million, $208.1 million, and $3.8 million, respectively. Net operating loss carryforwards in mainland China and Taiwan expire through 2032 and those in Hong Kong, the United States, and Australia do not expire.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The following table presents that movement of the valuation allowance:

	2022	2021
	$	$
Balance as of January 1,	(189,684)	(105,134)
Additions	(94,388)	(84,550)
Balance as of December 31,	(284,072)	(189,684)
Uncertainties exist with respect to how the current income tax law in mainland China applies to the Company’s overall operations, and more specifically, with regard to tax residency status. The EIT Law includes a provision specifying that legal entities organized outside of mainland China will be considered residents for Chinese income tax purposes if the place of effective management or control is within mainland China. The implementation rules to the EIT Law provide that non-resident legal entities will be considered Chinese residents if substantial and overall management and control over the manufacturing and business operations, personnel, accounting, and properties occurs within mainland China. Despite the present uncertainties resulting from the limited Chinese tax guidance on the issue, the Company does not believe that the legal entities organized outside of mainland China within the Company should be treated as residents for EIT Law purposes. If the Chinese tax authorities subsequently determine that the Company and its subsidiaries registered outside of mainland China should be deemed resident enterprises, the Company and its subsidiaries registered outside of mainland China will be subject to Chinese income taxes, at a rate of 25%. The Company is not subject to any other uncertain tax position.
12.    Other Current Liabilities
The following table presents the Company’s other current liabilities (in thousands):

	December 31,
	2022	2021
	$	$
Payroll	31,689	25,685
Accrued professional service fee	4,080	4,319
Payables for purchase of property and equipment	5,269	2,568
Accrued rebate to distributors	8,443	15,001
Tax payables	13,283	8,817
Others (i)	4,054	4,421
Total	66,818	60,811
(i)Others mainly include accrued travel and business-related expenses.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
13.    Loss Per Share
The following table presents the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to ordinary shareholders	(443,286)	(704,471)	(268,905)
Denominator:
Weighted average number of ordinary shares - basic and diluted	958,067,140	929,921,120	776,677,430
Net loss per share-basic and diluted	(0.46)	(0.76)	(0.35)
As a result of the Company’s net loss for the years ended December 31, 2022, 2021, and 2020, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	December 31,
	2022	2021	2020
Share options	91,181,420	81,015,590	87,559,200
Non-vested restricted shares	33,433,890	9,567,360	5,417,500
14.    Related Party Transactions
The Company incurred research and development expenses for product research and development services provided by MEDx (Suzhou) Translational Medicine Co., Ltd (“MEDx”), over which an immediate family member of our Chief Executive Officer and Chairperson of the Board held significant influence. The Company incurred development expenses with MEDx of $0.4 million, $0.7 million, and $0.7 million during the years ended December 31, 2022, 2021, and 2020, respectively.
15.    Share-Based Compensation
In March 2015, the Board of Directors of the Company approved an Equity Incentive Plan (the “2015 Plan”), pursuant to which the Board of Directors could grant options to purchase ordinary shares to management including officers, directors, employees, and individual advisors who rendered services to the Company. In August 2017, in connection with the completion of the Company’s initial public offering on Nasdaq (the “IPO”), the Board of Directors approved the 2017 Equity Incentive Plan (the “2017 Plan”). All equity-based awards subsequent to the IPO would be granted under the 2017 Plan. The 2017 Plan provided for an automatic annual increase to the number of ordinary shares reserved under the 2017 Plan on each January 1st between January 1, 2018 and January 1, 2027 equal to the lesser of 4% of the number of ordinary shares outstanding as of the close of business on the immediately prior December 31st or such number as approved by the Board on or prior to such date each year.
On June 22, 2022, at the 2022 Annual General Meeting of Shareholders of the Company, the Company’s shareholders approved the 2022 Equity Incentive Plan (the “2022 Plan”), which was previously approved by the Board of Directors on April 20, 2022, conditioned on and subject to (i) the dual primary listing of the Company on the Main Board of The Stock Exchange of Hong Kong Limited (the “Hong Kong Stock Exchange”) and (ii) the granting of a waiver on Note 1 to Rule 17.03(9) of the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited. The Company’s voluntary conversion of its secondary listing status to primary listing status on the Hong Kong Stock Exchange became effective on June 27, 2022, and the waiver was granted to the Company in connection with the primary conversion. As such, the 2022 Plan became effective on June 27, 2022, and the aggregate number of shares that may be delivered in satisfaction of awards under the 2022 Plan is 97,908,743 ordinary shares as of June 22, 2022. No new grants will be made under the 2015 Plan or the 2017 Plan as of the effective date of the 2022 Plan.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
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
Upon each settlement date of the share awards, shares were withheld to cover the required withholding tax, which was based on the value of a share on the settlement date as determined by the closing price of the ADSs on the trading day of the applicable settlement date. The remaining shares after the withholding were delivered to the recipient. The amount remitted to the tax authorities for employee tax obligations was reflected as a financing activity on the consolidated statements of cash flows. These shares withheld by the Company as a result of the net settlement were accounted for as treasury stock and considered issued but not outstanding.
Stock Option Activity
The following table presents a summary of option activity and related information during the year ended December 31, 2022:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2021	81,015,590	$2.79	5.98	$339,570
Granted	22,571,050	$4.37
Exercised	(5,151,190)	$1.14
Forfeited	(7,254,030)	$5.66
Outstanding at December 31, 2022	91,181,420	$3.05	5.89	$115,969
Vested and exercisable as of December 31, 2022	54,682,520	$1.48	4.22	$112,582
The aggregate intrinsic value of stock options exercised during 2022, 2021, and 2020 was $14.3 million, $170.4 million, and $64.8 million, respectively.
Stock Option Valuation Assumptions
The following table presents the assumptions used to estimate the fair values of the share options granted:

	2022	2021	2020
Risk-free rate of return	1.4%-4.0%	0.9%-1.4%	0.4%-0.8%
Expected term (in years)	6.5	6, 6.25 or 6.5	6 or 6.5
Estimated volatility rate	65%	65%	70%
Expected dividend rate	0%	0%	0%

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Non-Vested Restricted Shares Activity
The following table summarized the Company’s non-vested restricted share activity in 2022:

	Numbers of non-vested restricted shares	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Non-vested as of December 31, 2021	9,567,360	3.36	$60,131
Granted	30,663,040
Vested	(1,940,680)
Forfeited	(4,855,830)
Non-vested as of December 31, 2022	33,433,890	3.55	$102,642
Stock-Based Compensation Expenses
Options granted are measured based on grant-date fair value estimated using the Black-Scholes option pricing model. The grant-date fair value of restricted shares is the fair value of the underlying stock on the award’s grant date. Compensation expense is recognized over the vesting period of the applicable awards on a straight-line basis. The weighted-average grant-date fair value per share for options granted during 2022, 2021, and 2020 were $2.74, $12.60, and $4.06 per share, respectively. The weighted-average grant-date fair value per share for restricted shares granted in 2022, 2021, and 2020 were $3.71, $10.55, and $7.46 per share, respectively.
The following table presents the stock-based compensation expense which has been reported in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Selling, general and administrative	38,118	23,194	15,718
Research and development	23,184	17,520	9,112
Total	61,302	40,714	24,830
As of December 31, 2022, there was unrecognized share-based compensation expense related to unvested share options and unvested restricted shares of $101.3 million and $128.6 million, respectively, which the Company expects to recognize over a weighted-average period of 3.34 years and 3.59 years, respectively.

16.    License and Collaboration Agreements
The Company may enter into collaboration agreements with third parties to license intellectual property. These agreements may require the Company to make payments related to certain future development, regulatory, and sales-based milestones as well as tiered royalties on future sales of licensed products in the licensed territory. Payments under these agreements generally become due and payable upon the achievement of such milestones or sales. These commitments are not recorded as liabilities on the consolidated balance sheet because the achievement and timing of these milestones are not fixed and determinable. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item when we become obligated to pay, which is generally in the same fiscal year of payment unless otherwise noted. The following is a description of the Company’s significant license and collaboration agreements as of December 31, 2022.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
License and Collaboration Agreement with GSK (Niraparib)
In September 2016, the Company entered into a collaboration, development, and license agreement with Tesaro, Inc., a company later acquired by GSK, pursuant to which the Company obtained an exclusive sublicense under certain patents and know-how of GSK to develop, manufacture, and commercialize GSK’s proprietary PARP inhibitor, niraparib, in mainland China, Hong Kong, and Macau for the diagnosis and prevention of any human diseases or conditions (other than prostate cancer).
To date, the Company has made an upfront payment of $15.0 million and has paid $16.5 million development, regulatory, and sales-based milestones, including a $1.0 million milestone payment accrued in 2020 and made in 2021, a $4.0 million milestone payment made in 2022, and a $3.5 million development milestone and $8.0 million sales-based milestone paid in 2022, which were accrued in 2019 and 2021, respectively.
The Company may be required to pay an additional aggregate amount of up to $28.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentages rates ranging from mid- to high-teens on annual net sales of the licensed products in the licensed territories.
License and Collaboration Agreement with Paratek Bermuda Ltd. (“Paratek”) (Omadacycline)
In April 2017, the Company entered into a license and collaboration agreement with Paratek, pursuant to which the Company obtained both an exclusive license under certain patents and know-how of Paratek and an exclusive sub-license under certain intellectual property that Paratek licensed from Tufts University to develop, manufacture, and commercialize products containing omadacycline (ZL-2401) as an active ingredient in Greater China in the field of all human therapeutic and preventative uses other than biodefense.
To date, the Company has made an upfront payment of $7.5 million and has paid $14.0 million in development and regulatory milestone payments, including a $5.0 million development milestone payment upon approval by the FDA of a New Drug Application (“NDA”) submission in 2018, a $3.0 million development milestone payment upon submission of the first regulatory approval application for a licensed product in the People’s Republic of China paid in 2020, and a $6.0 million development milestone upon regulatory approval of omadacycline for the treatment of adults with ABSSSI and CABP in the People’s Republic of China accrued in December 2021 and paid in 2022.
The Company may be required to pay an additional aggregate amount of up to $40.5 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentages rates ranging from low- to mid-teens on annual net sales of licensed products in the licensed territory.
License and Collaboration Agreement with Amgen (Bemarituzumab)
In December 2017, the Company entered into a license and collaboration agreement with Five Prime Therapeutics, Inc. (later acquired by Amgen), pursuant to which it obtained an exclusive license under certain patents and know-how of Five Prime to develop and commercialize products containing Five Prime’s proprietary afucosylated FGFR2b antibody known as bemarituzumab (FPA144) as an active ingredient in the treatment or prevention of any disease or condition in humans in Greater China.
To date, the Company has made an upfront payment of $5.0 million and a milestone payment of $2.0 million. The Company may be required to pay an additional aggregate amount of up to $37.0 million in development and regulatory milestones as well as certain royalties at tiered percentage rates ranging from high-teens to low twenties on annual net sales of the licensed product in the licensed territory.
Under the terms of the agreement, provided that the Company enrolls and treats a specified number of patients in the bemarituzumab FPA144-004 study in mainland China, the Company is eligible to receive a low single-digit percentage quarterly royalty, on a licensed product-by-licensed product basis on net sales of all licensed product outside of the licensed territory until the tenth (10th) anniversary of the first commercial sale of each such licensed product outside the licensed territory.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
License and Collaboration Agreement with Entasis Therapeutics Holdings Inc.(“Entasis”) (SUL-DUR)
In April 2018, the Company entered into a license and collaboration agreement with Entasis, pursuant to which it obtained an exclusive license under certain patents and know-how of Entasis to develop and commercialize products containing Entasis’ proprietary compounds known as durlobactam (ETX2514) and Sulbactam (ETX2514SUL) as an active ingredient with the possibility of developing and commercializing a combination of such compounds with Imipenem in all human diagnostic, prophylactic, and therapeutic uses in Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand, and Japan. The Company’s rights to develop and commercialize the licensed products are limited to the lead product (Sulbactam) until such lead product receives initial FDA approval in the United States.
To date, the Company has made an upfront payment of $5.0 million and two development milestone payments totaling $7.0 million. The Company may be required to pay an additional aggregate amount of up to $91.6 million in development and commercial milestones as well as certain royalties at tiered percentage rates ranging from high single digits to low-teens on annual net sales of the licensed products in the licensed territory. The Company is also responsible for a portion of the costs of the global pivotal Phase III clinical trial of SUL-DUR outside of the territory.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Entasis.
License and Collaboration Agreement with Crescendo Biologics Ltd. (“Crescendo”) (ZL-1102)
In May 2018, the Company entered into an agreement with Crescendo, pursuant to which the Company obtained an exclusive, worldwide license to develop, commercialize, and manufacture ZL-1102, a topical, innovative antibody VH domain therapeutic for all indications. Pursuant to the terms of the agreement, the Company will be responsible for conducting all regulatory filings, clinical studies, and commercialization activities, with both companies participating in a Joint Development Committee.
In October 2020, the Company and Crescendo entered into a supplemental license agreement, under which Crescendo granted to the Company a non-exclusive, worldwide license to use the Crescendo VH HLEs in connection with the development, commercialization, manufacture, and other exploitation of VH HLE licensed products.
To date, the Company has made two upfront fee payments totaling $4.5 million, including a $2.5 million payment in 2020, and three milestone payments totaling $6.0 million, including a $2.0 million payment in 2020 and a $4.0 million payment in 2021. The Company may be required to pay an additional aggregate amount of up to $298.1 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates on annual global sales.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Crescendo.
License and Collaboration Agreement with NovoCure (Tumor Treating Fields)
In September 2018, the Company entered into a license and collaboration agreement with NovoCure, pursuant to which it obtained an exclusive license under certain patents and know-how of NovoCure to develop and commercialize Tumor Treating Fields products in all human therapeutic and preventative uses in the field of oncology in Greater China.
To date, the Company has made an upfront payment of $15.0 million in 2018 and two milestone payments totaling $10.0 million made in 2020. The Company may be required to pay an additional aggregate amount of up to $68.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to mid-teens on annual net sales of the licensed products in the licensed territory. The Company will purchase licensed products exclusively from NovoCure at NovoCure’s fully burdened manufacturing cost.
The Company has the right to terminate this agreement at any time by providing written notice of termination to NovoCure.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
License and Collaboration Agreements with MacroGenics (including Margetuximab and Tebotelimab)
In November 2018, the Company entered into a collaboration agreement with MacroGenics, pursuant to which it obtained an exclusive license under certain patents and know-how of MacroGenics to develop and commercialize margetuximab, tebotelimab (MGD-013), and an undisclosed multi-specific TRIDENT molecule in pre-clinical development, each as an active ingredient in all human fields of use, except to the extent limited by any applicable third party agreement of MacroGenics in Greater China.
To date, the Company has made an upfront payment of $25.0 million and three milestone payments totaling $9.0 million, including $4.0 million paid in 2020 and $5.0 million accrued in 2021 but paid in 2022. The Company may be required to pay an additional aggregate amount of up to $84.0 million in development and regulatory milestones as well as certain royalties at tiered percentage rates ranging from low-teens to twenties on annual net sales of the licensed products in the licensed territory. The tebotelimab program was terminated in 2022, but we continue to collaborate with respect to the other licensed products.
The Company has the right to terminate this agreement at any time by providing written notice of termination to MacroGenics.
In June 2021, the Company entered into another collaboration and license agreement with MacroGenics, pursuant to which the Company and MacroGenics made four collaboration programs involving up to four immuno-oncology molecules. The first collaboration program covers a lead research molecule that incorporates MacroGenics’ DART platform and binds CD3 and an undisclosed target that is expressed in multiple solid tumors. The second collaboration program will cover a target to be designated by MacroGenics. For both molecules, the Company received commercial rights in Greater China, Japan, and Korea, and MacroGenics received commercial rights in all other territories. For the lead molecule, the Company receives an option upon reaching a predefined clinical milestone to convert the regional arrangement into a global 50/50 profit share. The Company also obtained exclusive, global licenses from MacroGenics to develop, manufacture, and commercialize two additional molecules. For these four programs, each Company will contribute intellectual property to generate either CD3- or CD47-based bispecific antibodies.
To date, the Company has made an upfront payment of $25.0 million in 2021. Further, on June 15, 2021, as partial consideration for the rights granted to us under this agreement, we entered into a stock purchase agreement with MacroGenics, pursuant to which we purchased from MacroGenics in a private placement an aggregate of 958,467 newly issued shares of common stock, par value $0.01 per share, of MacroGenics, with a per share purchase price of $31.30, for aggregate gross proceeds of approximately $30.0 million. The Company may be required to pay an additional aggregate amount of up to $1,386.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates on annual net sales of specified products, subject to reduction under specified circumstances. The Company also has an option to convert the royalty arrangement for the lead research molecule to a global 50/50 profit and loss sharing arrangement by making a payment of approximately $85.0 million.
The Company has the right to terminate this agreement at any time by providing written notice of termination to MacroGenics.
License and Collaboration Agreement with Deciphera (Ripretinib)
In June 2019, the Company entered into a license agreement with Deciphera, pursuant to which it obtained an exclusive license under certain patents and know-how of Deciphera to develop and commercialize products containing ripretinib in the field of the prevention, prophylaxis, treatment, cure, or amelioration of any disease or medical condition in humans in Greater China.
To date, the Company has made an upfront payment of $20.0 million and three milestone payments totaling $12.0 million, including $2.0 million paid in 2020 and $5.0 million paid in 2021. The Company may be required to pay an additional aggregate amount of up to $173.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to high-teens on annual net sales of the licensed products in the licensed territory.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Deciphera.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
License and Collaboration Agreement with Incyte Corporation (“Incyte”) (Retifanlimab)
In July 2019, the Company entered into a collaboration and license agreement with Incyte, pursuant to which it obtained an exclusive license under certain patents and know-how of Incyte to develop and commercialize products containing retifanlimab (INCMGA012) as an active ingredient in the treatment, palliation, diagnosis, or prevention of diseases in the fields of hematology or oncology in humans in Greater China. We terminated this license agreement, in accordance with its terms, effective January 11, 2023.
Collaboration Agreement with Regeneron Pharmaceuticals, Inc (“Regeneron”) (Odronextamab)
In April 2020, the Company entered into a collaboration agreement with Regeneron Ireland Designated Activity Company, an affiliate of Regeneron, pursuant to which it obtained oncology development and exclusive commercialization rights for products containing odronextamab as the sole active ingredient in Greater China. We also obtained a right of first negotiation for additional indications outside the field of cancer.
To date, the Company has made an upfront payment of $30.0 million in 2020. The Company may be required to pay an additional aggregate amount of up to $160.0 million in regulatory and sales-based milestones. Additionally, the Company will make payments to Regeneron based on annual net sales, such that Regeneron shares in a significant portion of any potential profits. The Company is also responsible for contributing to the global development costs of odronextamab for certain trials and will purchase odronextamab exclusively from Regeneron.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Regeneron.
License Agreement with BMS (Formerly Turning Point Therapeutics Inc (“Turning Point”)) (Repotrectinib and TPX-0022)
In July 2020, the Company entered into an exclusive license agreement with Turning Point (a company later required by BMS) pursuant to which the Company received an exclusive license to develop and commercialize products containing repotrectinib as an active ingredient in all human therapeutic indications in Greater China.
To date, the Company has made an upfront payment of $25.0 million in 2020 and three milestone payments in 2021 totaling $5.0 million. The Company may be required to pay an additional aggregate amount of up to $146.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from mid- to high-teens on annual net sales of the licensed product in the licensed territory.
The Company has the right to terminate this agreement at any time by providing written notice of termination.
In January 2021, the Company entered into an additional license agreement with Turning Point, which expanded their collaboration. Under the terms of this agreement, the Company obtained an exclusive license under certain patents and know-how to develop and commercialize products containing Turning Point’s product candidate, TPX-0022, as an active ingredient in all human therapeutic indications in Greater China.
To date, the Company has made an upfront payment of $25.0 million. We may be required to pay an additional aggregate amount of up to $336.0 million in development, regulatory, and sales-based milestone payments as well as certain royalties at tiered percentage rates ranging from mid-teen to low twenties on annual net sales of the licensed products in the licensed territory. In addition, Turning Point will have the right of first negotiation to develop and commercialize an oncology product candidate discovered by the Company.
License Agreement with Taiho Pharmaceutical Co., Ltd. (“Taiho”) (formerly Cullinan Pearl Corp. (“Cullinan Pearl”)) (Zipalertinib, formerly CLN-081)
In December 2020, the Company entered into a license agreement with Cullinan Pearl, a subsidiary of Cullinan Oncology, Inc., pursuant to which it obtained an exclusive license under certain patents and know-how of Cullinan Pearl to develop, manufacture, and commercialize products containing CLN-081 as an active ingredient in all uses in humans and animals in Greater China.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
To date, the Company has made an upfront payment of $20.0 million, which was accrued in 2020 and paid in 2021. The Company may be required to pay an additional aggregate amount of up to $211.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high-single-digit to low-teens on annual net sales of the licensed product in the licensed territory. Cullinan Pearl received worldwide rights for CLN-081, excluding Japan, from Taiho in 2018. In June 2022, Taiho acquired Cullinan Pearl and obtained exclusive global rights to CLN-081 outside of the United States. In December 2022, we agreed with Taiho on the assignment of our license agreement with Cullinan Pearl to Taiho.
The Company has the right to terminate this agreement at any time by providing written notice of termination to Taiho.
License Agreement with Takeda Pharmaceutical Company Limited (“Takeda”) (Simurosertib)
In December 2020, the Company entered into an exclusive license agreement with Takeda. Under the terms of the license agreement, Takeda exclusively licensed to the Company the right to research, develop, and commercialize the licensed products in the licensed field during the term. To date, the Company has made an upfront payment of $6.0 million to Takeda, which was accrued in 2020 and paid in 2021. This program was terminated in 2022.
Collaboration and License Agreement with argenx BV (“argenx”) (Efgartigimod)
In January 2021, the Company entered into a collaboration and license agreement with argenx pursuant to which the Company received an exclusive license under certain patients and know-how of argenx to develop and commercialize products containing efgartigimod as an active ingredient in all human and animal uses for any preventative or therapeutic indications in Greater China.
Pursuant to the collaboration and license agreement, the Company and argenx entered into a share issuance agreement. The Company issued as an upfront payment to argenx 5,681,820 ordinary shares of the Company. In determining the fair value of the ordinary shares at closing, the Company considered the closing price of the ordinary shares on the closing date and included a lack of marketability discount because the shares were subject to certain restrictions. The fair value of the shares on the closing date was determined to be $62.3 million in the aggregate. In addition, the Company made a $75.0 million cash payment as a guarantee for non-creditable, non-refundable development cost-sharing payment in 2021.
The Company has made a milestone payment of $25.0 million in 2022 which was accrued in the fourth quarter of 2021 related to the first regulatory approval for the licensed product by the U.S. Food and Drug Administration (“FDA”) in December 2021.
The Company may be required to pay certain royalties at tiered percentages rates ranging from mid-teen to low-twenties on annual net sales of the licensed products in the licensed territory.
Collaboration and License Agreement with Mirati Therapeutics, Inc. (“Mirati”) (Adagrasib)
In May 2021, the Company entered into a collaboration and license agreement with Mirati pursuant to which the Company obtained the right to research, develop, manufacture, and exclusively commercialize adagrasib in all indications in Greater China, with Mirati retaining exclusive rights for the development, manufacturing, and commercialization of adagrasib outside of Greater China and certain co-commercialization, manufacture, and development rights in Greater China.
To date, the Company has made an upfront payment of $65.0 million to Mirati in 2021 and two development milestone payments totaling $10.0 million in 2022. The Company may be required to pay an additional aggregate amount of up to $263.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high-teens to low-twenties on annual net sales of the licensed product in the licensed territory.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
Collaboration and License Agreement with Blueprint Medicines Corporation (“Blueprint”) (BLU-945 and BLU-701)
In November 2021, the Company entered into a collaboration and license agreement with Blueprint, pursuant to which the Company obtained rights to develop and exclusive commercialize BLU-701 and BLU-945 and BLU-701 and certain other forms thereof, including backup compounds, for the treatment of patients with EGFR-driven NSCLC in Greater China.
To date, the Company has made an upfront payment of $25.0 million in 2021. The Company may be required to pay an additional aggregate amount of up to $590.0 million in clinical, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from the low- to mid-teens on annual net sales of the licensed products in the licensed territory. Blueprint deprioritized BLU-701 in 2022, but we continue to collaborate with respect to BLU-945.
The Company has the right to terminate this agreement after the second anniversary of the effective date by providing written notice of termination to Blueprint.
License Agreement with Karuna Therapeutics, Inc. (“Karuna”) (KarXT)
In November 2021, the Company entered into a license agreement with Karuna, pursuant to which the Company obtained an exclusive license to develop, manufacture, and commercialize KarXT (xanomeline-trospium) in Greater China.
To date, the Company has made an upfront payment of $35.0 million in 2021 and two development milestone payments totaling $10.0 million in 2022. The Company may be required to pay an additional aggregate amount of up to $142.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to high-teens on annual net sales of the licensed products in Greater China.
Collaboration and License Agreement with Seagen Inc. (“Seagen”) (TIVDAK)
In September 2022, the Company entered into a collaboration and license agreement with Seagen, pursuant to which the Company and Seagen agreed to collaboratively develop and commercialize TIVDAK (tisotumab vedotin). Under the agreement, the Company obtained an exclusive license to develop and commercialize TIVDAK in Greater China.
To date, the Company has made an upfront payment of $30.0 million in 2022. The Company may be required to pay an additional aggregate amount of up to $263.0 million in development, regulatory, and sales-based milestone payments as well as certain royalties at tiered percentage rates ranging from mid-teens to low-twenties on annual net sales of the licensed products in Greater China.
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
Aggregate Potential Payments under License and Collaboration Agreements
As noted above, the Company has entered into various license and collaboration agreements with third party licensors to develop and commercialize product candidates. Based on the terms of these agreements, the Company is contingently obligated to make additional material payments upon the achievement of certain contractually defined milestones. Based on management’s evaluation of the progress of each project noted above, as of December 31, 2022, the Company may be required to pay licensors an aggregate additional amount of up to approximately $5,300.4 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates on annual net sales. The development milestones, such as regulatory approval for the product candidates, may occur before the Company has commercialized the product or received any revenue from sales of such product candidate. These milestone payments are subject to uncertainties and contingencies and may not occur.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
17.    Other Income (Expenses), Net
The following table presents other income (expenses), net (in thousands):

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Government grants	11,471	4,113	7,289
Loss on equity investments with readily determinable fair value	(8,952)	(14,617)	—
Others miscellaneous gain	594	303	128
Total	3,113	(10,201)	7,417
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
No appropriation to statutory reserves was made during the years ended December 31, 2022, 2021, and 2020 because the Chinese subsidiaries had substantial losses during such periods.
As a result of these Chinese laws and regulations, subject to the limits discussed above that require annual appropriations of 10% of after-tax profit to be set aside, prior to payment of dividends, as a general reserve fund, the Company’s Chinese subsidiaries are restricted in their ability to transfer out a portion of their net assets.
Foreign exchange and other regulation in mainland China may further restrict the Company’s Chinese subsidiaries from transferring out funds in the form of dividends, loans, and advances. As of December 31, 2022 and 2021, amounts restricted are the paid-in capital of the Company’s Chinese subsidiaries, which amounted to $456.0 million and $406.0 million, respectively.
19.    Employee Defined Contribution Plans
Full time employees of the Company in mainland China participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund, and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s subsidiaries in China mainland make contributions to the government for these benefits primarily based on certain percentages of the employees’ salaries subject to certain caps and other government requirements. The total amounts for such employee benefits, which were expensed as incurred, were $23.6 million, $17.6 million, and $4.4 for 2022, 2021, and 2020, respectively.
The Company's employees who are U.S. taxpayers and who meet certain age and service requirements are eligible to participate in a broad-based, defined contribution retirement plan which is qualified under Section 401 of the Internal Revenue Code (“the 401(k) plan”). In 2022, the Company makes a matching contribution equal to 50% of the first 5% of the employee’s elective contributions under the plan, up to 2.5% of an employee’s eligible compensation. Contributions made by the Company vest 100% upon contribution. The total amounts for such employee benefits, which were expensed as incurred, was $0.5 million in 2022 and was not material in 2021 and 2020.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021, and 2020
The Company also provides required Mandatory Provident Fund contribution for its full-time employees located in Hong Kong and provides social benefits contribution for its full-time employees located in Taiwan. The total amounts for these contributions, which were expensed as incurred, was $0.2 million in 2022 and was not material in 2021, and 2020.
20.    Commitments and Contingencies
(a)    Purchase Commitments
The Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the consolidated financial statements were $9.0 million as of December 31, 2022 and were expected to be incurred within one year.
(b)    Legal Proceedings
The Company is not currently a party to any material legal proceedings. Each quarter, the Company evaluates whether there have been any developments in legal proceedings that would require an accrual. In accordance with the accounting guidance for contingencies, the Company will accrue for losses that are both probable and reasonably estimable.
(c) Indemnifications
In the normal course of business, the Company enters into agreements that indemnify others for certain liabilities that may arise in connection with a transaction or certain events and activities. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, the Company may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations.

Additional Financial Information of Parent Company -
Financial Statements Schedule I
Zai Lab Limited
Financial Information of Parent Company
Condensed Balance Sheets
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	December 31,
	2022	2021
	$	$
Assets
Current assets:
Cash and cash equivalents	944,649	591,842
Short-term investments	—	445,000
Prepayments and other current assets	10,203	2,364
Total current assets	954,852	1,039,206
Investment in subsidiaries	93,363	341,980
Total assets	1,048,215	1,381,186
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Other current liabilities	2,620	996
Total current liabilities	2,620	996
Deferred income	—	234
Total liabilities	2,620	1,230
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized, 962,455,850 and 955,363,980 shares issued as of December 31, 2022 and 2021, respectively; 960,219,570 and 954,981,050 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	6	6
Additional paid-in capital	2,893,120	2,825,948
Accumulated deficit	(1,861,360)	(1,418,074)
Accumulated other comprehensive income (loss)	25,685	(23,645)
Treasury stock	(11,856)	(4,279)
Total shareholders’ equity	1,045,595	1,379,956
Total liabilities and shareholders’ equity	1,048,215	1,381,186

Additional Financial Information of Parent Company -
Financial Statements Schedule I
Zai Lab Limited
Financial Information of Parent Company
Condensed Statements of Operations and Comprehensive Loss
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Operating Expenses:
Research and development	(178)	(6)	(437)
General and administrative	(19,773)	(12,074)	(7,345)
Loss from operations	(19,951)	(12,080)	(7,782)
Interest income	12,857	1,881	4,899
Other (expenses) income, net	(8,678)	(18,173)	312
Profit (Loss) before income tax and equity in loss of subsidiaries	(15,772)	(28,372)	(2,571)
Equity in loss of subsidiaries	(427,514)	(676,099)	(266,334)
Income tax expense	—	—	—
Net loss	(443,286)	(704,471)	(268,905)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustment	49,330	(9,121)	(19,144)
Comprehensive loss	(393,956)	(713,592)	(288,049)

Additional Financial Information of Parent Company -
Financial Statements Schedule I
Zai Lab Limited
Financial Information of Parent Company
Condensed Statements of Cash Flows
(In thousands of U.S. dollars (“$”) except for number of shares and per share data)

	Year Ended December 31,
	2022	2021	2020
	$	$	$
Cash flows from operating activities:
Net loss	(443,286)	(704,471)	(268,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred income	(234)	(312)	(312)
Share based compensation	3,724	3,435	3,025
Equity in loss of subsidiaries	427,514	676,099	266,334
Loss from fair value changes of equity investment of readily determinable fair value	8,952	14,617	—
Changes in operating assets and liabilities:
Prepayments and other current assets	(7,839)	(439)	2,253
Other current liabilities	1,648	(376)	738
Net cash provided by (used in) operating activities	(9,521)	(11,447)	3,133
Cash flows from investing activities:
Purchases of short-term investments	(260,274)	(445,000)	(949,161)
Proceeds from maturity of short-term investments	705,274	743,902	405,000
Purchase of investment in equity investee	—	(30,000)	—
Investment in subsidiaries	(80,942)	(884,342)	(256,097)
Net cash provided by (used in) investing activities	364,058	(615,440)	(800,258)
Cash flows from financing activities:
Proceeds from exercises of stock options	5,870	7,418	6,664
Proceeds from issuance of ordinary shares upon public offerings	—	818,875	1,137,683
Payment of public offering costs	—	(1,692)	(4,541)
Employee taxes paid related to settlement of equity awards	(7,600)	(4,253)	—
Net cash provided by (used in) financing activities	(1,730)	820,348	1,139,806
Effect of foreign exchange rate changes on cash and cash equivalent	—	773	(515)
Net increase in cash and cash equivalents	352,807	194,234	342,166
Cash and cash equivalents-beginning of the year	591,842	397,608	55,442
Cash and cash equivalents-end of the year	944,649	591,842	397,608

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
4.    As of December 31, 2022 and 2021, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of Zai Lab Limited.