Form 10-K/A
period 2022-12-31
Zai Lab Ltd
filed 2023-12-22
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K/A
Amendment No.1
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

Audit Firm ID	Auditor Name	Auditor Location
185	KPMG LLP	New York, NY

EXPLANATORY NOTE
Zai Lab Limited (the “Company”) is filing this Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “2022 Annual Report on Form 10-K”) to amend Item 9C and include Exhibit 99.1 in response to comments received from the SEC staff.
In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1, under Item 15 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment No. 1.
This Amendment No. 1 speaks as of the original filing date of the 2022 Annual Report on Form 10-K and reflects only the changes to the cover page, Item 9C of Part II, and Item 15 of Part IV, including the addition of Exhibit 99.1 and the inclusion of the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Apart from those changes discussed above, this Amendment No. 1 does not, and does not purport to, amend, update, or restate the information in any other item of the 2022 Annual Report on Form 10-K or reflect any events that have occurred after the filing of the 2022 Annual Report on Form 10-K. The 2022 Annual Report on Form 10-K continues to speak as of the date of the original filing. Accordingly, this Amendment No. 1 should be read in conjunction with the 2022 Annual Report on Form 10-K and the Company’s other SEC filings.
Unless the context requires otherwise, references in this Amendment No. 1 to “Zai Lab,” the “Company,” “we,” “us,” and “our” refer to Zai Lab Limited, a holding company, and its subsidiaries, on a consolidated basis; and references to “Zai Lab Limited” refer to Zai Lab Limited, a holding company.

Part II

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
As we discussed in Disclosures Relating to Our Chinese Operations and Item 1A. Risk Factors, in March 2022, SEC staff conclusively identified the Company under the Holding Foreign Companies Accountable Act (“HFCAA”) because our prior auditor, Deloitte Touche Tohmatsu Certified Public Accountants LLP, which filed an audit report with our last annual report, was located in mainland China, a jurisdiction where the U.S. Public Company Accounting Oversight Board (“PCAOB”) had determined that it was unable to inspect or investigate completely because of restrictions imposed by Chinese authorities.
In May 2022, the Company engaged KPMG LLP, an auditor located in the United States that is inspected by the PCAOB, as our independent registered public accounting firm for the fiscal year ending December 31, 2022, including for the Company’s internal controls over financial reporting. In addition, in December 2022, the PCAOB vacated its determination that it was unable to inspect and investigate PCAOB-registered public accounting firms in mainland China. As a result, the Company no longer retained a registered public accounting firm that the PCAOB had determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and the SEC staff have stated that there are no issuers currently at risk of having their securities subject to a trading prohibition under the HFCAA.
As of the filing date of the 2022 Annual Report on Form 10-K and as of the date hereof, the Company has determined, on behalf of Zai Lab Limited and its consolidated foreign operating entities, that:
•Based on a review of Schedules 13D and 13G and the amendments thereto filed by the Company’s shareholders, the Company is not aware of any owners of the Company’s ordinary shares that are governmental entities in the Cayman Islands. All of the Company’s consolidated operating subsidiaries are wholly owned, directly or indirectly, by Zai Lab Limited.
•Based on a review of Schedules 13D and 13G and the amendments thereto filed by the Company’s shareholders, the Company is not aware of any governmental entities in the People’s Republic of China that have a controlling financial interest in the Company. As noted above, all of the Company’s consolidated operating subsidiaries are wholly owned, directly or indirectly, by Zai Lab Limited.
•Based on a review of the annual director and officer questionnaires completed by the Company’s directors, there are no officials of the Chinese Communist Party who are members of the Company’s Board of Directors, or of any equivalent governing body of any of the Company’s consolidated operating subsidiaries.
•Neither the Company’s Sixth Amended and Restated Memorandum and Articles of Association, nor the organizational documents of its consolidated operating subsidiaries, contains any charter of the Chinese Communist Party, including the text of any such charter.

PART IV
Item 15. Exhibits, Financial Statement Schedules

No financial statements or schedules are filed with this Amendment No. 1.

The exhibits filed as part of this Amendment No. 1 are set forth on the Exhibit Index below.

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

10.2#	Zai Lab Limited 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

10.3#	Zai Lab Limited 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on June 22, 2022)

10.4#	Form Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on November 9, 2022)

10.5#	Form Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on November 9, 2022)

10.6#	Form of Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on November 9, 2022)

10.7#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

10.8#	Zai Lab Limited 2017 Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

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

Exhibit Number	Exhibit Title

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

10.32#
Employment Agreement between Samantha (Ying) Du and Zai Lab (Shanghai) Co., Ltd. dated July 1, 2017 (English translation) (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

10.33#
Letter Agreement between Samantha (Ying) Du and Zai Lab (US) LLC dated December 11, 2017 (incorporated by reference to Exhibit 4.16 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 30, 2018)

10.34#
Fourth Amended and Restated Founder Employment Agreement between Samantha (Ying) Du and Zai Lab Limited dated December 1, 2018 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 20-F (File No. 001-38205) filed on March 29, 2019)

10.35#
Amended and Restated Employment Agreement between William Ki Chul Cho and Zai Lab (Hong Kong) Limited dated March 22, 2019 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 20-F (File No. 001-38205) filed on March 29, 2019)

10.36#
Employment Agreement between F. Ty Edmondson and Zai Lab (US) LLC dated August 15, 2020 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2021)

10.37#
Second Amended and Restated Employment Agreement between Harald Reinhart and Zai Lab (Hong Kong) Limited dated December 28, 2019 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 20-F (File No. 001-38205) filed on March 29, 2019)

10.38#
Employment Agreement between Alan Bart Sandler and Zai Lab (US) LLC dated December 1, 2020 (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2021)

10.39#
Severance Agreement and General Release between Alan Bart Sandler and Zai Lab (US) LLC dated October 25, 2022 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

10.40#
Employment Agreement between Joshua Smiley and Zai Lab (US) LLC dated August 1, 2022 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

10.41#
Employment Agreement between Rafael Amado and Zai Lab (US) LLC dated December 30, 2022 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

Exhibit Number	Exhibit Title

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

16.1	Letter from Deloitte Touche Tohmatsu Certified Public Accountants LLP to the SEC, dated June 1, 2022 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on June 1, 2022)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

23.1
Consent of KPMG LLP, an independent accounting firm, regarding the consolidated financial statements of Zai Lab Limited (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

23.2
Consent of Deloitte Touche Tohmatsu Certified Public Accountants LLP, an independent accounting firm, regarding the consolidated financial statements of Zai Lab Limited (incorporated by reference to Exhibit 23.2 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

31.3	Certification of Chief Executive Officer Required by Rule 13a-14(a) for Amendment No. 1 to this Annual Report on Form 10-K

31.4	Certification of Chief Financial Officer Required by Rule 13a-14(a) for Amendment No. 1 to this Annual Report on Form 10-K

32.1	Certification of Chief Executive Officer Required by 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

32.2	Certification of Chief Financial Officer Required by 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

99.1	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ZAI LAB LIMITED

Date: December 22, 2023	By:	/s/ Samantha (Ying) Du
	Name:	Samantha (Ying) Du
	Title:	Chief Executive Officer