Form 10-Q
period 2024-03-31
Zai Lab Ltd
filed 2024-05-08
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, 992,087,430 ordinary shares of the registrant, par value $0.000006 per share, were outstanding, of which 758,101,320 ordinary shares were held in the form of American Depositary Shares.

Table of Contents
Zai Lab Limited
Quarterly Report on Form 10-Q
For the First Quarter of 2024

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
•    Changes in U.S. and China trade policies and relations, as well as relations with other countries, and/or changes in regulations and/or sanctions;
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
•    Approval, filing, or procedural requirements imposed by the China Securities Regulatory Commission or other Chinese regulatory authorities in connection with issuing securities to foreign investors under Chinese law;
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
•    Unfavorable tax consequences to us and our non-Chinese shareholders or American Depositary Share (“ADS”) holders if we were to be classified as a Chinese resident enterprise for Chinese income tax purposes;
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
These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), and this report. Forward-looking statements are based on our management’s beliefs and assumptions and information currently available to our management. These statements, like all statements in this report, speak only as of their date. We anticipate that subsequent events and developments will cause our expectations and assumptions to change, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.
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

PART I – FINANCIAL INFORMATION
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial information and the accompanying notes included in our 2023 Annual Report.

Item 1. Financial Statements.
Zai Lab Limited
Unaudited Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars (“$”), except for number of shares and per share data)

	Notes	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	3	650,780	790,151
Restricted cash, current		100,000	—
Short-term investments		—	16,300
Accounts receivable (net of allowance for credit losses of $18 and $17 as of March 31, 2024 and December 31, 2023, respectively)		60,422	59,199
Notes receivable		15,363	6,134
Inventories, net	4	37,851	44,827
Prepayments and other current assets		24,224	22,995
Total current assets		888,640	939,606
Restricted cash, non-current		1,114	1,113
Long term investments		14,109	9,220
Prepayments for equipment		89	111
Property and equipment, net	5	52,386	53,734
Operating lease right-of-use assets		15,187	14,844
Land use rights, net		3,034	3,069
Intangible assets, net		12,398	13,389
Long-term deposits		1,480	1,209
Total assets		988,437	1,036,295
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		88,121	112,991
Current operating lease liabilities		7,536	7,104
Short-term debts	9	48,273	—
Other current liabilities	10	48,176	82,972
Total current liabilities		192,106	203,067
Deferred income		26,297	28,738
Non-current operating lease liabilities		7,540	8,047
Other non-current liabilities		325	325
Total liabilities		226,268	240,177
Commitments and contingencies (Note 15)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized; 978,197,710 and 977,151,270 shares issued as of March 31, 2024 and December 31, 2023, respectively; 973,285,510 and 972,239,070 shares outstanding as of March 31, 2024 and December 31, 2023, respectively)		6	6
Additional paid-in capital		2,993,282	2,975,302
Accumulated deficit		(2,249,451)	(2,195,980)
Accumulated other comprehensive income		39,168	37,626
Treasury Stock (at cost, 4,912,200 shares as of both March 31, 2024 and December 31, 2023)		(20,836)	(20,836)
Total shareholders’ equity		762,169	796,118
Total liabilities and shareholders’ equity		988,437	1,036,295
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Operations
(in thousands of $, except for number of shares and per share data)

		Three Months Ended March 31,
	Notes	2024	2023

Revenue	6	87,149	62,797
Expenses
Cost of sales		(33,619)	(21,337)
Research and development		(54,645)	(48,472)
Selling, general, and administrative		(69,194)	(62,510)
Loss from operations		(70,309)	(69,522)
Interest income		9,658	10,232
Interest expenses		(113)	—
Foreign currency (losses) gains		(2,068)	8,912
Other income, net	13	9,361	1,234
Loss before income tax		(53,471)	(49,144)
Income tax expense	7	—	—
Net loss		(53,471)	(49,144)
Loss per share - basic and diluted	8	(0.05)	(0.05)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		973,145,760	961,444,780
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands of $)

	Three Months Ended March 31,
	2024	2023
Net loss	(53,471)	(49,144)
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	1,542	(8,413)
Comprehensive loss	(51,929)	(57,557)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of $, except for number of shares)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2023	977,151,270	6	2,975,302	(2,195,980)	37,626	(4,912,200)	(20,836)	796,118
Issuance of ordinary shares upon vesting of restricted shares	1,046,440	0	0	—	—	—	—	—
Share-based compensation	—	—	17,980	—	—	—	—	17,980
Net loss	—	—	—	(53,471)	—	—	—	(53,471)
Foreign currency translation	—	—	—	—	1,542	—	—	1,542
Balance at March 31, 2024	978,197,710	6	2,993,282	(2,249,451)	39,168	(4,912,200)	(20,836)	762,169

Balance at December 31, 2022	962,455,850	6	2,893,120	(1,861,360)	25,685	(2,236,280)	(11,856)	1,045,595
Issuance of ordinary shares upon vesting of restricted shares	732,040	0	0	—	—	—	—	—
Exercise of share options	4,009,460	0	1,673	—	—	—	—	1,673
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,272,330)	(5,130)	(5,130)
Share-based compensation	—	—	16,661	—	—	—	—	16,661
Net loss	—	—	—	(49,144)	—	—	—	(49,144)
Foreign currency translation	—	—	—	—	(8,413)	—	—	(8,413)
Balance at March 31, 2023	967,197,350	6	2,911,454	(1,910,504)	17,272	(3,508,610)	(16,986)	1,001,242
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of $)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	(53,471)	(49,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	1	1
Inventory write-down	37	377
Depreciation and amortization expenses	3,012	2,657
Amortization of deferred income	(840)	(582)
Share-based compensation	17,980	16,661
Gain from fair value changes of equity investment with readily determinable fair value	(4,889)	(441)
Losses on disposal of property and equipment	407	64
Noncash lease expenses	2,069	2,464
Debt issuance costs	700	—
Foreign currency remeasurement impact	2,068	(8,912)
Changes in operating assets and liabilities:
Accounts receivable	(1,328)	(2,852)
Notes receivable	(9,239)	(8,599)
Inventories	6,818	(6,686)
Prepayments and other current assets	(1,253)	(6,470)
Long-term deposits	(271)	72
Accounts payable	(13,370)	(327)
Other current liabilities	(34,204)	(15,593)
Operating lease liabilities	(2,783)	(2,141)
Deferred income	(1,550)	9,839
Other non-current liabilities	—	325
Net cash used in operating activities	(90,106)	(69,287)
Cash flows from investing activities
Purchases of short-term investments	—	(100,000)
Proceeds from maturity of short-term investment	16,300	49,450
Purchases of property and equipment	(974)	(3,513)
Proceeds from the sale of property and equipment	—	112
Acquisition of intangible assets	(12,034)	(3)
Net cash provided by (used in) investing activities	3,292	(53,954)
Cash flows from financing activities
Proceeds from short-term debts	48,248	—
Payments of debt issuance costs	(700)	—
Proceeds from exercises of stock options	—	1,197
Taxes paid related to settlement of equity awards	—	(5,083)
Net cash provided by (used in) financing activities	47,548	(3,886)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(104)	(1,299)
Net decrease in cash, cash equivalents and restricted cash	(39,370)	(128,426)
Cash, cash equivalents and restricted cash - beginning of period	791,264	1,009,273
Cash, cash equivalents and restricted cash - end of period	751,894	880,847
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	2,481	4,232
Payables for acquisition of intangible assets	78	268
Receivables for stock option exercise under equity incentive plans	—	476
Right-of-use asset acquired under operating leases	2,395	2,662
Receivables for disposal of property and equipment	—	10
Supplemental disclosure of cash flow information
Cash paid for interest	45	—
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). The December 31, 2023 condensed consolidated balance sheet data included in this report were derived from the audited financial statements in the 2023 Annual Report.
The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the year ending December 31, 2024.
(b) Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Zai Lab Limited and its subsidiaries, which are wholly owned. All intercompany transactions and balances are eliminated upon consolidation.
(c) Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, accrual of rebates, recognition of research and development expenses, fair value of share-based compensation expenses, and recoverability of deferred tax assets. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(d) Fair Value Measurements
Equity investments with readily determinable fair value are measured using level 1 inputs and were $14.1 million and $9.2 million as of March 31, 2024 and December 31, 2023, respectively. The unrealized gains from fair value changes are recognized in other income, net in the condensed consolidated statements of operations.
Financial instruments of the Company primarily include cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, non-current restricted cash, accounts payable, short-term debts, and other current liabilities. As of March 31, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, prepayments and other current assets, accounts payable, short-term debts, and other current liabilities approximated their fair values due to the short-term maturity of these instruments, and the carrying value of notes receivable and non-current restricted cash approximated their fair value based on the assessment of the ability to recover these amounts.
(e) Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU requires all public entities, including public entities with a single reportable segment, to disclose the title and position of the Chief Operating Decision Maker (“CODM”) and the significant segment expenses and any additional measures of a segment’s profit or loss used by the CODM to allocate resources and assess performance. This ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expects to adopt it for the year ending December 31, 2024.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in additional disclosure in the consolidated financial statements, once adopted. The Company is currently evaluating the impact of this ASU and expects to adopt it for the year ending December 31, 2025.
The Company did not adopt any new accounting standards in the first quarter of 2024 that had a material impact on the Consolidated Financial Statements. For additional information on the Company’s significant accounting policies, refer to the notes to the consolidated financial statements in the 2023 Annual Report.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents ($ in thousands):

	March 31, 2024	December 31, 2023
Cash	649,666	789,051
Cash equivalents (i)	1,114	1,100
	650,780	790,151
Denominated in:
US$	630,583	762,436
Renminbi (“RMB”) (ii)	17,878	25,093
Hong Kong dollar (“HK$”)	1,513	1,974
Australian dollar (“A$”)	557	587
Taiwan dollar (“TW$”)	249	61
	650,780	790,151
(i)Cash equivalents represent short-term and highly liquid investments in a money market fund.
(ii)Certain cash and bank balances denominated in RMB were deposited with banks in mainland China. The conversion of these RMB-denominated balances into foreign currencies is subject to the rules and regulations of foreign exchange control promulgated by the Chinese government.
4. Inventories, Net
The following table presents the Company’s inventories, net ($ in thousands):

	March 31, 2024	December 31, 2023
Finished goods	19,076	22,702
Raw materials	16,675	17,655
Work in progress	2,100	4,470
Inventories, net	37,851	44,827
The Company writes down inventory for any excess or obsolete inventories or when the Company believes that the net realizable value of inventories is less than the carrying value. The Company recorded write-downs in inventory, which were included in cost of sales, of insignificant amount and $0.4 million in the first quarter of 2024 and 2023, respectively.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
5. Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net ($ in thousands):

	March 31, 2024	December 31, 2023
Office equipment	1,046	1,047
Electronic equipment	9,315	9,161
Vehicle	198	199
Laboratory equipment	20,162	20,140
Manufacturing equipment	17,658	17,680
Leasehold improvements	11,361	11,371
Construction in progress	24,834	24,272
	84,574	83,870
Less: accumulated depreciation	(32,188)	(30,136)
Property and equipment, net	52,386	53,734
Depreciation expense was $2.2 million and $2.5 million in the first quarter of 2024 and 2023, respectively.
6. Revenue
The Company’s revenue is derived from the sales of its commercial products primarily in mainland China. The table below presents the Company’s gross and net product revenue ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Product revenue - gross	93,112	71,212
Less: Rebates and sales returns	(5,963)	(8,415)
Product revenue - net	87,149	62,797
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.
The following table presents the Company’s net revenue by product ($ in thousands):

	Three Months Ended March 31,
	2024	2023
ZEJULA	45,501	42,680
OPTUNE	12,480	13,342
QINLOCK	6,093	1,306
NUZYRA	9,913	5,469
VYVGART	13,162	—
Product revenue - net	87,149	62,797

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
7. Income Tax
No provision for income taxes has been required to be accrued because the Company is in a cumulative loss position for the periods presented.
The Company recorded a full valuation allowance against deferred tax assets of all its consolidated entities because all entities were in a cumulative loss position as of March 31, 2024 and December 31, 2023. No unrecognized tax benefits and related interest and penalties were recorded in the periods presented.
8. Loss Per Share
The following table presents the computation of the basic and diluted net loss per share ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	(53,471)	(49,144)
Denominator:
Weighted average number of ordinary shares - basic and diluted	973,145,760	961,444,780
Net loss per share - basic and diluted	(0.05)	(0.05)
As a result of the Company’s net loss in the first quarter of 2024 and 2023, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	March 31,
	2024	2023
Share options	104,244,590	86,242,060
Non-vested restricted shares	29,893,540	32,154,670
9. Borrowings
In February 2024, the Company entered into certain debt arrangements with the Bank of China, SPD Bank, and Ningbo Bank to support its working capital needs in mainland China. The following table presents the Company’s short-term debts as of March 31, 2024 ($ in thousands):

	Weighted average interest rate per annum	March 31, 2024
Bank of China Working Capital Loan	2.95%	34,179
SPD Bank Working Capital Loan	3.45%	14,094
Total short-term debts	3.10%	48,273
Bank of China Working Capital Loan Facility
On February 5, 2024, the Company entered into an uncommitted facility letter with the Bank of China (Hong Kong) Limited (the “BOC HK”) pursuant to which the BOC HK will provide standby letters of credit for loans of up to $100.0 million for a term of one year. In connection with this agreement, the Company paid a one-time, non-refundable fee of $0.7 million. The Company also maintained restricted deposits of $100.0 million, which are presented as restricted cash-current on the condensed consolidated balance sheet, to secure the standby letters of credit. On February 6, 2024, upon the

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
Company’s application, the BOC HK provided a standby letter of credit in favor of the Bank of China Pudong Development Zone Branch (the “BOC Pudong Branch”) for $50.0 million which are or may become payable by the Company’s wholly-owned subsidiary, Zai Lab (Shanghai) Co., Ltd. (“Zai Lab Shanghai”), and Zai Lab Shanghai subsequently entered into a working capital loan contract with the BOC Pudong Branch on February 7, 2024 for a loan of RMB340.0 million (approximately $47.8 million), of which an aggregate principal amount of RMB242.5 million (approximately $34.2 million) was withdrawn and outstanding as of March 31, 2024. Each working capital loan withdrawal has a one-year term and is subject to a floating interest rate of approximately 2.95% initially, and is subject to adjustment every six months.
SPD Bank Working Capital Loan Facility
On February 6, 2024, the Company entered into a maximum-amount guarantee contract with the Shanghai Pudong Development Bank Co., Ltd. Zhangjiang Hi-Tech Park Sub-branch (the “SPD Bank”) pursuant to which the Company will guarantee working capital loans of up to RMB300.0 million (approximately $42.0 million) from SPD Bank to Zai Lab Shanghai over a three-year period. In the first quarter of 2024, Zai Lab Shanghai has entered into working capital loan contracts with SPD Bank under this debt facility for an aggregate principal amount of RMB100.0 million (approximately $14.1 million). These working capital loans have one-year terms and are subject to a fixed interest rate of 3.45%.
Ningbo Bank Working Capital Loan Facility
On February 6, 2024, the Company’s wholly-owned subsidiary, Zai Lab (Suzhou) Co., Ltd. (“Zai Lab Suzhou”), entered into a maximum credit contract with Bank of Ningbo Co., Ltd. Suzhou Sub-branch (“Ningbo Bank”) as well as an Electronic Commercial Draft Discounting Master Agreement and Online Working Capital Loan Master Agreement (collectively, the “Ningbo Bank Agreements”). The Ningbo Bank Agreements permit Zai Lab Suzhou to utilize, including through discounting or working capital loan agreements and subject to the terms and conditions in related master agreements, up to RMB230.3 million (approximately $32.4 million), of which the Company is authorized to utilize up to RMB160.0 million (approximately $22.5 million). In connection with the arrangements described in the Ningbo Bank Agreements, Zai Lab Suzhou agreed to pledge interests in certain real property it owns in Suzhou. As of March 31, 2024, Zai Lab Suzhou has not entered into any discounting arrangements or working capital loans under this Ningbo Bank working capital loan facility.
10. Other Current Liabilities
The following table presents the Company’s other current liabilities ($ in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll	11,920	33,711
Accrued professional service fee	3,478	7,520
Payables for purchase of property and equipment	2,481	2,474
Accrued rebate to distributors	20,593	16,926
Tax payables	6,910	16,988
Other (i)	2,794	5,353
Total	48,176	82,972
(i)Other mainly includes accrued travel and business-related expenses.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
11. Share-Based Compensation
During the first quarter of 2024, the Company granted share options to purchase up to 398,000 ordinary shares and restricted shares representing 370,500 ordinary shares under the 2022 Plan. The share options granted have a contractual term of ten years. Share options granted since April 2023 generally vest ratably over a four-year period, and share options granted prior to April 2023 generally vest ratably over a five-year period, with 25% or 20% of the awards vesting on each anniversary of the grant date, respectively, subject to continued employment/service with the Company on the vesting date. The restricted shares granted generally vest ratably over a specified period on the anniversary of the grant date, subject to continued employment/service with the Company on the vesting date. For a description of the Company’s equity incentive plans and more details on the terms of the share-based awards, refer to Note 15 of the 2023 Annual Report.
The following table presents the share-based compensation expense that has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative	11,036	10,063
Research and development	6,944	6,598
Total	17,980	16,661
As of March 31, 2024, there was unrecognized share-based compensation expense related to unvested share options and unvested restricted shares of $93.2 million and $92.0 million, respectively, which the Company expects to recognize over a weighted-average period of 2.89 years and 2.54 years, respectively.
12. License and Collaboration Agreements
The Company has entered into various license and collaboration agreements with third parties to develop and commercialize product candidates.
For a description of the material terms of the Company’s significant license and collaboration agreements, see Note 16 of the 2023 Annual Report. In the first quarter of 2024, the Company did not enter into any new significant license and collaboration agreements or incur any milestone fees under our existing significant license and collaboration agreements.
13. Other Income, Net
The following table presents the Company’s other income, net ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Government grants	2,791	—
Gain on equity investments with readily determinable fair value	4,889	441
Others miscellaneous gain	1,681	793
Total	9,361	1,234
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
No appropriation to statutory reserves was made in the first quarter of 2024 and 2023 because the Chinese subsidiaries had substantial losses during such periods.
As a result of these Chinese laws and regulations, subject to the limits discussed above that require annual appropriations of 10% of after-tax profit to be set aside, prior to payment of dividends, as a general reserve fund, the Company’s Chinese subsidiaries are restricted in their ability to transfer out a portion of their net assets.
Foreign exchange and other regulation in mainland China may further restrict the Company’s subsidiaries in mainland China from transferring out funds in the form of dividends, loans, and advances. As of March 31, 2024 and December 31, 2023, amounts restricted were the paid-in capital of the Company’s subsidiaries in mainland China, which both amounted to $506.0 million.
15. Commitments and Contingencies
(a) Purchase Commitments
The Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the unaudited condensed consolidated financial statements were $1.1 million as of March 31, 2024 and were expected to be incurred within one year.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our 2023 Annual Report and our unaudited condensed consolidated financial statements and the accompanying notes for the first quarter of 2024 included in Item 1. Financial Statements.
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, autoimmune disorders, infectious disease, and neuroscience. We intend to leverage our competencies and resources to positively impact human health in Greater China and worldwide. We currently have five commercial products – ZEJULA®, OPTUNE, QINLOCK®, NUZYRA®, and VYVGART® – that have received marketing approval and that we have commercially launched in one or more territories in Greater China. OPTUNE refers to Tumor Treating Fields devices marketed under various brand names, including OPTUNE GIO® for glioblastoma multiforme (“GBM”). We also have multiple programs in late-stage product development and a number of ongoing pivotal trials across our portfolio.
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
Recent Developments
Commercial Products
Net product revenue was $87.1 million for the first quarter of 2024, an increase of 39% compared to the prior year period, primarily driven by increased sales volume including from VYVGART, our fifth commercial product that was launched in September 2023. We are expanding access to our products, such as through National Reimbursement Drug List (“NRDL”) listings and inclusions in hospital formularies as well as through supplemental insurance coverage. We are also enhancing brand awareness through outreach efforts.
Product Candidates
We continued to advance our product candidates through our research and development activities, including the following developments with respect to our clinical trials and regulatory approvals:
Oncology
•Tumor Treating Fields: In March 2024, our partner NovoCure Limited (“NovoCure”) announced that the Phase III METIS clinical trial met its primary endpoint, demonstrating a statistically significant improvement in time to intracranial progression for adult patients treated with Tumor Treating Fields therapy and supportive care compared to supportive care alone in the treatment of patients with 1-10 brain metastases from non-small cell lung cancer (“NSCLC”) following stereotactic radiosurgery. The METIS trial demonstrated 21.9 months median time to intracranial progression for patients treated with Tumor Treating Fields and supportive care compared to 11.3 months for patients treated with supportive care alone. We are participating in the METIS trial.
•Tisotumab Vedotin: In April 2024, our partner Pfizer Inc. and Genmab A/S announced that the U.S. Food and Drug Administration approved the supplemental Biologics License Application granting full approval for tisotumab vedotin (or TIVDAK®) for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. We are participating in the global Phase III innovaTV 301 trial and extension study in Greater China.
•Adagrasib: We are evaluating the clinical data of the global Phase III KRYSTAL-12 study evaluating adagrasib in previously treated patients with KRASG12C-mutated NSCLC as we decide on next steps in the development of this product across indications.
•Early-Stage Global Oncology Pipeline: We are currently enrolling patients in the United States and Greater China in the global Phase I study of ZL-1310 (DLL3 ADC) for relapsed and refractory second-line small cell lung cancer who have progressed after platinum-based treatment. We are also enrolling patients in the United States, Europe, and Greater China in the global Phase I study of ZL-1218 (CCR8) as a single agent and in combination with pembrolizumab in patients with advanced solid tumor malignancies.
Autoimmune Disorders, Infectious Disease, and Neuroscience
•Efgartigimod: In April 2024, we submitted a supplemental Biologics License Application to the NMPA for efgartigimod alfa injection (subcutaneous injection) (“efgartigimod SC”) for the treatment of patients with chronic inflammatory demyelinating polyneuropathy (“CIDP”).
•Xanomeline-Trospium (KarXT): In April 2024, our partner Bristol Myers Squibb (“BMS”) presented new interim long-term data from the Phase III EMERGENT program for the treatment of schizophrenia. In the new interim analysis of long-term efficacy data from the Phase 3 EMERGENT-4 open-label extension trial, KarXT was associated with significant improvement in symptoms of schizophrenia across all efficacy measures at 52 weeks, and in the new pooled interim long-term safety and metabolic outcomes from the Phase III EMERGENT-4 and EMERGENT-5 trials, KarXT demonstrated a favorable long-term metabolic profile where most patients experienced stability or improvements on metabolic parameters over 52 weeks of treatment. We are conducting a registrational bridging study in mainland China.
Corporate Updates
In April 2024, Andrew Zhu joined Zai Lab as our Chief Commercial Officer in Greater China. Mr. Zhu’s rich experience in building innovative business models and resource integration will help us further enhance our commercial operations and drive sales and profit growth across Greater China. He joins us from Simcere Zaiming, where he most recently served as Chief Operating Officer responsible for the commercial and pharmaceutical business. He previously served in various operational, sales, and marketing leadership roles at leading global biopharmaceutical companies, including AstraZeneca, Roche, Sanofi, and BMS.
Factors Affecting Our Results of Operations
Our Commercial Products
We generate product revenue through the sale of our commercial products in Greater China, net of any related sales returns and rebates to distributors. Our cost of sales mainly consists of the costs of manufacturing ZEJULA and NUZYRA, costs of purchasing OPTUNE, QINLOCK, and VYVGART from our collaboration partners, any royalty fees incurred as a result of sales of our commercial products under our license and collaboration agreements, and amortization of any sales-based milestone fees incurred under our license and collaboration agreements. We expect our revenue to increase in coming years as we continue to focus on increasing patient access to our existing commercial products, such as through NRDL listing or increased supplemental insurance coverage in the private-pay market. For example, in the first quarter of

2023, QINLOCK for fourth-line GIST and NUZYRA for the IV treatment of adult patients with CABP and ABSSSI were added to the NRDL. In the first quarter of 2024, VYVGART (efgartigimod alfa injection) for gMG and NUZYRA for the oral treatment of adult patients with CABP and ABSSSI were added to the NRDL. We also expect revenue to increase in coming years as a result of our launch of additional commercial products, if and when we obtain required regulatory approvals. We expect our cost of sales to increase as the volume of products sold increases.
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
•costs related to pre-clinical testing of the Company’s technologies and clinical trials, such as payments to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), investigators, and clinical trial sites that conduct our clinical studies; and
•costs to produce the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses.
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
Our Ability to Commercialize Our Product Candidates
We have multiple product candidates in late-stage clinical development and various others in clinical and pre-clinical development in Greater China and the United States. Our ability to generate revenue from our product candidates is dependent on our receipt of regulatory approvals for and successful commercialization of such product candidates, which may not occur. Certain of our product candidates may require additional pre-clinical and/or clinical development, regulatory approvals in multiple jurisdictions, manufacturing supply, and significant marketing efforts before we generate any revenue from product sales.
License and Collaboration Arrangements
Our results of operations have been, and will continue to be, affected by our license and collaboration agreements. In accordance with these agreements, we may be required to make upfront payments and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. As of March 31, 2024, we may be required to pay development and regulatory milestone payments of up to an additional aggregate amount of $303.5 million for our current clinical programs and $665.2 million for other programs that are contingent on the progress of our product candidates prior to commercialization. As of March 31, 2024, we also may be required to pay sales-based milestone payments of up to an additional aggregate amount of $2,457.5 million as well as certain royalties at tiered percentage rates on annual net sales that are contingent on product performance. If these milestones or royalties do occur, we view related payments as favorable because such payments signify that the product or product candidate is achieving higher sales levels or advancing toward potential commercial launch.
Results of Operations
The following table presents our results of operations ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenue	87,149	62,797	24,352	39%
Expenses
Cost of sales	(33,619)	(21,337)	(12,282)	58%
Research and development	(54,645)	(48,472)	(6,173)	13%
Selling, general, and administrative	(69,194)	(62,510)	(6,684)	11%
Loss from operations	(70,309)	(69,522)	(787)	1%
Interest income	9,658	10,232	(574)	(6)%
Interest expenses	(113)	—	(113)	NM
Foreign currency (losses) gains	(2,068)	8,912	(10,980)	(123)%
Other income, net	9,361	1,234	8,127	659%
Loss before income tax	(53,471)	(49,144)	(4,327)	9%
Income tax expense	—	—	—	—%
Net loss	(53,471)	(49,144)	(4,327)	9%
NM - Not Meaningful
Revenue
The following table presents the components of the Company’s product revenue ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Product revenue - gross	93,112	71,212	21,900	31%
Less: Rebates and sales returns	(5,963)	(8,415)	2,452	(29)%
Product revenue - net	87,149	62,797	24,352	39%
Our product revenue is derived from the sales of our commercial products primarily in mainland China, net of sales returns and rebates to distributors with respect to the sales of these products.
Our net product revenue increased by $24.4 million in the first quarter of 2024 primarily driven by increased sales volumes, the launch of VYVGART, and decreased sales rebates to distributors resulting from price reductions in connection with NRDL listings for certain products. In terms of revenue growth by product, ZEJULA, which was renewed with NRDL as a maintenance treatment in the first quarter of 2024, continued being the leading PARP inhibitor in hospital sales for ovarian cancer in mainland China; VYVGART for gMG was commercially launched in mainland China in September 2023 and was included in the NRDL in the first quarter of 2024; increased sales for QINLOCK were supported by its inclusion in the NRDL in the first quarter of 2023; and increased sales for NUZYRA were supported by the inclusion in the NRDL for its IV formulation in the first quarter of 2023 and for its oral formulation in the first quarter of 2024. Although revenue declined for OPTUNE, it increased compared to the fourth quarter of 2023 as patient volume recovered.

In the first quarter of 2023, our sales rebates to distributors resulting from price reductions in connection with NRDL listings was $3.9 million, which was driven by price reductions for QINLOCK and NUZYRA in connection with their NRDL listings in the first quarter of 2023. Such sales rebates were immaterial in the first quarter of 2024.
The following table presents net revenue by product ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
ZEJULA	45,501	42,680	2,821	7%
OPTUNE	12,480	13,342	(862)	(6)%
QINLOCK	6,093	1,306	4,787	367%
NUZYRA	9,913	5,469	4,444	81%
VYVGART	13,162	—	13,162	NM
Total product revenue, net	87,149	62,797	24,352	39%
NM - Not Meaningful
Cost of Sales
Cost of sales increased by $12.3 million to $33.6 million in the first quarter of 2024, primarily due to increasing sales volumes and shifts in product sales mix.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Personnel compensation and related costs	28,008	28,655	(647)	(2)%
Licensing fees	—	1,000	(1,000)	(100)%
CROs/CMOs/Investigators expenses	19,904	12,439	7,465	60%
Other costs	6,733	6,378	355	6%
Total	54,645	48,472	6,173	13%
Research and development expenses increased by $6.2 million in the first quarter of 2024, primarily due to:
•an increase of $7.5 million in CROs/CMOs/Investigators expenses related to newly initiated studies and progress of existing studies; partially offset by
•a decrease of $1.0 million in licensing fees in connection with decreased development milestone fees for our license and collaboration agreements.
The following table presents our research and development expenses by program ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Clinical programs	18,788	12,528	6,260	50%
Pre-clinical programs	2,049	2,481	(432)	(17)%
Unallocated research and development expenses	33,808	33,463	345	1%
Total	54,645	48,472	6,173	13%
Research and development expenses attributable to clinical programs increased by $6.3 million in the first quarter of 2024 primarily driven by increased CROs/CMOs/Investigators expenses related to newly initiated studies and progress of existing studies. Research and development expenses attributable to pre-clinical programs decreased by $0.4 million in the first quarter of 2024 primarily due to a decrease in milestone fees for our license and collaboration agreements.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General, and Administrative Expenses
The following table presents our selling, general and administrative expenses by program ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Personnel compensation and related costs	45,894	40,914	4,980	12%
Professional service fees	4,103	8,555	(4,452)	(52)%
Other costs	19,197	13,041	6,156	47%
Total	69,194	62,510	6,684	11%
Selling, general, and administrative expenses increased by $6.7 million in the first quarter of 2024, primarily due to:
•an increase of $6.2 million in other costs, mainly related to higher general selling expenses for VYVGART which was launched in September 2023 and higher promotional fees for NUZYRA due to increased sales.
•an increase of $5.0 million in personnel compensation and related costs primarily driven by headcount growth; partially offset by
•a decrease of $4.5 million in professional service fees, primarily related to legal, compliance, accounting, human resources administrative, and commercial expenses.
Interest Income
Interest income decreased by $0.6 million to $9.7 million in the first quarter of 2024 primarily due to decreased cash and cash equivalents.
Interest Expenses
Interest expenses increased by $0.1 million in the first quarter of 2024 primarily due to interest expenses on short-term debts we entered into in February 2024. We had no such interest expenses in the prior year period.
Foreign Currency (Losses) Gains
Foreign currency losses was $2.1 million in the first quarter of 2024, primarily driven by remeasurement losses due to depreciation of the RMB against the U.S. dollar, compared to foreign currency gain of $8.9 million in the first quarter of 2023, driven by remeasurement gain due to appreciation of the RMB against the U.S. dollar.
Other Income, Net
Other income, net increased by $8.1 million to $9.4 million in the first quarter of 2024, primarily due to an increase of $4.4 million in gain of our equity investment in MacroGenics, Inc as a result of changes in its stock price and an increase of $2.8 million in government grants.
Income Tax Expense
Income tax expense was nil in the first quarter of 2024 and 2023.

Net Loss
Net loss was $53.5 million in the first quarter of 2024, or a loss per ordinary share attributable to common stockholders of $0.05 (or loss per ADS of $0.55), compared to a net loss of $49.1 million in the first quarter of 2023, or a loss per ordinary share of $0.05 (or loss per ADS of $0.51).
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

Significant assumptions are required in determining the fair value of share options, which we estimate using the Black-Scholes option valuation model. These assumptions include: (i) the expected volatility of our ADS price, (ii) the periods of time over which grantees are expected to hold their options prior to exercise (expected term), (iii) the expected dividend yield on our ADSs, and (iv) risk-free interest rates. Since we do not have sufficient trading history since our September 2017 initial public offering on Nasdaq to cover the expected term of our share options, we estimate expected volatility based on movements in the share price of certain companies we consider comparable over the most recent equivalent historical period. Since we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future, and risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. If actual results vary from our estimates or our expectations change, our reported expenses and earnings for the corresponding period may be affected.
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
Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements, our September 2017 initial public offering and various follow-on offerings on Nasdaq, and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. In addition, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering and subsequent follow-on offerings on Nasdaq and our initial public offering on the Hong Kong Stock Exchange. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $90.1 million and $69.3 million in the first quarter of 2024 and 2023, respectively. For information on our research and development activities and related expenditures see the Research and Development Expenses, Selling, General, and Administrative Expenses, License and Collaboration Arrangements, and Results of Operations sections in above. In addition, as of March 31, 2024, we had commitments for capital expenditures of $1.1 million, mainly for the purpose of plant construction and installation.

As of March 31, 2024, we had cash and cash equivalents, current restricted cash, and short-term investments of $750.8 million, which we expect will enable us to meet our cash requirements including the funding of operating expenses, capital expenditures, and debt obligations for at least the next 12 months.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may, from time to time, identify opportunities to access capital through debt arrangements on favorable commercial terms. In February 2024, we entered into three such debt arrangements with Chinese financial institutions that allow certain of our subsidiaries to borrow up to approximately $164.5 million (or RMB1,171.7 million) to support our working capital needs in mainland China. As of March 31, 2024, we have short-term debts of approximately $48.3 million (or RMB342.5 million) pursuant to these debt arrangements. These debt arrangements will provide us with additional capital capacity that gives us enhanced flexibility to execute on our corporate strategic goals. For more information, see Note 9.
We may consider, or we may ultimately need, additional funding sources to bring to fruition or research and development objectives or otherwise, and there can be no assurances that such funding will be made available to us on acceptable terms or at all.
The following table presents information regarding our cash flows ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$
Net cash used in operating activities	(90,106)	(69,287)	(20,819)
Net cash provided by (used in) investing activities	3,292	(53,954)	57,246
Net cash provided by (used in) financing activities	47,548	(3,886)	51,434
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(104)	(1,299)	1,195
Net decrease in cash, cash equivalents and restricted cash	(39,370)	(128,426)	89,056
Net Cash Used in Operating Activities
Net cash used in operating activities increased by $20.8 million to $90.1 million in the first quarter of 2024, primarily due to an increase of $24.7 million in net changes in operating assets and liabilities, an increase of $4.3 million in net loss, partially offset by a decrease of $8.3 million in adjustments to reconcile net loss to net cash used in operating activities.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $3.3 million in the first quarter of 2024, compared to net cash used in investing activities of $54.0 in the first quarter of 2023. This shift was primarily due to a decrease of $100.0 million in purchases of short-term investments, a decrease of $2.5 million in purchases of property and equipment, partially offset by a decrease of $33.2 million in proceeds from the maturity of short-term investments, and an increase of $12.0 million from acquisition of intangible assets as we made a sales-based milestone payment which was capitalized as intangible assets in the fourth quarter of 2023.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $47.5 million in the first quarter of 2024, compared to net cash used in financing activities of $3.9 million in the first quarter of 2023. This shift was primarily due to $48.2 million in proceeds from short-term debts we entered into in the first quarter of 2024, partially offset by decreases of $5.1 million in taxes paid related to settlement of equity awards and $1.2 million in proceeds from exercises of stock options.

Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II – Item 8. Financial Statements and Supplementary Data – Recent Accounting Pronouncements in our 2023 Annual Report. The Company has not adopted any new accounting standards since December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk and credit risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China (“PBOC”), controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of $17.9 million and $25.1 million, which were denominated in RMB, representing 3% of the cash and cash equivalents as of both March 31, 2024 and December 31, 2023, respectively.
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

The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of losses due to credit risk. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $650.8 million and $790.2 million, and short-term investments of nil and $16.3 million, respectively. As of March 31, 2024 and December 31, 2023, all of our cash and cash equivalents and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product sales and collaborative arrangements. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of March 31, 2024, our two largest customers accounted for approximately 21% of our total accounts receivable collectively.
Certain accounts receivable balances are settled in the form of notes receivable. As of March 31, 2024, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Item 4. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Rules 13a-15(f)) during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We may be, from time to time, subject to claims and suits arising in the ordinary course of business. We are not currently a party to any material legal or administrative proceedings.
Item 1A. Risk Factors.
We are subject to risks and uncertainties that could, directly or indirectly, adversely affect our business, results of operations, financial condition, liquidity, cash flows, strategies, and/or prospects. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” section of our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Other than as described below, during the period covered by this report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).
On February 23, 2024, William Lis, one of the Company’s directors, adopted a new written Rule 10b5-1 trading arrangement for the disposition of up to 10,397 of the Company’s ADSs, each representing ten of the Company’s ordinary shares, to cover tax obligations in connection with the vesting of a previously granted restricted stock award. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than July 31, 2024.
In addition, in the 2023 Annual Report, the Company inadvertently omitted disclosure regarding the adoption of a new written Rule 10b5-1 trading arrangement on December 13, 2023 by F. Ty Edmondson, the Company’s Chief Legal Officer, for the sale of up to 40,000 ADSs. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than November 29, 2024. In addition, the Rule 10b5-1 trading arrangement adopted by Rafael Amado, the Company’s President, Head of Global Oncology Research and Development, on December 15, 2023 is for the sale of up to 15,750 ADSs, rather than 94,500 ADSs as previously disclosed in our 2023 Annual Report.

Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title
10.1#	Non-Employee Director Compensation Policy
10.2
Facility Letter, dated as of February 5, 2024, by and between Zai Lab Limited and Bank of China (Hong Kong) Limited (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (File No. 001-38205) filed on February 27, 2024

10.3
Unofficial English Translation of Working Capital Loan Agreement, dated as of February 7, 2024, by and between Zai Lab (Shanghai) Co., Ltd. and Bank of China Pudong Development Zone Sub-branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.4
Unofficial English Translation of Maximum-Amount Guarantee Contract, dated as of February 6, 2024, by and between Zai Lab Limited and Shanghai Pudong Development Bank Co., Ltd. Zhangjiang Hi-Tech Park Sub-branch (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.5
Unofficial English Translation of Maximum Credit Contract, dated as of February 6, 2024, by and between Zai Lab (Suzhou) Co., Ltd. and Bank of Ningbo Co., Ltd. Suzhou Branch (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.6
Unofficial English Translation of Electronic Commercial Draft Discounting Master Agreement, dated as of February 6, 2024, by and between Zai Lab (Suzhou) Co., Ltd. and Bank of Ningbo Co., Ltd. Suzhou Branch (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.7
Unofficial English Translation of Online Working Capital Loan Master Agreement, dated as of February 6, 2024, by and between Zai Lab (Suzhou) Co., Ltd. and Bank of Ningbo Co., Ltd. Suzhou Branch (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

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

ZAI LAB LIMITED

Dated: May 8, 2024	By:	/s/ Yajing Chen
	Name:	Yajing Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)