Form 10-Q
period 2024-06-30
Zai Lab Ltd
filed 2024-08-06
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, 996,087,670 ordinary shares of the registrant, par value $0.000006 per share, were outstanding, of which 762,101,560 ordinary shares were held in the form of American Depositary Shares.

Table of Contents
Zai Lab Limited
Quarterly Report on Form 10-Q
For the Second Quarter of 2024

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
These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), Quarterly Report on Form 10-Q for the three months ended March 31, 2024, and this report. Forward-looking statements are based on our management’s beliefs and assumptions and information currently available to our management. These statements, like all statements in this report, speak only as of their date. We anticipate that subsequent events and developments will cause our expectations and assumptions to change, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.
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

Item 1. Financial Statements.
Zai Lab Limited
Unaudited Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars (“$”), except for number of shares and per share data)

	Notes	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	3	630,048	790,151
Restricted cash, current		100,000	—
Short-term investments		—	16,300
Accounts receivable (net of allowance for credit losses of $20 and $17 as of June 30, 2024 and December 31, 2023, respectively)		69,635	59,199
Notes receivable		8,102	6,134
Inventories, net	4	41,846	44,827
Prepayments and other current assets		20,292	22,995
Total current assets		869,923	939,606
Restricted cash, non-current		1,116	1,113
Long term investments		4,073	9,220
Prepayments for equipment		46	111
Property and equipment, net	5	50,613	53,734
Operating lease right-of-use assets		13,102	14,844
Land use rights, net		2,991	3,069
Intangible assets, net		44,063	13,389
Long-term deposits		1,441	1,209
Total assets		987,368	1,036,295
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		127,344	112,991
Current operating lease liabilities		7,581	7,104
Short-term debt	9	70,298	—
Other current liabilities	10	46,495	82,972
Total current liabilities		251,718	203,067
Deferred income		25,343	28,738
Non-current operating lease liabilities		5,803	8,047
Other non-current liabilities		325	325
Total liabilities		283,189	240,177
Commitments and contingencies (Note 15)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized; 986,310,340 and 977,151,270 shares issued as of June 30, 2024 and December 31, 2023, respectively; 981,398,140 and 972,239,070 shares outstanding as of June 30, 2024 and December 31, 2023, respectively)		6	6
Additional paid-in capital		3,011,964	2,975,302
Accumulated deficit		(2,329,728)	(2,195,980)
Accumulated other comprehensive income		42,773	37,626
Treasury Stock (at cost, 4,912,200 shares as of both June 30, 2024 and December 31, 2023)		(20,836)	(20,836)
Total shareholders’ equity		704,179	796,118
Total liabilities and shareholders’ equity		987,368	1,036,295
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Operations
(in thousands of $, except for number of shares and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2024	2023	2024	2023
Revenues
Product revenue, net	6	100,106	68,864	187,255	131,661
Collaboration revenue	6	398	—	398	—
Total revenues		100,504	68,864	187,653	131,661
Expenses
Cost of product revenue		(35,148)	(23,763)	(68,767)	(45,100)
Cost of collaboration revenue		(85)	—	(85)	—
Research and development		(61,625)	(76,682)	(116,270)	(125,153)
Selling, general, and administrative		(79,710)	(67,920)	(148,904)	(130,430)
Gain on sale of intellectual property		—	10,000	—	10,000
Loss from operations		(76,064)	(89,501)	(146,373)	(159,022)
Interest income		9,330	10,090	18,988	20,321
Interest expense		(492)	—	(605)	—
Foreign currency losses		(4,108)	(40,079)	(6,176)	(31,167)
Other (expenses) income, net	13	(8,943)	(1,405)	418	(171)
Loss before income tax		(80,277)	(120,895)	(133,748)	(170,039)
Income tax expense	7	—	—	—	—
Net loss		(80,277)	(120,895)	(133,748)	(170,039)
Loss per share - basic and diluted	8	(0.08)	(0.13)	(0.14)	(0.18)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		975,937,790	964,817,310	974,541,780	963,140,360
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands of $)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	(80,277)	(120,895)	(133,748)	(170,039)
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	3,605	34,908	5,147	26,495
Comprehensive loss	(76,672)	(85,987)	(128,601)	(143,544)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of $, except for number of shares)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2023	977,151,270	6	2,975,302	(2,195,980)	37,626	(4,912,200)	(20,836)	796,118
Issuance of ordinary shares upon vesting of restricted shares	1,046,440	0	0	—	—	—	—	—
Share-based compensation	—	—	17,980	—	—	—	—	17,980
Net loss	—	—	—	(53,471)	—	—	—	(53,471)
Foreign currency translation	—	—	—	—	1,542	—	—	1,542
Balance at March 31, 2024	978,197,710	6	2,993,282	(2,249,451)	39,168	(4,912,200)	(20,836)	762,169
Issuance of ordinary shares upon vesting of restricted shares	8,087,630	0	0	—	—	—	—	—
Exercise of share options	25,000	0	44	—	—	—	—	44
Share-based compensation	—	—	18,638	—	—	—	—	18,638
Net loss	—	—	—	(80,277)	—	—	—	(80,277)
Foreign currency translation	—	—	—	—	3,605	—	—	3,605
Balance at June 30, 2024	986,310,340	6	3,011,964	(2,329,728)	42,773	(4,912,200)	(20,836)	704,179

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2022	962,455,850	6	2,893,120	(1,861,360)	25,685	(2,236,280)	(11,856)	1,045,595
Issuance of ordinary shares upon vesting of restricted shares	732,040	0	0	—	—	—	—	—
Exercise of share options	4,009,460	0	1,673	—	—	—	—	1,673
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,272,330)	(5,130)	(5,130)
Share-based compensation	—	—	16,661	—	—	—	—	16,661
Net loss	—	—	—	(49,144)	—	—	—	(49,144)
Foreign currency translation	—	—	—	—	(8,413)	—	—	(8,413)
Balance at March 31, 2023	967,197,350	6	2,911,454	(1,910,504)	17,272	(3,508,610)	(16,986)	1,001,242
Issuance of ordinary shares upon vesting of restricted shares	6,117,040	0	0	—	—	—	—	—
Exercise of share options	41,000	0	88	—	—	—	—	88
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,280,500)	(3,540)	(3,540)
Share-based compensation	—	—	20,511	—	—	—	—	20,511
Net loss	—	—	—	(120,895)	—	—	—	(120,895)
Foreign currency translation	—	—	—	—	34,908	—	—	34,908
Balance at June 30, 2023	973,355,390	6	2,932,053	(2,031,399)	52,180	(4,789,110)	(20,526)	932,314
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of $)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	(133,748)	(170,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	3	3
Inventory write-down	756	623
Depreciation and amortization expenses	5,953	4,652
Amortization of deferred income	(1,679)	(1,716)
Share-based compensation	36,618	37,172
Loss from fair value changes of equity investment with readily determinable fair value	5,147	1,304
Losses on disposal of property and equipment	450	260
Gain on disposal of land use right	—	(404)
Noncash lease expenses	4,141	4,383
Gain from sale of intellectual property	—	(10,000)
Debt issuance costs	700	—
Foreign currency remeasurement impact	6,176	31,167
Changes in operating assets and liabilities:
Accounts receivable	(10,842)	(8,863)
Notes receivable	(2,013)	(12,714)
Inventories	2,037	(6,627)
Prepayments and other current assets	2,612	87
Long-term deposits	(232)	(184)
Accounts payable	(6,117)	3,037
Other current liabilities	(35,607)	(6,761)
Operating lease liabilities	(5,086)	(3,596)
Deferred income	(1,548)	9,902
Other non-current liabilities	—	325
Net cash used in operating activities	(132,279)	(127,989)
Cash flows from investing activities
Purchases of short-term investments	—	(100,000)
Proceeds from maturity of short-term investment	16,300	84,500
Purchases of property and equipment	(1,715)	(5,234)
Proceeds from the sale of property and equipment	29	112
Acquisition of intangible assets	(12,168)	(630)
Proceeds from sale of intellectual property	—	10,000
Net cash provided by (used in) investing activities	2,446	(11,252)
Cash flows from financing activities
Proceeds from short-term debt	70,526	—
Payments of debt issuance costs	(700)	—
Proceeds from exercises of stock options	44	1,762
Taxes paid related to settlement of equity awards	—	(7,141)
Net cash provided by (used in) financing activities	69,870	(5,379)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(137)	(3,707)
Net decrease in cash, cash equivalents and restricted cash	(60,100)	(148,327)
Cash, cash equivalents and restricted cash - beginning of period	791,264	1,009,273
Cash, cash equivalents and restricted cash - end of period	731,164	860,946
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	2,391	4,344
Payables for acquisition of intangible assets	32,525	96
Payables for treasury stock	—	1,531
Right-of-use asset acquired under operating leases	2,389	3,313
Receivables for disposal of land use right	—	3,867
Supplemental disclosure of cash flow information
Cash paid for interest	496	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements

1. Organization and Principal Activities
Zai Lab Limited was incorporated on March 28, 2013 in the Cayman Islands as an exempted company with limited liability under the Companies Act of the Cayman Islands (as amended). Zai Lab Limited and its subsidiaries (collectively referred to as the “Company”) are focused on discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease.
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
(d) Fair Value Measurements
Equity investments with readily determinable fair value are measured using level 1 inputs and were $4.1 million and $9.2 million as of June 30, 2024 and December 31, 2023, respectively. The unrealized losses from fair value changes are recognized in other expenses (income), net in the condensed consolidated statements of operations.
Financial instruments of the Company primarily include cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, non-current restricted cash,

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements accounts payable, short-term debt, and other current liabilities. As of June 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, prepayments and other current assets, accounts payable, short-term debt, and other current liabilities approximated their fair value due to the short-term maturity of these instruments, and the carrying value of notes receivable and non-current restricted cash approximated their fair value based on the assessment of the ability to recover these amounts.
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
The Company did not adopt any new accounting standards in the six months ended June 30, 2024 that had a material impact on the Consolidated Financial Statements. For additional information on the Company’s significant accounting policies, refer to the notes to the consolidated financial statements in the 2023 Annual Report.
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents ($ in thousands):

	June 30, 2024	December 31, 2023
Cash	628,920	789,051
Cash equivalents (i)	1,128	1,100
	630,048	790,151
Denominated in:
US$	607,615	762,436
Renminbi (“RMB”) (ii)	21,074	25,093
Hong Kong dollar (“HK$”)	597	1,974
Australian dollar (“A$”)	565	587
Taiwan dollar (“TW$”)	197	61
	630,048	790,151
(i)Cash equivalents represent short-term and highly liquid investments in a money market fund.
(ii)Certain cash and bank balances denominated in RMB were deposited with banks in mainland China. The conversion of these RMB-denominated balances into foreign currencies is subject to the rules and regulations of foreign exchange control promulgated by the Chinese government.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
4. Inventories, Net
The following table presents the Company’s inventories, net ($ in thousands):

	June 30, 2024	December 31, 2023
Finished goods	23,365	22,702
Raw materials	16,107	17,655
Work in progress	2,374	4,470
Inventories, net	41,846	44,827
The Company writes down inventory for any excess or obsolete inventories or when the Company believes that the net realizable value of inventories is less than the carrying value. The Company recorded write-downs in inventory, which were included in cost of product revenue, of $0.7 million and $0.8 million in the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.6 million in the three and six months ended June 30, 2023, respectively.
5. Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net ($ in thousands):

	June 30, 2024	December 31, 2023
Office equipment	1,043	1,047
Electronic equipment	9,189	9,161
Vehicle	197	199
Laboratory equipment	20,244	20,140
Manufacturing equipment	17,619	17,680
Leasehold improvements	11,368	11,371
Construction in progress	24,851	24,272
	84,511	83,870
Less: accumulated depreciation	(33,898)	(30,136)
Property and equipment, net	50,613	53,734
Depreciation expense was $2.2 million and $4.4 million in the three and six months ended June 30, 2024, respectively, and $1.8 million and $4.3 million in the three and six months ended June 30, 2023, respectively.
6. Revenues
Product Revenue, Net
The Company’s product revenue is derived from the sales of its commercial products primarily in mainland China. The table below presents the Company’s gross and net product revenue ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue - gross	106,611	75,010	199,723	146,222
Less: Rebates and sales returns	(6,505)	(6,146)	(12,468)	(14,561)
Product revenue - net	100,106	68,864	187,255	131,661
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of product revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
The following table presents the Company’s net revenue by product ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ZEJULA	44,999	42,957	90,500	85,637
OPTUNE	12,584	13,692	25,064	27,034
QINLOCK	7,038	7,527	13,131	8,833
NUZYRA	12,295	4,636	22,208	10,105
VYVGART	23,190	52	36,352	52
Product revenue - net	100,106	68,864	187,255	131,661
Collaboration Revenue
Collaboration revenue was $0.4 million in both the three and six months ended June 30, 2024 and related to promotional activities in mainland China. We had no such collaboration revenue in the prior year periods.
7. Income Tax
No provision for income taxes has been required to be accrued because the Company is in a cumulative loss position for the periods presented.
The Company recorded a full valuation allowance against deferred tax assets of all its consolidated entities because all entities were in a cumulative loss position as of June 30, 2024 and December 31, 2023. No unrecognized tax benefits and related interest and penalties were recorded in the periods presented.
8. Loss Per Share
The following table presents the computation of the basic and diluted net loss per share ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	(80,277)	(120,895)	(133,748)	(170,039)
Denominator:
Weighted average number of ordinary shares - basic and diluted	975,937,790	964,817,310	974,541,780	963,140,360
Net loss per share - basic and diluted	(0.08)	(0.13)	(0.14)	(0.18)
As a result of the Company’s net loss in the three and six months ended June 30, 2024 and 2023, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	June 30,
	2024	2023
Share options	121,522,950	108,322,600
Non-vested restricted shares	35,535,640	33,462,670

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
9. Borrowings
In February 2024, the Company entered into certain debt arrangements with the Bank of China, SPD Bank, and Ningbo Bank to support its working capital needs in mainland China. The following table presents the Company’s short-term debt as of June 30, 2024 ($ in thousands):

	Weighted average interest rate per annum	June 30, 2024
Bank of China Working Capital Loan	2.95%	56,266
SPD Bank Working Capital Loan	3.45%	14,032
Total short-term debt	3.05%	70,298
Bank of China Working Capital Loan Facility
On February 5, 2024, the Company entered into an uncommitted facility letter with the Bank of China (Hong Kong) Limited (the “BOC HK”) pursuant to which the BOC HK will provide standby letters of credit for loans of up to $100.0 million for a term of one year. In connection with this agreement, the Company paid a one-time, non-refundable fee of $0.7 million in the first quarter of 2024. In accordance with this agreement, the Company also maintained restricted deposits of $100.0 million, which are presented as restricted cash-current on the condensed consolidated balance sheet, to secure the standby letters of credit. On February 6, 2024 and June 20, 2024, upon the Company’s application, the BOC HK provided standby letters of credit in favor of the Bank of China Pudong Development Zone Branch (the “BOC Pudong Branch”) for $50.0 million and $23.0 million, respectively, which are or may become payable by the Company’s wholly-owned subsidiary, Zai Lab (Shanghai) Co., Ltd. (“Zai Lab Shanghai”), and in the first half of 2024, Zai Lab Shanghai entered into working capital loan contracts with the BOC Pudong Branch for an aggregate loan of RMB500.0 million (approximately $69.8 million), of which an aggregate principal amount of RMB401.0 million (approximately $56.3 million) was outstanding as of June 30, 2024. Each working capital loan has a one-year term and is subject to a floating interest rate of approximately 2.95% initially, which is subject to adjustment every six months.
SPD Bank Working Capital Loan Facility
On February 6, 2024, the Company entered into a maximum-amount guarantee contract with the Shanghai Pudong Development Bank Co., Ltd. Zhangjiang Hi-Tech Park Sub-branch (the “SPD Bank”) pursuant to which the Company will guarantee working capital loans of up to RMB300.0 million (approximately $42.0 million) from SPD Bank to Zai Lab Shanghai over a three-year period. Zai Lab Shanghai entered into working capital loan contracts with SPD Bank under this debt facility in the first quarter of 2024, and the aggregate principal balance was RMB100.0 million (approximately $14.0 million) as of June 30, 2024. These working capital loans have a term of one year and are subject to a fixed interest rate of 3.45%.
Ningbo Bank Working Capital Loan Facility
On February 6, 2024, the Company’s wholly-owned subsidiary, Zai Lab (Suzhou) Co., Ltd. (“Zai Lab Suzhou”), entered into a maximum credit contract with Bank of Ningbo Co., Ltd. Suzhou Sub-branch (“Ningbo Bank”) as well as an Electronic Commercial Draft Discounting Master Agreement and Online Working Capital Loan Master Agreement (collectively, the “Ningbo Bank Agreements”). The Ningbo Bank Agreements permit Zai Lab Suzhou to utilize, including through discounting or working capital loan agreements and subject to the terms and conditions in related master agreements, up to RMB230.3 million (approximately $32.4 million), of which the Company is authorized to utilize up to RMB160.0 million (approximately $22.5 million). In connection with the arrangements described in the Ningbo Bank Agreements, Zai Lab Suzhou agreed to pledge interests in certain real property it owns in Suzhou. As of June 30, 2024, Zai Lab Suzhou has not entered into any discounting arrangements or working capital loans under this Ningbo Bank working capital loan facility.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
10. Other Current Liabilities
The following table presents the Company’s other current liabilities ($ in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll	22,432	33,711
Accrued professional service fee	3,514	7,520
Payables for purchase of property and equipment	2,391	2,474
Accrued rebate to distributors	10,037	16,926
Tax payables	4,625	16,988
Other (i)	3,496	5,353
Total	46,495	82,972
(i)Other primarily includes accrued travel and business-related expenses.
11. Share-Based Compensation
During the six months ended June 30, 2024, the Company granted share options to purchase up to 20,739,400 ordinary shares and restricted shares representing 16,398,190 ordinary shares under its equity incentive plans. The share options granted have a contractual term of ten years. Share options granted since April 2023 generally vest ratably over a four-year period, and share options granted prior to April 2023 generally vest ratably over a five-year period, with 25% or 20% of the awards vesting on each anniversary of the grant date, respectively, subject to continued employment/service with the Company on the vesting date. The restricted shares granted generally vest ratably over a specified period on the anniversary of the grant date, subject to continued employment/service with the Company on the vesting date. For a description of the Company’s equity incentive plans and more details on the terms of the share-based awards, see Note 15 of the 2023 Annual Report.
The following table presents the share-based compensation expense that has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	10,421	11,776	21,456	21,839
Research and development	8,217	8,735	15,162	15,333
Total	18,638	20,511	36,618	37,172
As of June 30, 2024, there was unrecognized share-based compensation expense related to unvested share options and unvested restricted shares of $98.1 million and $100.9 million, respectively, which the Company expects to recognize over a weighted-average period of 3.07 years and 2.90 years, respectively.
12. License and Collaboration Agreements
The Company has entered into various license and collaboration agreements with third parties to develop and commercialize product candidates. For a description of the material terms of the Company’s significant license and collaboration agreements, see Note 16 of the 2023 Annual Report. The following includes a description of milestone fees incurred in the six months ended June 30, 2024 under our significant license and collaboration agreements.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
License and Collaboration Agreement with Innoviva (SUL-DUR)
Under the terms of our license and collaboration agreement with Entasis Therapeutics Holdings Inc., a wholly owned subsidiary of Innoviva, Inc. (“Innoviva”), the Company recorded an $8.0 million regulatory milestone in the second quarter of 2024, which was capitalized as an intangible asset. As of June 30, 2024, the Company may be required to pay an additional aggregate amount of up to $80.6 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high single digits to low-teens on annual net sales of the licensed products in the licensed territory.
License Agreement with BMS (Repotrectinib)
Under the terms of our license agreement with Turning Point Therapeutics, Inc., a company later acquired by Bristol Myers Squibb (“BMS”), the Company recorded a $25.0 million regulatory milestone in the second quarter of 2024, which was capitalized as an intangible asset. As of June 30, 2024, the Company may be required to pay an additional aggregate amount of up to $116.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from mid- to high-teens on annual net sales of the licensed product in the licensed territory.
13. Other Expenses (Income), Net
The following table presents the Company’s other expenses (income), net ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Government grants	534	83	3,325	83
Loss on equity investments with readily determinable fair value	(10,035)	(1,744)	(5,147)	(1,304)
Others miscellaneous gain	558	256	2,240	1,050
Total	(8,943)	(1,405)	418	(171)
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
No appropriation to statutory reserves was made in the three and six months ended June 30, 2024 and 2023 because the Chinese subsidiaries had substantial losses during such periods.
As a result of these Chinese laws and regulations, subject to the limits discussed above that require annual appropriations of 10% of after-tax profit to be set aside, prior to payment of dividends, as a general reserve fund, the Company’s Chinese subsidiaries are restricted in their ability to transfer out a portion of their net assets.
Foreign exchange and other regulation in mainland China may further restrict the Company’s subsidiaries in mainland China from transferring out funds in the form of dividends, loans, and advances. As of June 30, 2024 and December 31, 2023, amounts restricted included the paid-in capital of the Company’s subsidiaries in mainland China and were $506.0 million.
15. Commitments and Contingencies
(a) Purchase Commitments
The Company’s commitments related to purchase of property and equipment contracted but not yet reflected in the unaudited condensed consolidated financial statements were $1.0 million as of June 30, 2024 and were expected to be incurred within one year.
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
16. Subsequent Events
The Company identified an additional opportunity to access capital denominated in RMB through a debt facility with China Merchants Bank to support our working capital needs in mainland China. As a result, on July 5, 2024, the Company issued a maximum-amount irrevocable letter of guarantee to China Merchants Bank Co., Ltd., Shanghai Branch (“CMB”) pursuant to which the Company will guarantee working capital loans of up to RMB250.0 million (approximately $34.4 million) from CMB to our wholly-owned subsidiary, Zai Lab Shanghai, and Zai Lab Shanghai entered into a Credit Agreement with CMB with respect to the RMB250.0 million facility. The credit facility will be available for one year, and key terms of the specific working capital loans, including the amount, term, and interest rate, will be included in the specific transaction documents. To date, Zai Lab Shanghai has not entered into working capital loans under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our 2023 Annual Report and our unaudited condensed consolidated financial statements and the accompanying notes for the three and six months ended June 30, 2024 included in Item 1. Financial Statements.
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. We intend to leverage our competencies and resources to positively impact human health in Greater China and worldwide. We currently have five commercial products – ZEJULA®, OPTUNE, QINLOCK®, NUZYRA®, and VYVGART® – that have received marketing approval and that we have commercially launched in one or more territories in Greater China. OPTUNE refers to Tumor Treating Fields devices marketed under various brand names, including OPTUNE GIO® for glioblastoma multiforme (“GBM”). We also have multiple programs in late-stage product development and a number of ongoing pivotal trials across our portfolio.
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
As we pursue our corporate strategic goals, we anticipate that our financial results will fluctuate from quarter to quarter and year to year depending in part on the balance between the success of our commercial products and the level of our research and development expenses. We cannot predict whether or when our product candidates will receive regulatory approval. Further, if we receive such regulatory approval, we cannot predict whether or when we may be able to successfully commercialize such products or whether or when such products may become profitable.
Recent Developments
Commercial Products
Net product revenue was $100.1 million for the second quarter of 2024, an increase of 45% compared to the prior year period, primarily driven by increased sales for VYVGART since its launch in September 2023 and NRDL listing in January 2024 and increased sales for ZEJULA and NUZYRA. The NRDL listing for ZEJULA as a maintenance treatment was renewed in the first quarter of 2024, and ZEJULA continues to be the leading PARP inhibitor in hospital sales for ovarian cancer in mainland China. Increased sales for NUZYRA were supported by the inclusion in the NRDL for its IV formulation in the first quarter of 2023 and for its oral formulation in the first quarter of 2024.
Product Candidates
We continued to advance our product candidates through our research and development activities, including the following developments with respect to our clinical trials and regulatory approvals:
Oncology
•Repotrectinib: In May 2024, the NMPA approved the New Drug Application (“NDA”) for repotrectinib for the treatment of adult patients with locally advanced or metastatic ROS1-positive non-small cell lung cancer (“NSCLC”). The approval was based on the global Phase I/II TRIDENT-1 study that evaluated repotrectinib in TKI naïve and TKI-pretreated patients with ROS1-positive NSCLC. We participated in the Greater China portion of this study. In June 2024, our partner Bristol Myers Squibb (“BMS”) announced that the U.S. Food and Drug Administration (“FDA”) had granted accelerated approval of repotrectinib for the treatment of patients with NTRK-positive locally advanced or metastatic solid tumors.
•Niraparib (PARP): In July 2024, data from a Zai-supported study was published in Cell that provides new insights with potential to improve treatment of HRD-positive ovarian cancers, including through neoadjuvant monotherapy with niraparib and a combination of niraparib and ZL-1218, our investigational CCR8 antibody.
•Tisotumab Vedotin: In April 2024, our partner Pfizer Inc. and Genmab A/S announced that the FDA approved the supplemental Biologics License Application granting full approval for tisotumab vedotin (or TIVDAK®) for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. We are participating in the global Phase III innovaTV 301 trial and extension study in Greater China.
Immunology, Neuroscience, and Infectious Disease
•Efgartigimod: In May 2024, the NMPA accepted for priority review a supplemental Biologics License Application for efgartigimod alfa injection (subcutaneous injection) (“efgartigimod SC”) for the treatment of patients with chronic inflammatory demyelinating polyneuropathy (“CIDP”). In June 2024, our partner argenx announced that the FDA approved efgartigimod SC, under the brand name VYVGART® Hytrulo, for this indication.
In July 2024, the NMPA approved a Biologics License Application for efgartigimod SC as an add on to standard therapy for the treatment of adult patients with gMG who are anti-acetylcholine receptor (AChR) antibody positive.
•Sulbactam-Durlobactam (SUL-DUR): In May 2024, the NMPA approved the NDA for SUL-DUR for the treatment of adult patients with hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia caused by susceptible isolates of Acinetobacter baumannii-calcoaceticus complex.
•Xanomeline-Trospium (KarXT): In April 2024, our partner BMS presented new interim long-term data from the Phase III EMERGENT program for the treatment of schizophrenia. In the new interim analysis of long-term efficacy data from the Phase 3 EMERGENT-4 open-label extension trial, KarXT was associated with significant improvement in symptoms of schizophrenia across all efficacy measures at 52 weeks, and in the new pooled interim long-term safety and metabolic outcomes from the Phase III EMERGENT-4 and EMERGENT-5 trials, KarXT demonstrated a favorable long-term metabolic profile where most patients experienced stability or improvements on metabolic parameters over 52 weeks of treatment. We are conducting a registrational bridging study in mainland China.

In July 2024, Zai Lab joined the global Phase III ADEPT-2 study evaluating the safety and efficacy of KarXT for the treatment of Alzheimer’s disease with psychosis in Greater China.
•Early-Stage Global Pipeline: In May 2024, we initiated a global Phase II clinical trial evaluating the safety and efficacy of ZL-1102, an anti-IL-17 investigational therapy that we are internally developing, for the treatment of chronic plaque psoriasis.
Corporate Updates
We continue to enhance our portfolio through strategic partnerships and to strengthen our organizational structure to support the evolving needs of our business:
•Business Development: In July 2024, we entered into a strategic partnership and global license agreement with MabCare Therapeutics Co., Ltd. Through this collaboration, we expanded our global oncology pipeline with a next generation antibody-drug conjugate targeting ROR1, ZL-6301. ZL-6301 has the potential to be used in the treatment of solid tumors where ROR1 is commonly expressed and in hematological malignancies where ROR1 is a validated target. ZL-6301 has demonstrated an encouraging pre-clinical profile, and it is currently in the IND-enabling stage. We plan to focus on advancing its global development.
•Organizational Updates: In April 2024, Andrew Zhu joined Zai Lab as our Chief Commercial Officer in Greater China. Mr. Zhu’s rich experience in building innovative business models and resource integration will help us further enhance our commercial operations and drive sales and profit growth across Greater China. He joins us from Simcere Zaiming, where he most recently served as Chief Operating Officer responsible for the commercial and pharmaceutical business. He previously served in various operational, sales, and marketing leadership roles at leading global biopharmaceutical companies, including AstraZeneca, Roche, Sanofi, and BMS. In addition, Dr. Rafael Amado was appointed President, Head of Global Research and Development, expanding his role to encompass R&D efforts all of our therapeutic areas upon Dr. Harald Reinhart’s retirement on June 30, 2024.
Factors Affecting Our Results of Operations
Our Commercial Products
We generate product revenue through the sale of our commercial products in Greater China, net of any related sales returns and rebates to distributors. Our cost of product revenue mainly consists of the costs of manufacturing ZEJULA and NUZYRA, costs of purchasing OPTUNE, QINLOCK, and VYVGART from our collaboration partners, any royalty fees incurred as a result of sales of our commercial products under our license and collaboration agreements, and amortization of any sales-based milestone fees incurred under our license and collaboration agreements. We expect our product revenue to increase in coming years as we continue to focus on increasing patient access to our existing commercial products, such as through NRDL listing or increased supplemental insurance coverage in the private-pay market, and as we launch additional commercial products, if and when we obtain required regulatory approvals. We expect our cost of product revenue to increase as the volume of products sold increases.
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
•fees for exclusive development rights of products granted to the Company;
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
License and Collaboration Arrangements
Our results of operations have been, and will continue to be, affected by our license and collaboration agreements. In accordance with these agreements, we may be required to make upfront payments and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. As of June 30, 2024, we may be required to pay development and regulatory milestone payments of up to an additional aggregate amount of $294.5 million for our current clinical programs and $561.2 million for other programs, and such payments are contingent on the progress of our product candidates prior to commercialization. As of June 30, 2024, we also may be required to pay sales-based milestone payments of up to an additional aggregate amount of $1,980.0 million as well as certain royalties at tiered percentage rates on annual net sales that are contingent on product performance. If these milestones or royalties do occur, we view related payments as favorable because such payments signify that the product or product candidate is achieving higher sales levels or advancing toward potential commercial launch.

Results of Operations
In this section, we discuss our results of operations for the three and six months ended June 30, 2024 compared to the same periods in 2023.
The following table presents our results of operations ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenues
Product revenue, net	100,106	68,864	31,242	45%	187,255	131,661	55,594	42%
Collaboration revenue	398	—	398	NM	398	—	398	NM
Total revenues	100,504	68,864	31,640	46%	187,653	131,661	55,992	43%
Expenses
Cost of product revenue	(35,148)	(23,763)	(11,385)	48%	(68,767)	(45,100)	(23,667)	52%
Cost of collaboration revenue	(85)	—	(85)	NM	(85)	—	(85)	NM
Research and development	(61,625)	(76,682)	15,057	(20)%	(116,270)	(125,153)	8,883	(7)%
Selling, general, and administrative	(79,710)	(67,920)	(11,790)	17%	(148,904)	(130,430)	(18,474)	14%
Gain on sale of intellectual property	—	10,000	(10,000)	(100)%	—	10,000	(10,000)	(100)%
Loss from operations	(76,064)	(89,501)	13,437	(15)%	(146,373)	(159,022)	12,649	(8)%
Interest income	9,330	10,090	(760)	(8)%	18,988	20,321	(1,333)	(7)%
Interest expense	(492)	—	(492)	NM	(605)	—	(605)	NM
Foreign currency losses	(4,108)	(40,079)	35,971	(90)%	(6,176)	(31,167)	24,991	(80)%
Other (expenses) income, net	(8,943)	(1,405)	(7,538)	537%	418	(171)	589	(344)%
Loss before income tax	(80,277)	(120,895)	40,618	(34)%	(133,748)	(170,039)	36,291	(21)%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	(80,277)	(120,895)	40,618	(34)%	(133,748)	(170,039)	36,291	(21)%
NM - Not Meaningful
Revenues
Product Revenue, Net
The following table presents the components of the Company’s product revenue ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Product revenue - gross	106,611	75,010	31,601	42%	199,723	146,222	53,501	37%
Less: Rebates and sales returns	(6,505)	(6,146)	(359)	6%	(12,468)	(14,561)	2,093	(14)%
Product revenue - net	100,106	68,864	31,242	45%	187,255	131,661	55,594	42%
Our product revenue is derived from the sales of our commercial products primarily in mainland China, net of sales returns and rebates to distributors with respect to the sales of these products.
Our net product revenue increased by $31.2 million and $55.6 million in the three and six months ended June 30, 2024, respectively, primarily driven by increased sales for VYVGART since its launch in September 2023 and NRDL listing in January 2024. Net product revenue growth was also supported by increased sales volumes for ZEJULA and NUZYRA in the three and six months ended June 30, 2024 and for QINLOCK in the six months ended June 30, 2024. ZEJULA sales remained strong as it continued to be the leading PARP inhibitor in hospital sales for ovarian cancer in mainland China following the renewal of its NRDL listing as a maintenance treatment in the first quarter of 2024. The growth in NUZYRA sales was supported by the inclusion in the NRDL for its IV formulation in the first quarter of 2023 and for its oral formulation in the first quarter of 2024. Similarly, QINLOCK sales were supported by its inclusion in the NRDL in the first quarter of 2023.
The following table presents net revenue by product ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
ZEJULA	44,999	42,957	2,042	5%	90,500	85,637	4,863	6%
OPTUNE	12,584	13,692	(1,108)	(8)%	25,064	27,034	(1,970)	(7)%
QINLOCK	7,038	7,527	(489)	(6)%	13,131	8,833	4,298	49%
NUZYRA	12,295	4,636	7,659	165%	22,208	10,105	12,103	120%
VYVGART	23,190	52	23,138	44496%	36,352	52	36,300	69808%
Total product revenue, net	100,106	68,864	31,242	45%	187,255	131,661	55,594	42%
Cost of Product Revenue
Cost of product revenue increased by $11.4 million and $23.7 million in the three and six months ended June 30, 2024, respectively, primarily due to increasing sales volumes and shifts in product sales mix.
Collaboration Revenue and Cost of Collaboration Revenue
Collaboration revenue was $0.4 million and cost of collaboration revenue was $0.1 million in both the three and six months ended June 30, 2024, and related to promotional activities in mainland China. We had no such collaboration revenue in the prior year periods.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Personnel compensation and related costs	31,209	29,378	1,831	6%	59,217	58,034	1,183	2%
Licensing fees	—	18,282	(18,282)	(100)%	—	19,282	(19,282)	(100)%
CROs/CMOs/Investigators expenses	24,305	23,626	679	3%	44,209	36,065	8,144	23%
Other costs	6,111	5,396	715	13%	12,844	11,772	1,072	9%
Total	61,625	76,682	(15,057)	(20)%	116,270	125,153	(8,883)	(7)%
Research and development expenses decreased by $15.1 million and $8.9 million in the three and six months ended June 30, 2024, respectively, primarily due to:
•a decrease of $18.3 million and $19.3 million, respectively, in licensing fees as a result of decreased upfront and milestone payments for our license and collaboration agreements; partially offset by
•an increase of $1.4 million and $9.2 million, respectively, in CROs/CMOs/Investigators expenses and other costs related to ongoing and newly initiated clinical trials.

The following table presents our research and development expenses by program ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Clinical programs	21,348	32,462	(11,114)	(34)%	40,136	44,989	(4,853)	(11)%
Pre-clinical programs	3,139	10,758	(7,619)	(71)%	5,188	13,239	(8,051)	(61)%
Unallocated research and development expenses	37,138	33,462	3,676	11%	70,946	66,925	4,021	6%
Total	61,625	76,682	(15,057)	(20)%	116,270	125,153	(8,883)	(7)%
Research and development expenses attributable to clinical programs decreased by $11.1 million in the three months ended June 30, 2024 primarily driven by a decrease of $8.3 million in licensing fees and $2.8 million in CROs/CMOs/Investigators expenses. Research and development expenses attributable to pre-clinical programs decreased by $7.6 million in the three months ended June 30, 2024 primarily due to a decrease of $10.0 million in licensing fees, offset by an increase of $2.4 million in CROs/CMOs/Investigators expenses related to newly initiated studies and progress of existing studies.
Research and development expenses attributable to clinical programs decreased by $4.9 million in the six months ended June 30, 2024 primarily driven by a decrease of $8.3 million in licensing fees, offset by an increase of $3.4 million in CROs/CMOs/Investigators expenses due to newly initiated studies and progress of existing studies. Research and development expenses attributable to pre-clinical programs decreased by $8.1 million in the six months ended June 30, 2024 primarily due to a decrease of $11.0 million in licensing fees, offset by an increase of $2.9 million in CROs/CMOs/Investigators expenses related to newly initiated studies and progress of existing studies.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General, and Administrative Expenses
The following table presents our selling, general and administrative expenses by program ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Personnel compensation and related costs	48,279	42,874	5,405	13%	94,173	83,788	10,385	12%
Professional service fees	4,951	5,793	(842)	(15)%	9,054	14,348	(5,294)	(37)%
Other costs	26,480	19,253	7,227	38%	45,677	32,294	13,383	41%
Total	79,710	67,920	11,790	17%	148,904	130,430	18,474	14%
Selling, general, and administrative expenses increased by $11.8 million and $18.5 million in the three and six months ended June 30, 2024, respectively, primarily due to:
•an increase of $7.2 million and $13.4 million in other costs, respectively, primarily related to higher general selling expenses for VYVGART which was launched in September 2023.
•an increase of $5.4 million and $10.4 million in personnel compensation and related costs, respectively, primarily driven by headcount growth mainly to support VYVGART; partially offset by
•a decrease of $0.8 million and $5.3 million in professional service fees, respectively, primarily related to decreased legal, finance, and human resources administrative expenses.

Gain on Sale of Intellectual Property
We had a gain on sale of intellectual property of $10.0 million in the second quarter of 2023 in connection with our sale of certain patent rights and related know-how to a third party. We had no such gain or loss in the current year periods.
Interest Income
Interest income decreased by $0.8 million and $1.3 million in the three and six months ended June 30, 2024, respectively, primarily due to decreased cash and cash equivalents.
Interest Expense
Interest expense increased by $0.5 million and $0.6 million in the three and six months ended June 30, 2024, respectively, primarily due to interest expense on short-term debt we entered into in the first half year of 2024. We had no such interest expense in the prior year periods.
Foreign Currency Losses
Foreign currency losses decreased by $36.0 million and $25.0 million in the three and six months ended June 30, 2024, respectively, due to the decreased level of depreciation of the RMB against the U.S. dollar.
Other (Expenses) Income, Net
Other expenses, net increased by $7.5 million in the three months ended June 30, 2024, primarily due to an increase of $8.3 million in loss of our equity investment in MacroGenics, Inc as a result of changes in its stock price.
Other income, net was $0.4 million in the six months ended June 30, 2024, compared to other expenses, net of $0.2 million in the six months ended June 30, 2023, primarily due to an increase of $3.2 million in government grants, an increase of $1.2 million in other miscellaneous gain primarily driven by an increase in sublease rental income, offset by an increase of $3.8 million in loss of our equity investment in MacroGenics, Inc as a result of changes in its stock price.
Income Tax Expense
Income tax expense was nil in both the three and six months ended June 30, 2024 and 2023.
Net Loss
Net loss was $80.3 million in the three months ended June 30, 2024, or a loss per ordinary share attributable to common stockholders of $0.08 (or loss per ADS of $0.82), compared to a net loss of $120.9 million in the three months ended June 30, 2023, or a loss per ordinary share of $0.13 (or loss per ADS of $1.25).
Net loss was $133.7 million in the six months ended June 30, 2024, or a loss per ordinary share attributable to common stockholders of $0.14 (or loss per ADS of $1.37), compared to a net loss of $170.0 million in the six months ended June 30, 2023, or a loss per ordinary share of $0.18 (or loss per ADS of $1.77).
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
Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements, our September 2017 initial public offering and various follow-on offerings on Nasdaq, and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. In addition, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering and subsequent follow-on offerings on Nasdaq and our initial public offering on the Hong Kong Stock Exchange. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $132.3 million and $128.0 million in the six months ended 2024 and 2023, respectively. For information on our research and development activities and related expenditures see the Research and Development Expenses, Selling, General, and Administrative Expenses, License and Collaboration Arrangements, and Results of Operations sections in above. In addition, as of June 30, 2024, we had commitments for capital expenditures of $1.0 million, mainly for the purpose of plant construction and installation.
As of June 30, 2024, we had cash and cash equivalents, current restricted cash, and short-term investments of $730.0 million, which we expect will enable us to meet our cash requirements including the funding of operating expenses, capital expenditures, and debt obligations for at least the next 12 months.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may, from time to time, identify opportunities to access capital through debt arrangements on favorable commercial terms. In February 2024, we entered into three such debt arrangements with Chinese financial institutions that allow certain of our subsidiaries to borrow up to approximately $164.5 million (or RMB1,171.7 million) to support our working capital needs in mainland China. As of June 30, 2024, we had short-term debt of approximately $70.3 million (or RMB501.0 million) pursuant to these debt arrangements. In addition, in July 2024, we entered into an additional such debt arrangement with a Chinese financial institution that would allow Zai Lab Shanghai to borrow up to RMB250.0 million (approximately $34.4 million) to support our working capital needs in mainland China. These debt arrangements will provide us with additional capital capacity that gives us enhanced flexibility to execute on our corporate strategic goals. For more information, see Note 9 and Note 16.
We may consider, or we may ultimately need, additional funding sources to bring to fruition our strategic objectives, and there can be no assurances that such funding will be made available to us on acceptable terms or at all.

The following table presents information regarding our cash flows ($ in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$
Net cash used in operating activities	(132,279)	(127,989)	(4,290)
Net cash provided by (used in) investing activities	2,446	(11,252)	13,698
Net cash provided by (used in) financing activities	69,870	(5,379)	75,249
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(137)	(3,707)	3,570
Net decrease in cash, cash equivalents and restricted cash	(60,100)	(148,327)	88,227
Net Cash Used in Operating Activities
Net cash used in operating activities increased by $4.3 million in the six months ended June 30, 2024, primarily due to a decrease of $31.4 million in net changes in operating assets and liabilities, a decrease of $9.2 million in adjustments to reconcile net loss to net cash used in operating activities, partially offset by a decrease of $36.3 million in net loss.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $2.4 million in the six months ended June 30, 2024, compared to net cash used in investing activities of $11.3 million in the six months ended June 30, 2023. This shift was primarily due to a decrease of $100.0 million in purchases of short-term investments, and a decrease of $3.5 million in purchases of property and equipment, partially offset by a decrease of $68.2 million in proceeds from the maturity of short-term investments, an increase of $11.5 million from acquisition of intangible assets as we made a sales-based milestone payment which was capitalized as intangible assets in the fourth quarter of 2023, and a decrease of $10.0 million in proceeds from sale of intellectual property.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $69.9 million in the six months ended June 30, 2024, compared to net cash used in financing activities of $5.4 million in the six months ended June 30, 2023. This shift was primarily due to $69.8 million in short-term debt proceeds net of related issuance costs as we entered into certain debt arrangements in the first half of 2024, partially offset by decreases of $7.1 million in taxes paid related to settlement of equity awards and $1.7 million in proceeds from exercises of stock options.
Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II – Item 8. Financial Statements and Supplementary Data – Recent Accounting Pronouncements in our 2023 Annual Report. The Company has not adopted any new accounting standards in the six months ended June 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk and credit risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China (“PBOC”), controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of $21.1 million and $25.1 million, which were denominated in RMB, representing 3% of the cash and cash equivalents as of both June 30, 2024 and December 31, 2023, respectively.

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
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of losses due to credit risk. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $630.0 million and $790.2 million, and short-term investments of nil and $16.3 million, respectively. As of June 30, 2024 and December 31, 2023, all of our cash and cash equivalents and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product revenue and collaborative arrangements. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of June 30, 2024, our two largest customers accounted for approximately 23% of our total accounts receivable collectively.
Certain accounts receivable balances are settled in the form of notes receivable. As of June 30, 2024, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.

Item 4. Controls and Procedures
Management’s Evaluation of Our Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Rules 13a-15(f)) during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 6, 2024, Richard Gaynor, one of the Company’s directors, adopted a new written Rule 10b5-1 trading arrangement for the disposition of up to 5,000 of the Company’s ADSs, each representing ten of the Company’s ordinary shares, to cover tax obligations in connection with the vesting of a previously granted restricted stock award. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than July 7, 2025.

Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title
10.1#	Zai Lab Limited 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on June 18, 2024)
10.2#	Form Restricted Share Unit Award Agreement
10.3#	Form Restricted Stock Award Agreement
10.4#	Form Non-Statutory Stock Option Award Agreement
10.5+	Addendum to Collaboration and License Agreement between argenx BV and Zai Auto Immune (Hong Kong) Limited dated June 30, 2024
10.6+
Unofficial English Translation of Maximum-Amount Irrevocable Letter of Guarantee, dated as of July 5, 2024, issued by Zai Lab Limited to China Merchants Bank Co., Ltd., Shanghai Branch (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on July 9, 2024)

10.7+
Unofficial English Translation of Credit Agreement, dated as of July 5, 2024, by and between Zai Lab (Shanghai) Co., Ltd. and China Merchants Bank Co., Ltd., Shanghai Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-38205) filed on July 9, 2024)

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

# Management contract or compensatory plan, contract, or arrangement
+ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAI LAB LIMITED

Dated: August 6, 2024	By:	/s/ Yajing Chen
	Name:	Yajing Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)