Form 10-Q
period 2024-09-30
Zai Lab Ltd
filed 2024-11-12
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2024, 996,087,670 ordinary shares of the registrant, par value $0.000006 per share, were outstanding, of which 762,979,490 ordinary shares were held in the form of American Depositary Shares.

Table of Contents
Zai Lab Limited
Quarterly Report on Form 10-Q
For the Third Quarter of 2024

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
These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), our Quarterly Reports on Form 10-Q, and our other filings with the U.S. Securities and Exchange Commission. Forward-looking statements are based on our management’s beliefs and assumptions and information currently available to our management. These statements, like all statements in this report, speak only as of their date. We anticipate that subsequent events and developments will cause our expectations and assumptions to change, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.
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

Item 1. Financial Statements.
Zai Lab Limited
Unaudited Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars (“$”), except for number of shares and per share data)

	Notes	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	3	616,086	790,151
Restricted cash, current		100,000	—
Short-term investments		—	16,300
Accounts receivable (net of allowance for credit losses of $14 and $17 as of September 30, 2024 and December 31, 2023, respectively)		49,970	59,199
Notes receivable		19,278	6,134
Inventories, net	4	39,548	44,827
Prepayments and other current assets		35,667	22,995
Total current assets		860,549	939,606
Restricted cash, non-current		1,118	1,113
Long term investments		3,153	9,220
Prepayments for equipment		32	111
Property and equipment, net	5	50,765	53,734
Operating lease right-of-use assets		12,833	14,844
Land use rights, net		3,012	3,069
Intangible assets, net	6	51,669	13,389
Long-term deposits		975	1,209
Value added tax recoverable		1,240	—
Total assets		985,346	1,036,295
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		120,652	112,991
Current operating lease liabilities		6,585	7,104
Short-term debt	10	112,994	—
Other current liabilities	11	46,084	82,972
Total current liabilities		286,315	203,067
Deferred income		24,924	28,738
Non-current operating lease liabilities		6,113	8,047
Other non-current liabilities		325	325
Total liabilities		317,677	240,177
Commitments and contingencies (Note 16)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized; 989,268,370 and 977,151,270 shares issued as of September 30, 2024 and December 31, 2023, respectively; 984,356,170 and 972,239,070 shares outstanding as of September 30, 2024 and December 31, 2023, respectively)		6	6
Additional paid-in capital		3,031,628	2,975,302
Accumulated deficit		(2,371,399)	(2,195,980)
Accumulated other comprehensive income		28,270	37,626
Treasury Stock (at cost, 4,912,200 shares as of both September 30, 2024 and December 31, 2023)		(20,836)	(20,836)
Total shareholders’ equity		667,669	796,118
Total liabilities and shareholders’ equity		985,346	1,036,295
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Operations
(in thousands of $, except for number of shares and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2024	2023	2024	2023
Revenues
Product revenue, net	7	101,847	69,228	289,102	200,889
Collaboration revenue	7	418	—	816	—
Total revenues		102,265	69,228	289,918	200,889
Expenses
Cost of product revenue		(36,569)	(25,479)	(105,336)	(70,579)
Cost of collaboration revenue		(348)	—	(433)	—
Research and development		(65,982)	(58,767)	(182,252)	(183,920)
Selling, general, and administrative		(67,219)	(68,552)	(216,123)	(198,982)
Gain on sale of intellectual property		—	—	—	10,000
Loss from operations		(67,853)	(83,570)	(214,226)	(242,592)
Interest income		9,029	9,172	28,017	29,493
Interest expense		(745)	—	(1,350)	—
Foreign currency gains (losses)		14,457	4,852	8,281	(26,315)
Other income, net	14	3,441	394	3,859	223
Loss before income tax		(41,671)	(69,152)	(175,419)	(239,191)
Income tax expense	8	—	—	—	—
Net loss		(41,671)	(69,152)	(175,419)	(239,191)
Loss per share - basic and diluted	9	(0.04)	(0.07)	(0.18)	(0.25)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		981,687,390	968,767,730	976,941,030	965,060,570
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands of $)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	(41,671)	(69,152)	(175,419)	(239,191)
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	(14,503)	(4,228)	(9,356)	22,267
Comprehensive loss	(56,174)	(73,380)	(184,775)	(216,924)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of $, except for number of shares)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2023	977,151,270	6	2,975,302	(2,195,980)	37,626	(4,912,200)	(20,836)	796,118
Issuance of ordinary shares upon vesting of restricted shares	1,046,440	0	0	—	—	—	—	—
Share-based compensation	—	—	17,980	—	—	—	—	17,980
Net loss	—	—	—	(53,471)	—	—	—	(53,471)
Foreign currency translation	—	—	—	—	1,542	—	—	1,542
Balance at March 31, 2024	978,197,710	6	2,993,282	(2,249,451)	39,168	(4,912,200)	(20,836)	762,169
Issuance of ordinary shares upon vesting of restricted shares	8,087,630	0	0	—	—	—	—	—
Exercise of share options	25,000	0	44	—	—	—	—	44
Share-based compensation	—	—	18,638	—	—	—	—	18,638
Net loss	—	—	—	(80,277)	—	—	—	(80,277)
Foreign currency translation	—	—	—	—	3,605	—	—	3,605
Balance at June 30, 2024	986,310,340	6	3,011,964	(2,329,728)	42,773	(4,912,200)	(20,836)	704,179
Issuance of ordinary shares upon vesting of restricted shares	393,850	0	0	—	—	—	—	—
Exercise of share options	2,564,180	0	2,869	—	—	—	—	2,869
Share-based compensation	—	—	16,795	—	—	—	—	16,795
Net loss	—	—	—	(41,671)	—	—	—	(41,671)
Foreign currency translation	—	—	—	—	(14,503)	—	—	(14,503)
Balance at September 30, 2024	989,268,370	6	3,031,628	(2,371,399)	28,270	(4,912,200)	(20,836)	667,669

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2022	962,455,850	6	2,893,120	(1,861,360)	25,685	(2,236,280)	(11,856)	1,045,595
Issuance of ordinary shares upon vesting of restricted shares	732,040	0	0	—	—	—	—	—
Exercise of share options	4,009,460	0	1,673	—	—	—	—	1,673
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,272,330)	(5,130)	(5,130)
Share-based compensation	—	—	16,661	—	—	—	—	16,661
Net loss	—	—	—	(49,144)	—	—	—	(49,144)
Foreign currency translation	—	—	—	—	(8,413)	—	—	(8,413)
Balance at March 31, 2023	967,197,350	6	2,911,454	(1,910,504)	17,272	(3,508,610)	(16,986)	1,001,242
Issuance of ordinary shares upon vesting of restricted shares	6,117,040	0	0	—	—	—	—	—
Exercise of share options	41,000	0	88	—	—	—	—	88
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,280,500)	(3,540)	(3,540)
Share-based compensation	—	—	20,511	—	—	—	—	20,511
Net loss	—	—	—	(120,895)	—	—	—	(120,895)
Foreign currency translation	—	—	—	—	34,908	—	—	34,908
Balance at June 30, 2023	973,355,390	6	2,932,053	(2,031,399)	52,180	(4,789,110)	(20,526)	932,314
Issuance of ordinary shares upon vesting of restricted shares	394,890	0	0	—	—	—	—	—
Exercise of share options	180,000	0	317	—	—	—	—	317
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(104,020)	(264)	(264)
Share-based compensation	—	—	21,992	—	—	—	—	21,992
Net loss	—	—	—	(69,152)	—	—	—	(69,152)
Foreign currency translation	—	—	—	—	(4,228)	—	—	(4,228)
Balance at September 30, 2023	973,930,280	6	2,954,362	(2,100,551)	47,952	(4,893,130)	(20,790)	880,979
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of $)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	(175,419)	(239,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	(3)	1
Inventory write-down	814	746
Depreciation and amortization expenses	8,824	6,570
Amortization of deferred income	(2,518)	(2,547)
Share-based compensation	53,413	59,164
Loss from fair value changes of equity investment with readily determinable fair value	6,067	1,965
Losses on disposal of property and equipment	451	139
Gain on disposal of land use right	—	(408)
Noncash lease expenses	6,104	6,630
Gain from sale of intellectual property	—	(10,000)
Debt issuance costs	700	—
Foreign currency remeasurement impact	(8,281)	26,315
Changes in operating assets and liabilities:
Accounts receivable	9,712	(2,823)
Notes receivable	(12,901)	(15,563)
Inventories	4,403	(14,408)
Prepayments and other current assets	(10,767)	5,126
Long-term deposits	234	140
Value added tax recoverable	(1,223)	—
Accounts payable	6,545	(9,494)
Other current liabilities	(36,854)	227
Operating lease liabilities	(6,853)	(5,794)
Deferred income	(1,548)	9,619
Other non-current liabilities	—	325
Net cash used in operating activities	(159,100)	(183,261)
Cash flows from investing activities
Purchases of short-term investments	—	(134,000)
Proceeds from maturity of short-term investment	16,300	102,400
Purchases of property and equipment	(3,057)	(6,990)
Proceeds from the sale of property and equipment	29	122
Acquisition of intangible assets	(40,711)	(658)
Proceeds from sale of intellectual property	—	10,000
Proceeds from disposal of land use right	—	3,893
Net cash used in investing activities	(27,439)	(25,233)
Cash flows from financing activities
Proceeds from short-term debt	111,738	—
Repayment of short-term bank borrowings	(282)	—
Payments of debt issuance costs	(700)	—
Proceeds from exercises of stock options	1,321	1,899
Taxes paid related to settlement of equity awards	—	(8,725)
Net cash provided by (used in) financing activities	112,077	(6,826)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	402	(3,355)
Net decrease in cash, cash equivalents and restricted cash	(74,060)	(218,675)
Cash, cash equivalents and restricted cash - beginning of period	791,264	1,009,273
Cash, cash equivalents and restricted cash - end of period	717,204	790,598
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	2,612	2,625
Payables for acquisition of intangible assets	11,358	98
Payables for treasury stock	—	31
Right-of-use asset acquired under operating leases	3,945	3,296
Receivables for stock option exercise under equity incentive plans	1,593	—
Supplemental disclosure of cash flow information
Cash paid for interest	1,169	—
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
The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the year ending December 31, 2024.
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
(d) Fair Value Measurements
Equity investments with readily determinable fair value are measured using level 1 inputs and were $3.2 million and $9.2 million as of September 30, 2024 and December 31, 2023, respectively. The unrealized losses from fair value changes are recognized in other income, net in the unaudited condensed consolidated statements of operations.
Financial instruments of the Company primarily include cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, non-current restricted cash,

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements accounts payable, short-term debt, and other current liabilities. As of September 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, prepayments and other current assets, accounts payable, short-term debt, and other current liabilities approximated their fair value due to the short-term maturity of these instruments, and the carrying value of notes receivable and non-current restricted cash approximated their fair value based on the assessment of the ability to recover these amounts.
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
The Company did not adopt any new accounting standards in the nine months ended September 30, 2024 that had a material impact on the consolidated financial statements. For additional information on the Company’s significant accounting policies, refer to the notes to the consolidated financial statements in the 2023 Annual Report.
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents ($ in thousands):

	September 30, 2024	December 31, 2023
Cash	614,937	789,051
Cash equivalents (i)	1,149	1,100
	616,086	790,151
Denominated in:
US$	575,116	762,436
Renminbi (“RMB”) (ii)	40,092	25,093
Hong Kong dollar (“HK$”)	53	1,974
Australian dollar (“A$”)	580	587
Taiwan dollar (“TW$”)	245	61
	616,086	790,151
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
4. Inventories, Net
The following table presents the Company’s inventories, net ($ in thousands):

	September 30, 2024	December 31, 2023
Finished goods	22,460	22,702
Raw materials	15,397	17,655
Work in progress	1,691	4,470
Inventories, net	39,548	44,827
The Company writes down inventory for any excess or obsolete inventories or when the Company believes that the net realizable value of inventories is less than the carrying value. The Company recorded write-downs in inventory, which were included in cost of product revenue, of an insignificant amount and $0.8 million in the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.7 million in the three and nine months ended September 30, 2023, respectively.
5. Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net ($ in thousands):

	September 30, 2024	December 31, 2023
Office equipment	1,059	1,047
Electronic equipment	9,527	9,161
Vehicle	201	199
Laboratory equipment	20,793	20,140
Manufacturing equipment	17,944	17,680
Leasehold improvements	11,544	11,371
Construction in progress	26,050	24,272
	87,118	83,870
Less: accumulated depreciation	(36,353)	(30,136)
Property and equipment, net	50,765	53,734
Depreciation expense was $2.1 million and $6.6 million in the three and nine months ended September 30, 2024, respectively, and $1.8 million and $6.1 million in the three and nine months ended September 30, 2023, respectively.
6. Intangible Assets, Net
The following table presents the components of the Company’s intangible assets, net ($ in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Commercial products (i)	52,050	(1,881)	50,169	11,351	(186)	11,165
Software	4,215	(2,715)	1,500	4,340	(2,116)	2,224
Total	56,265	(4,596)	51,669	15,691	(2,302)	13,389
(i) The increase in the net carrying value is primarily driven by $33.0 million of regulatory milestone fees for repotrectinib and SUL-DUR (see Note 13) and $6.0 million of commercial development costs.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
Intangible assets for commercial products include capitalized post-approval milestone fees and commercial manufacturing development costs. The Company is amortizing commercial products as cost of product revenue over the estimated remaining useful life of the related products. Externally purchased software is amortized over three to five years on a straight-line basis.
Amortization expense was $0.7 million and $2.3 million in the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.5 million in the three and nine months ended September 30, 2023, respectively.
7. Revenues
Product Revenue, Net
The Company’s product revenue is derived from the sales of its commercial products primarily in mainland China. The table below presents the Company’s gross and net product revenue ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue - gross	107,678	74,018	307,401	220,240
Less: Rebates and sales returns	(5,831)	(4,790)	(18,299)	(19,351)
Product revenue - net	101,847	69,228	289,102	200,889
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of product revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.
The following table presents the Company’s net revenue by product ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ZEJULA	48,227	41,593	138,727	127,230
OPTUNE	7,715	11,562	32,779	38,596
QINLOCK	8,643	5,702	21,774	14,535
NUZYRA	9,997	5,483	32,205	15,588
VYVGART	27,265	4,888	63,617	4,940
Product revenue - net	101,847	69,228	289,102	200,889
Collaboration Revenue
Collaboration revenue was $0.4 million and $0.8 million in the three and nine months ended September 30, 2024, respectively, and related to promotional activities in mainland China. We had no such collaboration revenue in the prior year periods.
8. Income Tax
No provision for income taxes has been required to be accrued because the Company is in a cumulative loss position for the periods presented.
The Company recorded a full valuation allowance against deferred tax assets of all its consolidated entities because all entities were in a cumulative loss position as of September 30, 2024 and December 31, 2023. No unrecognized tax benefits and related interest and penalties were recorded in the periods presented.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
9. Loss Per Share
The following table presents the computation of the basic and diluted net loss per share ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	(41,671)	(69,152)	(175,419)	(239,191)
Denominator:
Weighted average number of ordinary shares - basic and diluted	981,687,390	968,767,730	976,941,030	965,060,570
Net loss per share - basic and diluted	(0.04)	(0.07)	(0.18)	(0.25)
As a result of the Company’s net loss in the three and nine months ended September 30, 2024 and 2023, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	September 30,
	2024	2023
Share options	105,188,950	107,249,960
Non-vested restricted shares	32,875,090	32,359,260
10. Borrowings
The Company has debt arrangements with the Bank of China, SPD Bank, CMB, and Ningbo Bank to support its working capital needs in mainland China. The following table presents the Company’s short-term debt as of September 30, 2024 ($ in thousands):

	Weighted average interest rate per annum	September 30, 2024
Bank of China Working Capital Loans	2.86%	70,925
SPD Bank Working Capital Loans	3.45%	14,271
China Merchant Bank Working Capital Loans	3.15%	27,798
Total short-term debt	3.01%	112,994
Bank of China Working Capital Loan Facility
On February 5, 2024, the Company entered into an uncommitted facility letter with the Bank of China (Hong Kong) Limited (the “BOC HK”) pursuant to which the BOC HK will provide standby letters of credit for loans of up to $100.0 million for a term of one year. In connection with this agreement, the Company paid a one-time, non-refundable fee of $0.7 million in the first quarter of 2024. In accordance with this agreement, the Company also maintained restricted deposits of $100.0 million, which are presented as restricted cash-current on the unaudited condensed consolidated balance sheet, to secure the standby letters of credit. On February 6, 2024 and June 20, 2024, upon the Company’s application, the BOC HK provided standby letters of credit in favor of the Bank of China Pudong Development Zone Branch (the “BOC Pudong Branch”) for $50.0 million and $23.0 million, respectively, which are or may become payable by the Company’s wholly-owned subsidiary, Zai Lab (Shanghai) Co., Ltd. (“Zai Lab Shanghai”). Zai Lab Shanghai entered into working capital loans with the BOC Pudong Branch under this facility in the first half of 2024, and the aggregate principal amount outstanding was RMB497.0 million (approximately $70.9 million) as of September 30, 2024. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every six months.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
SPD Bank Working Capital Loan Facility
On February 6, 2024, the Company entered into a maximum-amount guarantee contract with the Shanghai Pudong Development Bank Co., Ltd. Zhangjiang Hi-Tech Park Sub-branch (the “SPD Bank”) pursuant to which the Company will guarantee working capital loans of up to RMB300.0 million (approximately $42.0 million) from SPD Bank to Zai Lab Shanghai over a three-year period. Zai Lab Shanghai entered into working capital loan contracts with SPD Bank under this debt facility in the first quarter of 2024, and the aggregate principal amount outstanding was RMB100.0 million (approximately $14.3 million) as of September 30, 2024. Each working capital loan has a one-year term and is subject to a fixed interest rate.
Ningbo Bank Working Capital Loan Facility
On February 6, 2024, the Company’s wholly-owned subsidiary, Zai Lab (Suzhou) Co., Ltd. (“Zai Lab Suzhou”), entered into a maximum credit contract with Bank of Ningbo Co., Ltd. Suzhou Sub-branch (“Ningbo Bank”) as well as an Electronic Commercial Draft Discounting Master Agreement and Online Working Capital Loan Master Agreement (collectively, the “Ningbo Bank Agreements”). The Ningbo Bank Agreements permit Zai Lab Suzhou to utilize, including through discounting or working capital loan agreements and subject to the terms and conditions in related master agreements, up to RMB230.3 million (approximately $32.4 million), of which the Company is authorized to utilize up to RMB160.0 million (approximately $22.5 million). In connection with the arrangements described in the Ningbo Bank Agreements, Zai Lab Suzhou agreed to pledge interests in certain real property it owns in Suzhou. As of September 30, 2024, Zai Lab Suzhou has not entered into any discounting arrangements or working capital loans under this Ningbo Bank working capital loan facility.
China Merchants Bank Working Capital Loan Facility
On July 5, 2024, the Company issued a maximum-amount irrevocable letter of guarantee to China Merchants Bank Co., Ltd., Shanghai Branch (“CMB”) pursuant to which the Company will guarantee working capital loans of up to RMB250.0 million (approximately $34.4 million) from CMB to the Company’s wholly-owned subsidiary, Zai Lab Shanghai, and Zai Lab Shanghai entered into a Credit Agreement with CMB with respect to the RMB250.0 million facility. The credit facility will be available for one year. As of September 30, 2024, Zai Lab Shanghai has an aggregate principal amount outstanding of RMB194.8 million (approximately $27.8 million) under this debt facility. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
11. Other Current Liabilities
The following table presents the Company’s other current liabilities ($ in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll	24,077	33,711
Accrued professional service fee	3,986	7,520
Payables for purchase of property and equipment	2,612	2,474
Accrued rebate to distributors	8,800	16,926
Tax payables	3,756	16,988
Other (i)	2,853	5,353
Total	46,084	82,972
(i)Other primarily includes accrued travel and business-related expenses.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
12. Share-Based Compensation
During the nine months ended September 30, 2024, the Company granted share options to purchase up to 20,747,480 ordinary shares and restricted shares representing 17,293,410 ordinary shares under its equity incentive plans. The share options granted have a contractual term of ten years. Share options granted since April 2023 generally vest ratably over a four-year period, and share options granted prior to April 2023 generally vest ratably over a five-year period, with 25% or 20% of the awards vesting on each anniversary of the grant date, respectively, subject to continued employment/service with the Company on the vesting date. The restricted shares granted generally vest ratably over a specified period on the anniversary of the grant date, subject to continued employment/service with the Company on the vesting date. For a description of the Company’s equity incentive plans and more details on the terms of the share-based awards, see Note 15 of the 2023 Annual Report.
The following table presents the share-based compensation expense that has been reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	10,404	14,041	31,861	35,880
Research and development	6,391	7,951	21,552	23,284
Total	16,795	21,992	53,413	59,164
As of September 30, 2024, there was unrecognized share-based compensation expense related to unvested share options and unvested restricted shares of $80.4 million and $83.3 million, respectively, which the Company expects to recognize over a weighted-average period of 2.83 years and 2.68 years, respectively.
13. License and Collaboration Agreements
The Company has entered into various license and collaboration agreements with third parties to develop and commercialize product candidates.
Significant License and Collaboration Arrangements
For a description of the material terms of the Company’s significant license and collaboration agreements, see Note 16 of the 2023 Annual Report. During the nine months ended September 30, 2024, the Company did not enter into any new significant license or collaboration agreements. The following includes a description of milestone fees incurred in the nine months ended September 30, 2024 under the Company’s significant license and collaboration agreements.
License and Collaboration Agreement with Innoviva (SUL-DUR)
Under the terms of the Company’s license and collaboration agreement with Entasis Therapeutics Holdings Inc., a wholly owned subsidiary of Innoviva, Inc. (“Innoviva”), the Company recorded an $8.0 million regulatory milestone in the second quarter of 2024, which was capitalized as an intangible asset. As of September 30, 2024, the Company may be required to pay an additional aggregate amount of up to $80.6 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high single digits to low-teens on annual net sales of the licensed products in the licensed territory.
License Agreement with BMS (Repotrectinib)
Under the terms of the Company’s license agreement with Turning Point Therapeutics, Inc., a company later acquired by Bristol Myers Squibb (“BMS”), the Company recorded $25.0 million for regulatory milestones in the second

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements quarter of 2024, which was capitalized as an intangible asset. As of September 30, 2024, the Company may be required to pay an additional aggregate amount of up to $116.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from mid- to high-teens on annual net sales of the licensed products in the licensed territory.
License Agreement with BMS (Xanomeline and Trospium Chloride)
Under the terms of the Company’s license agreement with Karuna Therapeutics, Inc. (a company later acquired by BMS), the Company recorded a $10.0 million development milestone into research and development expenses in the third quarter of 2024. As of September 30, 2024, the Company may be required to pay an additional aggregate amount of up to $132.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to high-teens on annual net sales of the licensed products in Greater China.
Other License and Collaboration Arrangements That Are Not Individually Significant
The Company recorded an upfront payment of $12.0 million into research and development expenses in the third quarter of 2024 for a license and collaboration agreement that is not individually significant.
14. Other Income, Net
The following table presents the Company’s other income, net ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Government grants	3,861	671	7,186	754
Loss on equity investments with readily determinable fair value	(920)	(661)	(6,067)	(1,965)
Others miscellaneous gain	500	384	2,740	1,434
Total	3,441	394	3,859	223
15. Restricted Net Assets
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
No appropriation to statutory reserves was made in the three and nine months ended September 30, 2024 and 2023 because the Chinese subsidiaries had substantial losses during such periods.
As a result of these Chinese laws and regulations, subject to the limits discussed above that require annual appropriations of 10% of after-tax profit to be set aside, prior to payment of dividends, as a general reserve fund, the Company’s Chinese subsidiaries are restricted in their ability to transfer out a portion of their net assets.
Foreign exchange and other regulation in mainland China may further restrict the Company’s subsidiaries in mainland China from transferring out funds in the form of dividends, loans, and advances. As of September 30, 2024 and December 31, 2023, amounts restricted included the paid-in capital of the Company’s subsidiaries in mainland China and were $506.0 million.
16. Commitments and Contingencies
(a) Purchase Commitments
As of September 30, 2024, the Company’s commitments related to purchase of property and equipment and the commercial manufacturing development activities that are contracted but not yet reflected in the unaudited condensed consolidated financial statements were $8.6 million and were expected to be incurred within one year.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our 2023 Annual Report and our unaudited condensed consolidated financial statements and the accompanying notes for the three and nine months ended September 30, 2024 included in Item 1. Financial Statements.
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. We intend to leverage our competencies and resources to positively impact human health in Greater China and worldwide. We currently have five commercial products – ZEJULA®, OPTUNE, QINLOCK®, NUZYRA®, and VYVGART® – that have received marketing approval and that we have commercially launched in one or more territories in Greater China. OPTUNE refers to Tumor Treating Fields devices marketed under various brand names, including OPTUNE GIO® for glioblastoma multiforme (“GBM”). We also have three products that have received marketing approval and are moving toward commercial launch for the approved indications – VYVGART Hytrulo (the subcutaneous formulation of efgartigimod), XACDURO® (SUL-DUR), and AUGTYRO® (repotrectinib) – as well as multiple programs in late-stage product development and a number of ongoing pivotal trials across our portfolio.
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
Recent Developments
Commercial Products
Net product revenue was $101.8 million for the third quarter of 2024, an increase of 47% compared to the prior year period, primarily driven by increased sales for VYVGART since its launch in September 2023 and listing on China’s National Reimbursement Drug List (“NRDL”) in January 2024 for the treatment of adult patients with generalized myasthenia gravis (“gMG”) who are anti-acetylcholine receptor (“AChR”) antibody positive and increased sales for ZEJULA and NUZYRA. The NRDL listing for ZEJULA as a maintenance treatment was renewed in the first quarter of 2024, and ZEJULA continues to be the leading PARP inhibitor in hospital sales for ovarian cancer in mainland China. Increased sales for NUZYRA were supported by the inclusion in the NRDL for its intravenous (“IV”) formulation for the treatment of adult patients with community-acquired bacterial pneumonia (“CABP”) and acute bacterial skin and skin structure infections (“ABSSSI”) in the first quarter of 2023 and for its oral formulation for these indications in the first quarter of 2024.

Product Candidates
We continued to advance our product candidates through our research and development activities, including the following developments with respect to our clinical trials and regulatory approvals:
Oncology
•Niraparib: In July 2024, data from a Zai-supported study was published in Cell that provides new insights with potential to improve treatment of HRD-positive ovarian cancers, including through neoadjuvant monotherapy with niraparib and a combination of niraparib and ZL-1218, our investigational CCR8 antibody.
•Early-Stage Global Pipeline: In October 2024, we presented data from a Phase I study of ZL-1310, an investigational DLL3-antibody-drug conjugate, in second-line+ extensive stage small cell lung cancer. The data, from the ongoing Part Ia monotherapy dose-escalation portion of the study, included results from 25 patients across four dose cohorts (0.8 mg/kg, 1.6 mg/kg, 2.0 mg/kg, 2.4 mg/kg). Findings from this study suggest that ZL-1310 delivers anti-tumor activity across multiple dose levels with an overall response rate of 74%. It was well tolerated across all dose levels with the majority of treatment emergent adverse events being Grade 1 or 2.
Immunology, Neuroscience, and Infectious Disease
•Efgartigimod: In July 2024, the NMPA approved the Biologics License Application for efgartigimod alfa injection (subcutaneous injection), under the brand name VYVGART Hytrulo, as an add on to standard therapy for the treatment of adult patients with gMG who are AChR antibody positive. In November 2024, the NMPA approved the supplemental Biologics License Application for VYVGART Hytrulo for the treatment of adult patients with chronic inflammatory demyelinating polyneuropathy.
•Xanomeline and Trospium Chloride (KarXT):
◦Schizophrenia: In October 2024, we announced positive topline results from the Phase III bridging study evaluating the safety and efficacy of KarXT in schizophrenia in China. The study met its primary endpoint, with KarXT demonstrating a statistically significant and clinically meaningful 9.2-point reduction in the Positive and Negative Syndrome Scale (“PANSS”) total score compared to placebo at Week 5 (-16.9 KarXT vs. -7.7 placebo, p=0.0014). The study also met all secondary efficacy endpoints. We expect to submit a New Drug Application to the NMPA for KarXT for the treatment of patients with schizophrenia in early 2025.

In September 2024, our partner BMS announced that the FDA had approved KarXT, under the brand name COBENFY™, for the treatment of adult patients with schizophrenia. In October 2024, BMS announced new topline results from the Phase III EMERGENT-4 and EMERGENT-5 open-label trials evaluating the long-term efficacy, safety, and tolerability of KarXT in adults with schizophrenia over 52 weeks of treatment. In the analysis, KarXT was associated with continued improvements in symptoms of schizophrenia across all efficacy measures. KarXT continued to see a lack of weight gain, and it was not associated with movement disorders or metabolic changes.
◦ADP: In July 2024, we joined the global Phase III ADEPT-2 study evaluating the safety and efficacy of KarXT for the treatment of psychosis associated with Alzheimer’s disease (“ADP”) in Greater China.
•Early-Stage Global Pipeline: In September 2024, Zai Lab presented pre-clinical data of ZL-1503, an IL-13/IL-31 bi-specific antibody, at the European Academy of Dermatology and Venerology Congress 2024. The presentation discussed the potential of ZL-1503 as a novel treatment for moderate-to-severe atopic dermatitis, as well as other diseases involving the IL-13 and IL-31 pathways.

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
•Organizational Update: In September 2024, the Company appointed Prista Charuworn, M.D., as our Vice President, Immunology, Global R&D. Dr. Charuworn is an accomplished gastroenterologist with extensive experience and leadership in clinical development in hepatology and immunology. She reports to Rafael Amado, M.D., our President, Head of Global R&D, and is responsible for leading and advancing the R&D strategy for our immunology therapeutic area as well as our neuroscience and infectious disease assets. She previously held key leadership roles in clinical development at Amgen, AstraZeneca, and Gilead.
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
License and Collaboration Arrangements
Our results of operations have been, and will continue to be, affected by our license and collaboration agreements. In accordance with these agreements, we may be required to make upfront payments and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. As of September 30, 2024, we may be required to pay development and regulatory milestone payments of up to an additional aggregate amount of $284.5 million for our current clinical programs and $613.0 million for other programs. Such development and regulatory milestone payments are contingent on the progress of our product candidates prior to commercialization, and we see these payments as favorable because they indicate that product candidates are advancing. As of September 30, 2024, we also may be required to pay sales-based milestone payments of up to an additional aggregate amount of $2,295.0 million as well as certain royalties at tiered percentage rates on annual net sales. Such sales-based milestone and royalty payments are contingent on the performance of our commercial products, and we see these payments as favorable because they signify that a product is achieving higher sales levels.

Results of Operations
In this section, we discuss our results of operations for the three and nine months ended September 30, 2024 compared to the same periods in 2023.
The following table presents our results of operations ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenues
Product revenue, net	101,847	69,228	32,619	47%	289,102	200,889	88,213	44%
Collaboration revenue	418	—	418	NM	816	—	816	NM
Total revenues	102,265	69,228	33,037	48%	289,918	200,889	89,029	44%
Expenses
Cost of product revenue	(36,569)	(25,479)	(11,090)	44%	(105,336)	(70,579)	(34,757)	49%
Cost of collaboration revenue	(348)	—	(348)	NM	(433)	—	(433)	NM
Research and development	(65,982)	(58,767)	(7,215)	12%	(182,252)	(183,920)	1,668	(1)%
Selling, general, and administrative	(67,219)	(68,552)	1,333	(2)%	(216,123)	(198,982)	(17,141)	9%
Gain on sale of intellectual property	—	—	—	NM	—	10,000	(10,000)	(100)%
Loss from operations	(67,853)	(83,570)	15,717	(19)%	(214,226)	(242,592)	28,366	(12)%
Interest income	9,029	9,172	(143)	(2)%	28,017	29,493	(1,476)	(5)%
Interest expense	(745)	—	(745)	NM	(1,350)	—	(1,350)	NM
Foreign currency gains (losses)	14,457	4,852	9,605	198%	8,281	(26,315)	34,596	(131)%
Other income, net	3,441	394	3,047	773%	3,859	223	3,636	1630%
Loss before income tax	(41,671)	(69,152)	27,481	(40)%	(175,419)	(239,191)	63,772	(27)%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	(41,671)	(69,152)	27,481	(40)%	(175,419)	(239,191)	63,772	(27)%
NM - Not Meaningful
Revenues
Product Revenue, Net
The following table presents the components of the Company’s product revenue ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Product revenue - gross	107,678	74,018	33,660	45%	307,401	220,240	87,161	40%
Less: Rebates and sales returns	(5,831)	(4,790)	(1,041)	22%	(18,299)	(19,351)	1,052	(5)%
Product revenue - net	101,847	69,228	32,619	47%	289,102	200,889	88,213	44%
Our product revenue is derived from the sales of our commercial products primarily in mainland China, net of sales returns and rebates to distributors with respect to the sales of these products.
Our net product revenue increased by $32.6 million and $88.2 million in the three and nine months ended September 30, 2024, respectively, primarily driven by increased sales for VYVGART since its launch in September 2023 and NRDL listing in January 2024 for the treatment of gMG. Net product revenue growth was also supported by increased sales volumes for ZEJULA and NUZYRA in the three and nine months ended September 30, 2024. ZEJULA sales remained strong as it continued to be the leading PARP inhibitor in hospital sales for ovarian cancer in mainland China. The growth in NUZYRA sales was supported by the inclusion in the NRDL for its IV formulation for the treatment of CABP and ABSSSI in the first quarter of 2023 and for its oral formulation for these indications in the first quarter of 2024.

The following table presents net revenue by product ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
ZEJULA	48,227	41,593	6,634	16%	138,727	127,230	11,497	9%
OPTUNE	7,715	11,562	(3,847)	(33)%	32,779	38,596	(5,817)	(15)%
QINLOCK	8,643	5,702	2,941	52%	21,774	14,535	7,239	50%
NUZYRA	9,997	5,483	4,514	82%	32,205	15,588	16,617	107%
VYVGART	27,265	4,888	22,377	458%	63,617	4,940	58,677	1188%
Total product revenue, net	101,847	69,228	32,619	47%	289,102	200,889	88,213	44%
Cost of Product Revenue
Cost of product revenue increased by $11.1 million and $34.8 million in the three and nine months ended September 30, 2024, respectively, primarily due to increasing sales volumes and shifts in product sales mix.
Collaboration Revenue and Cost of Collaboration Revenue
In the three and nine months ended September 30, 2024, collaboration revenue related to promotional activities in mainland China was $0.4 million and $0.8 million, respectively, and cost of collaboration revenue was $0.3 million and $0.4 million, respectively. We had no such collaboration revenue in the prior year periods.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Personnel compensation and related costs	23,405	27,933	(4,528)	(16)%	82,622	85,967	(3,345)	(4)%
Licensing fees	22,634	9	22,625	NM	22,634	19,291	3,343	17%
CROs/CMOs/Investigators expenses	13,004	23,136	(10,132)	(44)%	57,213	59,201	(1,988)	(3)%
Other costs	6,939	7,689	(750)	(10)%	19,783	19,461	322	2%
Total	65,982	58,767	7,215	12%	182,252	183,920	(1,668)	(1)%
NM - Not Meaningful
Research and development expenses increased by $7.2 million in the three months ended September 30, 2024, primarily due to:
•an increase of $22.6 million in licensing fees in connection with increased upfront and milestone payments for our license and collaboration agreements; partially offset by
•a decrease of $10.9 million in CROs/CMOs/Investigators expenses and other costs related to ongoing clinical trials; and
•a decrease of $4.5 million in personnel compensation and related costs primarily driven by the Company’s ongoing resource prioritization and efficiency efforts.

Research and development expenses decreased by $1.7 million in the nine months ended September 30, 2024, primarily due to:
•a decrease of $3.3 million in personnel compensation and related costs primarily driven by the Company’s ongoing resource prioritization and efficiency efforts; and
•a decrease of $1.7 million in CROs/CMOs/Investigators expenses and other costs related to ongoing clinical trials; partially offset by
•an increase of $3.3 million in licensing fees in connection with increased upfront and milestone payments for our license and collaboration agreements.
The following table presents our research and development expenses by program ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Clinical programs	23,060	23,243	(183)	(1)%	63,196	68,232	(5,036)	(7)%
Pre-clinical programs	14,461	2,013	12,448	618%	19,649	15,252	4,397	29%
Unallocated research and development expenses	28,461	33,511	(5,050)	(15)%	99,407	100,436	(1,029)	(1)%
Total	65,982	58,767	7,215	12%	182,252	183,920	(1,668)	(1)%
Research and development expenses attributable to pre-clinical programs increased by $12.4 million in the three months ended September 30, 2024 primarily due to an increase in licensing fees.
Research and development expenses attributable to clinical programs decreased by $5.0 million in the nine months ended September 30, 2024 primarily driven by a decrease of $7.3 million in CROs/CMOs/Investigators expenses related to the progress of existing studies, offset by an increase of $2.3 million in licensing fees. Research and development expenses attributable to pre-clinical programs increased by $4.4 million in the nine months ended September 30, 2024 primarily due to an increase of $3.4 million in CROs/CMOs/Investigators expenses related to newly initiated studies and progress of existing studies and an increase of $1.0 million in licensing fees.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General, and Administrative Expenses
The following table presents our selling, general and administrative expenses by program ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Personnel compensation and related costs	39,984	45,410	(5,426)	(12)%	134,157	129,198	4,959	4%
Professional service fees	5,863	4,404	1,459	33%	14,917	18,752	(3,835)	(20)%
Other costs	21,372	18,738	2,634	14%	67,049	51,032	16,017	31%
Total	67,219	68,552	(1,333)	(2)%	216,123	198,982	17,141	9%
Selling, general, and administrative expenses decreased by $1.3 million the three months ended September 30, 2024, primarily due to:
•a decrease of $5.4 million in personnel compensation and related costs primarily driven by the Company’s ongoing resource prioritization and efficiency efforts; partially offset by

•an increase of $2.6 million in other costs primarily related to higher general selling expenses for VYVGART which was launched in September 2023.
Selling, general, and administrative expenses increased by $17.1 million in the nine months ended September 30, 2024, primarily due to:
•an increase of $16.0 million in other costs primarily related to higher general selling expenses for VYVGART which was launched in September 2023; and
•an increase of $5.0 million in personnel compensation and related costs primarily driven by headcount growth related to support VYVGART; partially offset by
•a decrease of $3.8 million in professional service fees primarily related to decreased finance and human resources administrative expenses.
Gain on Sale of Intellectual Property
We had a gain on sale of intellectual property of $10.0 million in the second quarter of 2023 in connection with our sale of certain patent rights and related know-how to a third party. We had no such gain or loss in the current year periods.
Interest Income
Interest income decreased by $0.1 million and $1.5 million in the three and nine months ended September 30, 2024, respectively, primarily due to decreased cash and cash equivalents.
Interest Expense
Interest expense increased by $0.7 million and $1.4 million in the three and nine months ended September 30, 2024, respectively, primarily due to interest expense on short-term debt we entered into in 2024. We had no such interest expense in the prior year periods.
Foreign Currency Gains (Losses)
Foreign currency gain increased by $9.6 million in the three months ended September 30, 2024, primarily driven by increased remeasurement gain due to appreciation of the RMB against the U.S. dollar.
Foreign currency gain was $8.3 million in the nine months ended September 30, 2024, primarily driven by remeasurement gain due to appreciation of the RMB against the U.S. dollar, compared to foreign currency loss of $26.3 million in the nine months ended September 30, 2023, driven by remeasurement loss due to depreciation of the RMB against the U.S. dollar.
Other Income, Net
Other income, net increased by $3.0 million and $3.6 million in the three and nine months ended September 30, 2024, respectively, primarily due to an increase of $3.2 million and $6.4 million in government grants, respectively, and an increase of $0.1 million and $1.3 million in other miscellaneous gain primarily driven by an increase in sublease rental income, respectively, partially offset by an increase of $0.3 million and $4.1 million in loss of our equity investment in MacroGenics, Inc. as a result of changes in its stock price, respectively.
Income Tax Expense
Income tax expense was nil in both the three and nine months ended September 30, 2024 and 2023.
Net Loss
Net loss was $41.7 million in the three months ended September 30, 2024, or a loss per ordinary share attributable to common stockholders of $0.04 (or loss per ADS of $0.42), compared to a net loss of $69.2 million in the three months ended September 30, 2023, or a loss per ordinary share of $0.07 (or loss per ADS of $0.71).

Net loss was $175.4 million in the nine months ended September 30, 2024, or a loss per ordinary share attributable to common stockholders of $0.18 (or loss per ADS of $1.80), compared to a net loss of $239.2 million in the nine months ended September 30, 2023, or a loss per ordinary share of $0.25 (or loss per ADS of $2.48).
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
Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements, our September 2017 initial public offering and various follow-on offerings on Nasdaq, and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. In addition, we have raised approximately $164.6 million in private equity financing and approximately $2,462.7 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering and subsequent follow-on offerings on Nasdaq and our initial public offering on the Hong Kong Stock Exchange. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $159.1 million and $183.3 million in the nine months ended 2024 and 2023, respectively. For information on our research and development activities and related expenditures see the Research and Development Expenses, Selling, General, and Administrative Expenses, License and Collaboration Arrangements, and Results of Operations sections above. In addition, as of September 30, 2024, we had commitments for capital expenditures of $8.6 million mainly for the purpose of commercial manufacturing development, plant construction, and installation.
As of September 30, 2024, we had cash and cash equivalents, current restricted cash, and short-term investments of $716.1 million, which we expect will enable us to meet our cash requirements including the funding of operating expenses, capital expenditures, and debt obligations for at least the next 12 months.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may, from time to time, identify opportunities to access capital through debt arrangements on favorable commercial terms. In the nine months ended September 30, 2024, we entered into four such debt arrangements with Chinese financial institutions that allow certain of our subsidiaries to borrow up to approximately $198.9 million (or RMB1,421.7 million) to support our working capital needs in mainland China. As of September 30, 2024, we had short-term debt of approximately $113.0 million (or RMB791.8 million) pursuant to these debt arrangements. These debt arrangements will provide us with additional capital capacity that gives us enhanced flexibility to execute on our corporate strategic goals. For more information, see Note 10.
We may consider, or we may ultimately need, additional funding sources to bring to fruition our strategic objectives, and there can be no assurances that such funding will be made available to us on acceptable terms or at all.
The following table presents information regarding our cash flows ($ in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$
Net cash used in operating activities	(159,100)	(183,261)	24,161
Net cash used in investing activities	(27,439)	(25,233)	(2,206)
Net cash provided by (used in) financing activities	112,077	(6,826)	118,903
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	402	(3,355)	3,757
Net decrease in cash, cash equivalents and restricted cash	(74,060)	(218,675)	144,615
Net Cash Used in Operating Activities
Net cash used in operating activities decreased by $24.2 million in the nine months ended September 30, 2024, primarily due to a decrease of $63.8 million in net loss, partially offset by a decrease of $23.0 million in adjustments to reconcile net loss to net cash used in operating activities and a decrease of $16.6 million in net changes in operating assets and liabilities.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $2.2 million in the nine months ended September 30, 2024, primarily due to a decrease of $86.1 million in proceeds from the maturity of short-term investments, an increase of $40.1 million from acquisition of intangible assets due to payments for milestone fees, a decrease of $10.0 million in proceeds from sale of intellectual property, and a decrease of $3.9 million in proceeds from land use right, partially offset by a decrease of $134.0 million in purchases of short-term investments, and a decrease of $3.9 million in purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $112.1 million in the nine months ended September 30, 2024, compared to net cash used in financing activities of $6.8 million in the nine months ended September 30, 2023. This shift was primarily due to $111.0 million in short-term debt proceeds net of related issuance costs as we entered into certain debt arrangements in the nine months ended September 30, 2024, and a decrease of $8.7 million in taxes paid related to settlement of equity awards, partially offset by a decrease of $0.6 million in proceeds from exercises of stock options and an increase of $0.3 million in repayment of short-term debt.
Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II – Item 8. Financial Statements and Supplementary Data – Recent Accounting Pronouncements in our 2023 Annual Report. The Company has not adopted any new accounting standards in the nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk and credit risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China (“PBOC”), controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of $40.1 million and $25.1 million, which were denominated in RMB, representing 7% and 3% of the cash and cash equivalents as of September 30, 2024 and December 31, 2023, respectively.
While our financial statements are presented in U.S. dollars, our business mainly operates in mainland China with a significant portion of our transactions settled in RMB, and as such, we do not believe that we currently have significant direct foreign exchange risk and have not used derivative financial instruments to hedge our exposure to such risk. Although, in general, our exposure to foreign exchange risk should be limited, the value of your investment in our ADSs and ordinary shares will be affected by the exchange rate between the U.S. dollar and the RMB and between the HK dollar and the RMB, respectively, because the value of our business is effectively denominated in RMB, while ADSs and ordinary shares are traded in U.S. dollars and HK dollars, respectively.
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
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of losses due to credit risk. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $616.1 million and $790.2 million, respectively, and short-term investments of nil and $16.3 million, respectively. As of September 30, 2024 and December 31, 2023, all of our cash and cash equivalents and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product revenue and collaborative arrangements. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of September 30, 2024, our two largest customers accounted for approximately 22% of our total accounts receivable collectively.
Certain accounts receivable balances are settled in the form of notes receivable. As of September 30, 2024, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Item 4. Controls and Procedures
Management’s Evaluation of Our Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Rules 13a-15(f)) during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the period covered by this report, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).
On November 11, 2024, Professor Kai-Xian Chen informed the Company that he has decided to retire and plans to resign from the Board of Directors, effective December 31, 2024. There are no disagreements between Professor Chen and the Company relating to the Company’s operations, policies, or practices that resulted in his decision to retire.

Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title
10.1+
Unofficial English Translation of Maximum-Amount Irrevocable Letter of Guarantee, dated as of July 5, 2024, issued by Zai Lab Limited to China Merchants Bank Co., Ltd., Shanghai Branch (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on July 9, 2024)

10.2+
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

ZAI LAB LIMITED

Dated: November 12, 2024	By:	/s/ Yajing Chen
	Name:	Yajing Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)