Form 10-K
period 2024-12-31
Zai Lab Ltd
filed 2025-02-27
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2024
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from [ ] to [ ]
Commission file number: 001-38205
__________________________
ZAI LAB LIMITED
(Exact Name of Registrant as Specified in its Charter)
__________________________

Cayman Islands	98-1144595
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4560 Jinke Road Bldg. 1, 4th Floor Pudong Shanghai, China	201210

314 Main Street 4th Floor, Suite 100 Cambridge, MA, USA	02142

(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of American Depositary Shares (“ADSs”), each representing ten ordinary shares, held by non-affiliates of the registrant was approximately $1.7 billion, based upon the closing price of the registrant’s ADSs on the Nasdaq Global Market of $17.33 on June 30, 2024.
As of February 21, 2025, 1,080,759,280 ordinary shares, par value $0.000006 per share, were outstanding, of which 847,651,100 ordinary shares were held in the form of ADSs.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Zai Lab Limited
2024 Annual Report on Form 10-K
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
•    Changes in U.S. and China trade policies and relations, as well as relations with other countries, and/or changes in laws, regulations, and/or sanctions;
•    Actions the Chinese government may take to intervene in or influence our operations;
•    Economic, political, and social conditions in mainland China as well as governmental policies;
•    Uncertainties in the Chinese legal system, including with respect to the anti-corruption enforcement efforts in mainland China and the Counter-Espionage Law, the Data Security Law, the Cyber Security Law, the Cybersecurity Review Measures, the Personal Information Protection Law, the Regulation on the Administration of Human Genetic Resources, the Biosecurity Law, the Security Assessment Measures, and other future laws and regulations or amendments to such laws and regulations;
•    Approval, filing, or procedural requirements imposed by the CSRC or other Chinese regulatory authorities in connection with issuing securities to foreign investors under Chinese law;
•    Any violation or liability under the FCPA or Chinese anti-corruption, anti-bribery, and anti-fraud laws;
•    Restrictions on currency exchange;
•    Limitations on the ability of our Chinese subsidiaries to make payments to us;
•    Chinese requirements on the ability of residents in mainland China to establish offshore special purpose companies;
•    Chinese regulations regarding acquisitions of companies based in mainland China by foreign investors;
•    Any issues that our Chinese manufacturing facilities may have with operating in conformity with established GMPs and international best practices, and with passing FDA, NMPA, and EMA inspections;
•    Expiration of, or changes to, financial incentives or discretionary policies granted by local governments in mainland China;
•    Restrictions or limitations on the ability of overseas regulators to conduct investigations or collect evidence within mainland China;

•    Significant business disruptions caused by events or developments outside of our control, such as pandemics, international war or conflict, natural disasters or extreme weather events, and other geopolitical events;
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
•    Delays or obstacles for closing transactions, such as review by the CFIUS in our investments;
•    Any inability to renew our current leases on desirable terms or otherwise locate desirable alternatives for our leased properties;
•    Any inability of third parties on whom we rely, such as our licensors, CMOs, and others that supply certain of our products and product candidates; CROs that conduct or support some of our pre-clinical and clinical trials; and distributors that sell our commercial products, to successfully carry out their contractual duties or meet expected deadlines; and
•    Any inability to obtain or maintain sufficient patent protection for our products and product candidates.
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
Usage of Terms
Throughout this report, we use certain acronyms and terms that are defined in the Glossary. Unless the context requires otherwise, references to “Zai Lab,” the “Company,” “we,” “us,” and “our” refer to Zai Lab Limited, a holding company, and its subsidiaries, on a consolidated basis; and references to “Zai Lab Limited” refer to Zai Lab Limited, a holding company. Zai Lab Limited is the entity in which investors hold their interest.
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
Disclosures Relating to Our Chinese Operations
Zai Lab Limited is an exempted company incorporated in the Cayman Islands with limited liability in March 2013. We have substantial operations in mainland China. Below is a summary of certain risks related to our Chinese operations. For more information on material risks that may affect our business and securities, see Risk Factors.

Zai Lab Limited is not a Chinese operating company, but a holding company incorporated in the Cayman Islands.
Zai Lab Limited is not a Chinese operating company, but a holding company incorporated in the Cayman Islands. As a holding company, we conduct a substantial portion of our operations through wholly owned subsidiaries based in mainland China. Our investors do not hold direct investments in our Chinese operating companies. The Chinese government regulates Chinese companies raising capital outside of mainland China, including through VIEs. Currently, our corporate structure contains no VIEs, and the life sciences industry in which we operate is not subject to foreign ownership limitations in mainland China. There are uncertainties with respect to the Chinese legal system, and there may be changes in laws, regulations, and policies, including how those laws, regulations, and policies will be interpreted or implemented, that may affect our business or an investment in our business. If, in the future, the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently, the value of our securities may decline or become worthless.
There are significant legal and operational risks associated with conducting a substantial portion of our operations in mainland China, including with respect to changes in the political and economic policies of the Chinese government, relations between mainland China and the United States, or applicable Chinese or U.S. laws and regulations, that may materially and adversely affect our business, financial condition, and results of operations.
There are significant legal and operational risks associated with conducting a substantial portion of our operations in mainland China, including with respect to changes in the political and economic policies of the Chinese government, relations between mainland China and the United States, or applicable Chinese or U.S. laws and regulations. For example, geopolitical events, such as developments with respect to Taiwan, continue to cause heightened tensions between the United States and China. In addition, new laws and regulations, including the Counter-Espionage Law, Personal Information Protection Law, Data Security Law, Cyber Security Law, and Cybersecurity Review Measures, Measures on Security Assessment of Cross-Border Data Transfer, and regulations and guidelines relating to the multi-level protection scheme, have imposed, and may continue to impose, additional restrictions or obligations and compliance-related costs on our business. In addition, our business, or our directors or employees, may be subject to enforcement actions or penalties if it is determined that we, or they, have not complied with applicable laws and regulations. Such legal and operational risks may materially and adversely affect our business, financial condition, and results of operations.
We are or may be required to obtain certain permissions from Chinese authorities to operate in mainland China, transfer certain scientific data, and issue our securities to foreign investors.
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
Further, we are required to obtain certain approvals from Chinese authorities before transferring certain scientific data abroad or to foreign parties or entities established or controlled by those foreign parties. In addition, we may be subject to additional such requirements pursuant to the Security Assessment Measures, which may affect our Chinese subsidiaries or clinical trials. The Security Assessment Measures may require us to complete security assessments for certain cross-border data transfers, obtain prior approval from the CAC for transfers out of mainland China of certain important or personal data, or obtain prior clearance or approval from the HGRAC for certain transfers of data derived from human organs, tissues, or cells of Chinese individuals that contain human genetic materials. If we are not able to obtain or maintain the necessary permissions or approvals, our ability to operate in mainland China may be restricted or prohibited, which may have a material adverse effect on our business prospects, financial condition, results of operations, and the price of our securities.
Although we are not currently required to obtain prior approval or permission from the CSRC or any other Chinese regulatory authority to issue our securities to foreign investors, the CSRC has promulgated the Trial Measures and five supporting guidelines, which require us to submit filings to the CSRC following the submission of future overseas listings and the completion of future offerings of our equity securities to foreign investors. For example, we were required to file with the CSRC with respect to the registered offering of our ADSs in November 2024. If we are not able to complete the necessary filings for future securities offerings, our ability to raise capital may be adversely affected.

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
To execute on that mission, we have developed a corporate strategy with the following three pillars to help us drive innovation in China and beyond:
•Accelerate Medicines to Patients: We seek to advance our global and regional pipelines by continuing to invest in research and development activities;
•Expand and Strengthen Our Pipeline: We seek to continue to expand and strengthen our differentiated global and regional pipelines through our internal discovery efforts and synergistic collaborations and corporate development activities; and
•Continue Our Commercial Excellence and Execution: We seek to continue delivering strong financial performance, including by increasing access to our existing commercial products and driving further increases in our efficiency and productivity as we prepare to launch additional products or new indications for existing products, as we advance along our path to achieve profitability.
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
Our Commercial Products and Operations
We currently have seven commercial programs with products that have received marketing approval and that we have commercially launched in one or more territories in Greater China.

The following table provides an overview of our partners and the approved indications and current geographic markets for our commercial products:

Product	Our Approved Indications	Our Current Markets	Partner
	1L ovarian cancer maintenance treatment Platinum sensitive relapsed ovarian cancer maintenance treatment	Mainland China, Hong Kong, and Macau

	gMG	Mainland China

gMG and CIDP

	CABP and ABSSSI	Mainland China and Macau

	Newly diagnosed and recurrent GBM	Greater China

	4L GIST	Greater China

	HABP and VABP caused by ABC	Mainland China

	ROS1+ NSCLC	Mainland China
We have established a strong commercial infrastructure to support the sales of our commercial products. Our sales and marketing teams cover major medical centers across Greater China, and our commercial team has capabilities that cover the product sales cycle, including medical affairs, marketing, market access, and distributor management. Our commercial team has a proven track record and experience from leading global pharmaceutical companies including AstraZeneca, Roche, Novartis, and BMS, and we tailor our commercialization strategies according to our individual products and their market potential. For example, we work to increase access for our commercial products through NRDL inclusion or supplemental insurance coverage and increase brand perception and adoption through education and outreach.
The following sections include more information on our commercial products. For additional information on the license agreements for our commercial products, see Overview of Significant License and Collaboration Agreements, and for more information on how we source and sell our commercial products, see Our Customers and Manufacturing, Suppliers, and Quality Control. We are also evaluating other potential indications for our commercial products, as discussed in Our Oncology Pipeline and Our Immunology, Neuroscience, and Infectious Disease Pipeline.
ZEJULA (Niraparib)
ZEJULA is an orally administered PARP 1/2 inhibitor. PARP is a protein that helps repair DNA damage in cells. PARP inhibitors block PARP from repairing DNA damage, such as may be caused by radiation and/or certain chemotherapies, which may lead to cancer cell death and slow the return or progression of cancer. Tumors that are deficient in key DNA damage repair pathways, such as BRCA1 mutant tumors, are particularly sensitive to ZEJULA. As a maintenance therapy, ZEJULA is for women who have had prior chemotherapy treatment but are at high risk of cancer recurrence. ZEJULA is intended to avoid or slow recurrence of the cancer if it is in remission after prior treatment. In the maintenance setting, ZEJULA does not require the addition of radiation or chemotherapies to kill tumor cells. We have an exclusive license from Tesaro (now a subsidiary of GSK) to develop and commercialize ZEJULA in mainland China, Hong Kong, and Macau.
Our primary market for ZEJULA is patients with ovarian cancer in mainland China. Ovarian cancer is one of the most common gynecological cancers in China, with over 61,100 newly diagnosed cases and 32,600 deaths in China annually. We launched ZEJULA in mainland China in 2020, and it has been included in the NRDL since 2021 as a maintenance treatment for women with recurrent platinum-sensitive ovarian cancer and for adult patients with advanced ovarian cancer who are in a complete or partial response to first-line platinum-based chemotherapy and since 2022 as a maintenance treatment for first-line ovarian cancer.
We also launched ZEJULA in Hong Kong in 2018 as a maintenance therapy for adult patients with platinum-sensitive, relapsed high-grade, serous epithelial ovarian cancer who are in a complete or partial response to platinum-based chemotherapy and in Hong Kong and Macau in 2021 as a maintenance therapy for adult patients with high-grade serous epithelial ovarian cancer who are in a complete or partial response to first-line platinum-based chemotherapy.
VYVGART / VYVGART Hytrulo (Efgartigimod)
Efgartigimod is a human IgG1 antibody fragment that binds to FcRn. FcRn is widely expressed throughout the body and plays a central role in rescuing IgG antibodies from lysosomal degradation. Blocking FcRn prevents FcRn from binding IgG antibodies and rescuing them from lysosomal degradation resulting in a reduction in circulating IgG antibodies which may include pathogenic IgG antibodies that contribute to certain autoimmune diseases such as gMG and CIDP. We have an exclusive license from argenx to develop and commercialize efgartigimod in Greater China.
Our primary market for efgartigimod is patients with gMG in mainland China. There are approximately 200,000 patients in China living with MG. Approximately 85% of people with MG progress to gMG within 2 years, and of those patients, 85% are estimated to have confirmed AChR antibodies. We launched the IV formulation of efgartigimod, under the brand name VYVGART, in mainland China in September 2023 as an add on to standard therapy for the treatment of adult patients with gMG who are AChR antibody positive, and in January 2024, this product was added to the NRDL for this indication. In July 2024, the NMPA approved the BLA for the subcutaneous formulation of efgartigimod, under the brand name VYVGART Hytrulo, as an add on to standard therapy for the treatment of adult patients with gMG who are AChR antibody positive, and we launched VYVGART Hytrulo for this indication in the fourth quarter of 2024.
In November 2024, the NMPA approved the sBLA for VYVGART Hytrulo for the treatment of adult patients with CIDP, and we launched VYVGART Hytrulo for this indication in the fourth quarter of 2024. There are approximately 50,000 patients diagnosed with CIDP in mainland China.
NUZYRA (Omadacycline)
NUZYRA, a novel tetracycline-class antibacterial with both oral and IV formulations, is a broad-spectrum antibiotic. We have an exclusive license from Paratek (subsequently acquired by Gurnet Point Capital and Novo Holdings) to develop, manufacture, and commercialize NUZYRA in Greater China.
Our primary market for NUZYRA is patients with CABP or ABSSSI in mainland China. CABP is the most common type of pneumonia that is acquired outside of the hospital. It is one of the most common infectious diseases and is a significant cause of mortality and morbidity worldwide. ABSSSI are bacterial infections of skin and associated soft tissues, such as loose connective tissue and mucous membranes. ABSSSI are common and encompass a variety of disease presentations and degrees of severity. The World Health Organization has identified the worldwide development of resistance to currently available antibacterial agents as one of the greatest threats to human health. In 2020, the estimated incidence of CABP in mainland China was approximately 10 million patients, and in 2015, the estimated incidence of ABSSSI in mainland China was 2.8 million patients. We launched the oral and IV formulations of NUZYRA in mainland China in 2021 for the treatment of adults with CABP and/or ABSSSI. NUZYRA was included in the NRDL for the treatment of adult patients with CABP and/or ABSSSI in January 2023 for its IV formulation and in January 2024 for its oral formulation. The NRDL listing for the IV formulation of NUZYRA for the treatment of adult patients with CABP and/or ABSSSI was renewed in January 2025.
NUZYRA is locally manufactured by CMOs in mainland China. We have an exclusive promotion agreement with Huizheng, a subsidiary of Hanhui, one of the leading pharmaceutical companies for antibiotics in mainland China, which allows us to use Hanhui’s existing infrastructure for sales of NUZYRA in mainland China.
OPTUNE (Tumor Treating Fields)
OPTUNE is a cancer therapy that uses electric fields tuned to specific frequencies to kill tumor cells via a variety of mechanisms. TTFields therapy is delivered through a portable medical device. The complete delivery system for OPTUNE includes a portable electric field generator, arrays, rechargeable batteries, and accessories. We have an exclusive license from NovoCure to develop and commercialize any TTFields products in Greater China in the field of oncology.
Our primary market for OPTUNE is patients in mainland China with GBM, the most aggressive form of brain tumor. We estimate that there are more than 45,000 patients with GBM in China each year. We launched OPTUNE GIO in mainland China in 2020 for the treatment of patients with newly diagnosed GBM in combination with TMZ and as a monotherapy for the treatment of patients with recurrent GBM. We have also launched OPTUNE GIO for these GBM indications in Hong Kong, Taiwan, and Macau. Since launch, we have helped improve patient access to OPTUNE GIO in mainland China through supplemental insurance coverage.
QINLOCK (Ripretinib)
QINLOCK is an orally administered switch-control TKI that broadly inhibits KIT and PDGFRα tyrosine kinases, including wild-type and forms with multiple primary and secondary mutations. Switch-control tyrosine kinases KIT and PDGFRα regulate kinase activity through a main activation switch and an auxiliary inhibitory switch that control kinase conformation in either an “on” or “off” position. Oncogenic kinase mutations predominantly function by disrupting one or more regulatory switch mechanisms, leading to dysregulated function and loss of normal, physiologic conformational control. Blocking the switch pocket region and the activation switch region locks KIT and PDGFRα kinases in an inactive conformation by a dual mechanism of action that provides broad inhibition of KIT and PDGFRα kinase activity thereby preventing downstream signaling and cell proliferation. We have an exclusive license from Deciphera to develop and commercialize QINLOCK in Greater China.
Our primary market for QINLOCK is patients with GIST in mainland China, where we believe QINLOCK is the standard of care. GISTs are the most common mesenchymal tumors of the gastrointestinal tract, accounting for about 0.1-3% of gastrointestinal tumors, with an estimated annual incidence of around 30,000 newly diagnosed patients per year in mainland China. We launched QINLOCK in mainland China in 2021 for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, or 4L GIST. QINLOCK was first included in the NRDL for this indication in January 2023. The NRDL listing for this indication was renewed in January 2025. We have also launched QINLOCK for 4L GIST in Hong Kong, Taiwan, and Macau.
XACDURO (Sulbactam/Durlobactam or SUL-DUR)
XACDURO is a combination of a beta-lactam antibiotic (sulbactam) and a beta-lactamase inhibitor (durlobactam). We have an exclusive license from Entasis (now a wholly owned subsidiary of Innoviva) to develop and commercialize SUL-DUR in Asia Pacific.

Our primary market for XACDURO is patients with HABP and VABP caused by ABC in mainland China. Acinetobacter belongs to a group of bacteria commonly found in the environment, such as soil and water. Acinetobacter baumannii accounts for most Acinetobacter infections in humans; the organism can cause infections in all organs, but bloodstream infection and pneumonia are most dangerous and associated with high mortality. In recent years, Acinetobacter baumannii has become multi-drug resistant. For carbapenem-resistant Acinetobacter baumannii infections, treatment options are extremely limited because remaining antibiotics are either toxic or of limited efficacy. In mainland China, Acinetobacter baumannii infections are often seen in the hospital setting. Based on the 2022 Annual Report of CARSS (China Antimicrobial Resistance Surveillance System), there were around 300,000 Acinetobacter infections reported in mainland China in 2022. According to recent surveillance data from China, overall resistance of Acinetobacter baumannii to the carbapenem class of antibiotics is approximately 53%, with some provinces as high as 70%. We commercially launched XACDURO in mainland China in January 2025 for the treatment of adult patients with HABP and VABP caused by ABC.
In November 2024, we entered into a strategic collaboration with Pfizer that will allow us to leverage the industry-leading commercialization infrastructure of Pfizer’s affiliated companies in the anti-infective therapeutic area to support the early launch of XACDURO in mainland China.
AUGTYRO (Repotrectinib)
AUGTYRO is a next-generation TKI that targets ROS1 oncogenic fusions. We have an exclusive license from Turning Point (now a wholly owned subsidiary of BMS) to develop and commercialize repotrectinib in Greater China.
Our primary market for AUGTYRO is patients with ROS1+ NSCLC in mainland China. In China, there were approximately 1.1 million new cases of lung cancer in 2022. NSCLC accounts for approximately 85% of lung cancer, and approximately 70% of NSCLC is locally advanced or metastatic at initial diagnosis. ROS1 rearrangements occur in approximately 2% of patients with advanced NSCLC. We launched AUGTYRO in mainland China in December 2024 for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC, and AUGTYRO was included in the NRDL for this indication in January 2025.
Our Pipeline of Product Candidates and R&D Activities
We believe research and development is important to our future growth and ability to remain competitive, and we are dedicated to discovering or licensing, and then developing and commercializing, innovative products that address significant unmet medical needs in Greater China and worldwide. We have a deep and differentiated pipeline of potential first-in-class / best-in-class products across our therapeutic areas. Our pipeline includes certain additional indications for our commercial products as well as new products for which we may seek regulatory approval and commercialization. Our pipeline includes both in-licensed assets as well as assets that we have internally developed. Our product candidates are in various stages of development, including several assets in late-stage development and various others in clinical and pre-clinical development.
We have assembled an integrated drug discovery and development team with extensive experience in discovery, translational medicine, and pre-clinical and clinical development in China and the United States that has been directly involved in the discovery and development of several innovative product candidates with global rights. We also supplement our internal capabilities through collaborations with commercial partners and external research partners, such as leading CROs and academic institutions, for the execution of our pre-clinical and clinical trials.
We will continue to evaluate the developmental possibilities of the programs in our pipeline. For example, our programs may have significant potential beyond those indications we are currently evaluating. We may in the future expand our research and development efforts to evaluate additional indications to those discussed below. In addition, we or our partners may decide to discontinue development of certain products based on a review of the competitive landscape and market opportunity or otherwise. For example, in the fourth quarter of 2023, we decided to discontinue our development of margetuximab and odronextamab, and we provided notice to terminate our related license agreements with MacroGenics and Regeneron in accordance with their terms, effective on May 14, 2024 and December 20, 2024, respectively.
Global Pipeline
We are continuing to focus on expanding and advancing our global pipeline of innovative products through our internal discovery efforts and business development activities. Our innovative global pipeline includes ZL-1310, a potential first-in-class and best-in-class DLL3-targeted ADC for SCLC and other neuroendocrine tumors, for which we are conducting a Phase I study in extensive stage SCLC and initiating a Phase I study in neuroendocrine tumors; ZL-1102, a fully human VH fragment that binds to IL-17, for which we are conducting a global Phase II study in chronic plaque psoriasis; ZL-1503, our internally developed IL-13/IL-31R bispecific antibody for atopic dermatitis and other immunologic diseases, for which we are completing IND-enabling studies; and ZL-6201, a novel potential first-in-class ADC targeting LRRC15 for the treatment of certain solid tumors, for which we are completing IND-enabling studies. We also have multiple other undisclosed IND-enabling assets, and we are targeting at least 1 new IND per year.
Regional Pipeline
We will also continue to advance and expand our regional pipeline through synergistic opportunities that help us further address significant unmet patient needs. The following table provides an overview of our key regional product candidates, including key indications we are evaluating for those products, their clinical stage and related studies in which we are participating, and our partners and potential geographic markets:

Product	Description	Potential Indications and Clinical Stage (Studies)	Our Potential Markets	Partner
Oncology Pipeline
Bemarituzumab	Anti-FGFR2b antibody	1L Gastric/GEJ Cancer – Phase III (FORTITUDE-101 and FORTITUDE-102)	Greater China	Five Prime (now owned by Amgen)
Tumor Treating Fields	Portable device for delivery of electric fields	2L+ NSCLC – Phase III (LUNAR) Pancreatic Cancer – Phase III (PANOVA-3)	Greater China	NovoCure
Tisotumab vedotin (TIVDAK)	Tissue Factor ADC	2L+ Cervical Cancer – Phase III (innovaTV 301) 1L r/m Cervical Cancer - Phase II (innovaTV 205)	Greater China	Seagen (now owned by Pfizer)
Repotrectinib (AUGTYRO)	TKI targeting ROS1 oncogenic fusions	NTRK+ Solid Tumors – Phase I/II (TRIDENT-1)	Greater China	Turning Point (now owned by BMS)
Immunology, Neuroscience, and Infectious Disease Pipeline
Efgartigimod (VYVGART, VYVGART Hytrulo, Pre-Filled Syringe)	FcRn blocker	TED – Phase III (UplighTED) Myositis - Phase III (ALKIVIA) sn-gMG - Phase III (ADAPT-SERON) Ocular MG - Phase III (ADAPT-OCULUS) LN - Phase II	Greater China	argenx
Xanomeline and Trospium Chloride (COBENFY, KarXT)	Combination of muscarinic receptor agonist and antimuscarinic agent	Schizophrenia – Phase III (EMERGENT) ADP – Phase III (ADEPT-2 and ADEPT-3)	Greater China	Karuna (now owned by BMS)
The following sections include more information on significant product candidates in our oncology and immunology, neuroscience, and infectious disease pipelines. For more information on license agreements for our significant product candidates, see Overview of Significant License and Collaboration Agreements; for more information on how we source our product candidates, see Manufacturing, Suppliers, and Quality Control; and for information on risks related to our potential products and R&D activities, including clinical trials and reliance on third parties, see Risk Factors.
Our Oncology Pipeline
ZL-1310 (DLL3 ADC)
ZL-1310 is a potential first-in-class and best-in-class next generation ADC targeting DLL3, an antigen that is overexpressed in many neuroendocrine tumors and is a validated therapeutic target for SCLC. ZL-1310 comprises a humanized anti-DLL3 monoclonal antibody linked to a novel camptothecin derivative (a topoisomerase 1 inhibitor) as its payload. The compound was designed with a novel ADC technology platform called TMALIN®, which leverages the tumor microenvironment to overcome challenges associated with first-generation ADC therapies, including off-target payload toxicity. We have an exclusive global license from MediLink to research, develop, manufacture, and commercialize ZL-1310.
We are evaluating ZL-1310 for the treatment of SCLC and other neuroendocrine tumors. ZL-1310 is currently in a Phase Ia/Ib global clinical trial for the treatment of patients with previously treated extensive stage SCLC after at least one prior platinum-based chemotherapy regime.
In January 2025, the FDA granted orphan drug designation to ZL-1310 as a treatment for patients with SCLC. As a result of this designation, certain forms of financial assistance for development of ZL-1310 are available, and there is the potential, upon product approval, for the FDA to grant market exclusivity for a 7-year period. SCLC is one of the most aggressive and lethal solid tumors, accounting for around 15% of the approximately 2.5 million patients diagnosed with lung cancer worldwide each year. Two-thirds of all SCLC patients are diagnosed at extensive stage. The current median survival of patients with ES-SCLC is approximately twelve months following initial therapy, and the overall five-year survival rate is 5-10%.
Bemarituzumab
Bemarituzumab is a humanized monoclonal antibody (IgG1 isotype) specific to FGFR2b that is in clinical development as a targeted therapy for gastric and GEJ cancer patients whose tumors overexpress FGFR2b. We have an exclusive license from Five Prime (a company later acquired by Amgen) to develop and commercialize bemarituzumab in Greater China.
We are evaluating bemarituzumab for the treatment of gastric and GEJ cancer. We are participating in the Greater China portion of the global Phase III FORTITUDE-101 study of bemarituzumab plus chemotherapy, versus placebo plus chemotherapy, in 1L gastric or GEJ cancer with FGFR2b overexpression. In addition, we are participating in the Greater China portion of the global Phase III FORTITUDE-102 study of bemarituzumab in combination with nivolumab and chemotherapy versus placebo in combination with nivolumab and chemotherapy in 1L gastric or GEJ cancer with FGFR2b overexpression. We estimate an annual incidence of around 95,000 1L gastric cancer patients with FGFR2b overexpression in China.
TIVDAK (Tisotumab Vedotin)
TIVDAK is an ADC composed of Genmab’s human monoclonal antibody directed against cell surface tissue factor and Seagen’s ADC technology that utilizes a protease-cleavable linker that covalently attaches MMAE to the antibody. MMAE disrupts the microtubule network of actively dividing cells, leading to cell cycle arrest and apoptotic cell death of actively dividing cells. In vitro, TIVDAK also mediates antibody-dependent cellular phagocytosis and antibody-dependent cellular cytotoxicity. We have an exclusive license from Seagen (a company later acquired by Pfizer) to develop and commercialize tisotumab vedotin in Greater China.
We are evaluating TIVDAK for the treatment of recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. TIVDAK received full approval in the United States for this indication in April 2024 based on results from the global, randomized Phase III innovaTV 301 clinical trial, which met its primary endpoint of OS. The key secondary endpoints of investigator-assessed progression-free survival and objective response rate also demonstrated statistical significance. The safety profile of TIVDAK in innovaTV 301 was consistent with the known safety profile of TIVDAK as presented in the U.S. prescribing information, and no new safety signals were observed. In January 2025, we announced positive topline results from the China subpopulation of the innovaTV 301 study, which were consistent with those in the global population, and we intend to submit an NDA to the NMPA in the first quarter of 2025. We estimate that there are around 150,000 new cases of cervical cancer each year in China.
Additional Indications for OPTUNE (TTFields)
As discussed in Our Commercial Products and Operations, we have an exclusive license from NovoCure to develop and commercialize any TTFields products in Greater China in the field of oncology, and we have commercially launched TTFields in Greater China for certain GBM indications. Significant additional indications for TTFields therapy that we are evaluating include solid tumor types in 2L+ NSCLC and 1L pancreatic cancer.
•2L+ NSCLC: We participated in the Greater China portion of the Phase III pivotal LUNAR trial, which was intended for patients who had recently been diagnosed with progression of NSCLC during or after platinum-based therapy. The Phase III LUNAR trial met its primary endpoint, demonstrating a statistically significant and clinically meaningful improvement in OS for patients with metastatic NSCLC after platinum-based therapies, and a profound OS benefit from TTFields therapy was demonstrated in the ICI subgroup. TTFields therapy was well tolerated with no added systemic toxicities and few grade 3 (and no grade 4 or 5) device-related adverse events. Lung cancer has the highest total incidence of any cancer in mainland China. According to the World Health Organization, the incidence of lung cancer in mainland China in 2022 was around 1.1 million cases. Lung cancer consists of NSCLC in approximately 85% of cases and SCLC in approximately 15% of cases. In October 2024, NovoCure announced that the FDA had approved TTFields therapy, under the brand name OPTUNE LUA, for concurrent use with PD-1/PD-L1 inhibitors or docetaxel, for the treatment of adult patients with metastatic NSCLC who have progressed on or after a platinum-based regimen. We are preparing a similar submission for this indication, with a goal to submit an MAA to the NMPA in the first half of 2025.
•1L Pancreatic Cancer: We participated in the Greater China portion of the Phase III pivotal PANOVA-3 trial evaluating the efficacy of TTFields therapy administered concomitantly with gemcitabine and nab-paclitaxel as a 1L treatment for patients with unresectable, locally advanced pancreatic cancer. In December 2024, we and NovoCure announced that the PANOVA-3 trial met its primary endpoint, demonstrating a statistically significant improvement in mOS versus control group. According to the World Health Organization, pancreatic cancer was the eighth-leading cancer type in China in 2020. There are approximately 134,000 new cases of pancreatic cancer diagnosed each year in China. The current median survival of patients with metastatic pancreatic cancer is four to six months, and the five-year survival rate of pancreatic cancer is 7.2%. We expect to file for regulatory approval in China in the second half of 2025.
Additional Indication for AUGTYRO (Repotrectinib)
As discussed in Our Commercial Products and Operations, we have an exclusive license from Turning Point (now a wholly owned subsidiary of BMS) to develop and commercialize repotrectinib in Greater China, and we have launched AUGTYRO in mainland China for ROS1+ NSCLC.
We are evaluating repotrectinib for the treatment of NTRK+ solid tumors and are participating in the Greater China portion of the global Phase I/II TRIDENT-I study for the treatment of TKI-naïve and TKI-pretreated patients with NTRK-positive advanced solid tumors. In August 2023, the NMPA granted BTD for repotrectinib for the treatment of patients with advanced solid tumors that have a NTRK gene fusion who have progressed following treatment with TRK TKIs. NTRK+ is estimated to be an oncogenic driver in approximately 0.5% of patients with a variety of advanced solid tumors.
In June 2024, BMS announced that, based on the results of the TRIDENT-1 trial, the FDA granted accelerated approval of AUGTYRO for the treatment of adult and pediatric patients 12 years of age and older with solid tumors that have a NTRK gene fusion, are locally advanced or metastatic, or where surgical resection is likely to result in severe morbidity. This indication was approved under accelerated approval based on overall response rate and duration of response, and continued approval for this indication may be contingent upon verification and description of clinical benefit in the confirmatory trial. We plan to submit an sNDA to the NMPA for NTRK+ solid tumors in the first half of 2025.
Our Immunology, Neuroscience, and Infectious Disease Pipeline
Additional Opportunities for Efgartigimod
As discussed in Our Commercial Products and Operations, we have an exclusive license from argenx to develop and commercialize efgartigimod in Greater China, and in mainland China, we have launched VYVGART for the treatment of adult patients with gMG and VYVGART Hytrulo for gMG and CIDP. We are evaluating significant additional indications for efgartigimod SC and the pre-filled syringe, including for the treatment of thyroid eye disease, myositis, seronegative gMG, ocular MG, and lupus nephritis.
•TED: We are participating in the Greater China portion of the global registrational Phase III UplighTED study of efgartigimod for the treatment of TED. We estimate that there are around 1 million patients with moderate to severe TED in China.
•Myositis: We are participating in the Greater China portion of the global registrational Phase II/III ALKIVIA study of efgartigimod for the treatment of idiopathic inflammatory myopathies, or myositis. We estimate that there are around 170,000 myositis patients diagnosed in China.
•sn-gMG: We are currently supporting enrollment in Greater China for the global registrational Phase III ADAPT-SERON study of efgartigimod for the treatment of sn-gMG. We estimate that there are around 25,000 patients diagnosed with sn-gMG in China.
•Ocular MG: We are currently supporting enrollment in Greater China for the global registrational Phase III ADAPT-OCULUS study of efgartigimod for the treatment of ocular MG. We estimate that there are around 44,000 patients diagnosed with ocular MG in China.
•LN: We are currently conducting a Phase II POC study of efgartigimod for the treatment of LN in China. We estimate that there are around 320,000 patients diagnosed with LN in China.
KarXT (Xanomeline and Trospium Chloride)
KarXT is a combination of an oral M1/M4-preferring muscarinic acetylcholine receptor agonist and a peripheral acting antimuscarinic agent, which is in development for the treatment of psychiatric and neurological conditions, including schizophrenia and psychosis associated with Alzheimer’s Disease. KarXT preferentially stimulates muscarinic receptors implicated in these conditions, as opposed to current antipsychotic medicines, which mostly target dopamine or serotonin receptors. KarXT has the potential to represent a new class of treatment for schizophrenia and ADP based on its differentiated mechanism of action. We have an exclusive license from Karuna (a company later acquired by BMS) to develop, manufacture, and commercialize xanomeline and trospium chloride in Greater China.
We are evaluating KarXT for the treatment of schizophrenia and ADP.
•Schizophrenia: In January 2025, the NMPA accepted the NDA for KarXT for the treatment of schizophrenia. The NDA submission was supported by data from the Phase I PK study, Phase III China study, the global Phase III EMERGENT-2 and EMERGENT-3 clinical trials, and long-term follow-up results. This follows FDA approval of KarXT, under the brand name COBENFY, for the treatment of schizophrenia in adults in September 2024. COBENFY does not have atypical antipsychotic class warnings and precautions and does not have a boxed warning. We estimate that there are more than 8 million people living with schizophrenia in China.

•ADP: We are participating in the China portion of the global Phase III ADEPT-2 and ADEPT-3 trials in ADP. We estimate that around 8 million people are affected by Alzheimer’s disease in China and around 45% of these patients display psychotic symptoms.
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
These agreements generally remain in effect, unless earlier terminated, until the expiration of the last-to-expire royalty term for the last licensed product. The royalty terms generally continue until the latest of: (i) the expiration of the last-to-expire valid claim with respect to licensed patent rights; (ii) the expiration of market or regulatory exclusivity; or (iii) a specified period of time, generally around ten years, after the date of the first commercial sale of the licensed product. These agreements also contain customary provisions for termination by either party, including in the event of a material breach by the other party that remains uncured; by us for convenience upon a specified notice period; for certain bankruptcy, insolvency, or other similar events; and by our partners upon challenge of their licensed patent rights.
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
GSK (Niraparib)
In September 2016, we entered into a collaboration, development, and license agreement with Tesaro, a company later acquired by GSK, pursuant to which we obtained an exclusive sublicense under certain patents and know-how of GSK (including such patents and know-how licensed from Merck, Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., and AstraZeneca UK Limited) to develop, manufacture, and commercialize GSK’s proprietary PARP inhibitor, niraparib (ZEJULA), for the diagnosis and prevention of any human diseases or conditions (other than prostate cancer) in mainland China, Hong Kong, and Macau. We also obtained the right of first negotiation to obtain a license to develop and commercialize certain follow-on compounds of niraparib being developed by GSK in the licensed territory. Under the agreement, we agreed not to research, develop, or commercialize certain competing products, and we also granted GSK the right of first refusal to license certain immuno-oncology assets developed by us. In February 2018, we entered into an amendment with GSK that eliminated GSK’s option to co-market niraparib in the licensed territory. We will purchase ZEJULA from GSK for commercial use in Hong Kong. We are not otherwise obligated to purchase ZEJULA or other licensed products from GSK.
argenx (Efgartigimod)
In January 2021, we entered into a collaboration and license agreement with argenx, pursuant to which we obtained an exclusive license under certain patents and know-how of argenx to develop and commercialize products containing efgartigimod (including VYVGART and VYVGART Hytrulo) as an active ingredient in all human and animal uses for any preventative or therapeutic indications in Greater China. Under the terms of the agreement, we are responsible for recruiting patients in Greater China to argenx’s global registrational trials for the development of efgartigimod. We will purchase the licensed products exclusively from argenx.
Novo Holdings (Omadacycline)
In April 2017, we entered into a license and collaboration agreement with Paratek (which was subsequently acquired by Gurnet Point Capital and Novo Holdings A/S), pursuant to which we obtained both an exclusive license under certain patents and know-how of Paratek and an exclusive sub-license under certain intellectual property that Paratek licensed from Tufts University to develop, manufacture, and commercialize products containing omadacycline (NUZYRA) as an active ingredient in the field of all human therapeutic and preventative uses other than biodefense in Greater China. Under certain circumstances, our exclusive sub-license to certain intellectual property Paratek licensed from Tufts University may be converted to a non-exclusive license if Paratek’s exclusive license from Tufts University is converted to a non-exclusive license under the Tufts Agreement. We also obtained the right of first negotiation to be Paratek’s partner to develop certain derivatives or modifications of omadacycline in our licensed territory. Paratek retains the right to manufacture the licensed products in our licensed territory to support development and commercialization of the same outside of our licensed territory. We also granted Paratek a non-exclusive license to certain of our intellectual property. Under the agreement, we agreed not to commercialize certain competing products in our licensed territory.
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
Innoviva (Sulbactam-Durlobactam)
In April 2018, we entered into a license and collaboration agreement with Entasis (now a wholly owned subsidiary of Innoviva), pursuant to which we obtained an exclusive license under certain patents and know-how of Entasis to develop and commercialize Entasis’s proprietary compounds, durlobactam with sulbactam (the combination, SUL-DUR also known as XACDURO) with the possibility of developing and commercializing a combination of such compounds with imipenem in all human diagnostic, prophylactic and therapeutic uses in Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand, and Japan. We will purchase the licensed products exclusively from Innoviva.
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
BMS (Repotrectinib)
In July 2020, we entered into an exclusive license agreement with Turning Point (a company later acquired by BMS) pursuant to which we obtained an exclusive license to develop and commercialize products containing repotrectinib

(AUGTYRO) as an active ingredient in all human therapeutic indications in Greater China. We will purchase the licensed products exclusively from BMS.
Amgen (Bemarituzumab)
In December 2017, we entered into a license and collaboration agreement with Five Prime (a company later acquired by Amgen), pursuant to which we obtained an exclusive license under certain patents and know-how of Five Prime to develop and commercialize products containing Five Prime’s proprietary afucosylated FGFR2b antibody known as bemarituzumab (FPA144) as an active ingredient in the treatment or prevention of any disease or condition in humans in Greater China. We will purchase the licensed products exclusively from Amgen.
Pursuant to the terms of the agreement, we are responsible for (i) developing and commercializing licensed products under a territory development plan; and (ii) performing certain development activities to support global development and registration of licensed products, including the bemarituzumab FPA144-004 Study in the licensed territory under a global development plan. If we enroll and treat a specified number of patients in the bemarituzumab FPA144-004 Study in mainland China, we will be eligible to receive a low single-digit percentage quarterly royalty on annual net sales of the licensed products outside of the licensed territory until the tenth anniversary of the first commercial sale of each such licensed product outside of the licensed territory.
Pfizer (Tisotumab Vedotin)
In September 2022, we entered into a collaboration and license agreement with Seagen (a company later acquired by Pfizer), pursuant to which we obtained an exclusive license to develop and commercialize tisotumab vedotin (TIVDAK) in Greater China. We will purchase the licensed products exclusively from Pfizer.
BMS (Xanomeline and Trospium Chloride)
In November 2021, we entered into a license agreement with Karuna (a company later acquired by BMS), pursuant to which we agreed to collaboratively develop xanomeline and trospium chloride (KarXT) in Greater China. Under the agreement, we obtained an exclusive license to develop, manufacture, and commercialize xanomeline and trospium chloride in Greater China.
MediLink (DLL3 ADC)
In April 2023, we entered into a license agreement with MediLink, pursuant to which we obtained an exclusive global license to research, develop, manufacture, and commercialize MediLink’s proprietary ADC targeting DLL3.
Intellectual Property
Our commercial success depends, in part, on our ability to obtain and maintain proprietary protection for our know-how and innovation pertaining to our commercial products and product candidates as well as our core technologies; to operate without infringing, misappropriating, or otherwise violating the proprietary rights of others; and to prevent others from infringing, misappropriating, or otherwise violating our proprietary rights. We expect that we will seek to protect our commercial products, product candidates, and core technologies, among other methods, licensing or procuring patent rights to inventions that are important to the development and implementation of our business; relying on trade secrets, know-how, and confidential agreements with third parties; and relying on continuing technological innovation.
Patents
Patent rights are important in our industry to protect innovation pertaining to our commercial products, product candidates, and technologies. We hold patent rights to our commercial products, product candidates, and technologies, in part, through our licenses or other agreements. For our internally developed product candidates, we consider on a case-by-

case basis whether to procure patent rights to protect certain innovation pertaining to our commercial products, product candidates and technologies.
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
Trade Secrets
We also rely upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. Such trade secrets and know-how can be difficult to protect. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our partners, collaborators, scientific advisors, employees, consultants, and other third parties. These confidentiality agreements are designed to protect our proprietary information and generally include clauses requiring assignment of inventions to us to grant us ownership of technologies that are developed through our relationship with the respective counterparty. Such agreements may not provide adequate protection of our proprietary information. If any of the parties we contract with in this manner breaches or violates the terms of any such agreement or otherwise discloses our proprietary information, we may lose our competitive position and ability to protect such proprietary information (e.g., trade secrets). For more information regarding the risks related to our trade secrets, see Risk Factors – Risks Related to Intellectual Property – If we are unable to maintain the confidentiality of our trade secrets, our business and competitive position may be harmed.
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
Clinical Trials
Clinical trials conducted both within and outside of mainland China, and the data derived from those trials, may be used to obtain marketing approval in mainland China, subject to various rules and regulations, including the regulations for the use of patients’ human genetic resources and derived data. We participate in clinical trials in multiple geographic locations, and compliance with the complex regulations applicable to the conduct of such trials and the use of data derived therefrom is critical to our ability to obtain approval for our products in mainland China and in our other markets.
Clinical trials on investigational products must be approved by the relevant authorities before their commencement. Following approval of a CTA approval, the applicant (i.e., sponsor) generally conducts the clinical trial at one or more institutions, subject to rules and regulations governing good practices associated with such clinical trial.
With certain governmental approvals, companies may simultaneously perform clinical trials in different centers using the same clinical trial protocol through International Multi-Center Clinical Trials in China. Where the applicant plans to make use of the data derived from the IMCCTs, such IMCCTs shall satisfy certain requirements, including on-site inspections by Chinese regulatory authorities, in addition to other applicable regulatory requirements. IMCCTs are required to adhere to certain principles and ethical requirements and are subject to governmental supervision and disclosure requirements.
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
Coverage and Reimbursement
Historically, most Chinese healthcare costs had been borne by patients out-of-pocket, which had limited the growth of more expensive pharmaceutical products. However, in recent years, the number of people covered by government and private insurance has increased. According to the NHSA, as of December 2023, approximately 1.33 billion residents in mainland China were enrolled in the Basic Medical Insurance scheme, representing a coverage rate of above 95% of the total population.
Under the applicable regulations, expenses of drugs listed in the Basic Medical Insurance Catalog, typically known in the industry as the “NRDL”, will be paid in full or part from the basic medical insurance fund in accordance with applicable provisions, and the drugs with the same generic names as those specified in the Basic Medical Insurance Catalog will be automatically regulated by the Basic Medical Insurance Catalog and shall also be eligible for the reimbursement by the basic medical insurance fund. The Chinese Ministry of Human Resources and Social Security, together with other government authorities, have the power to determine the medicines included in the NRDL. Admission to the NRDL depends on a number of factors, including on-market experience, scale of patient adoption, physician endorsement, cost effectiveness, and budget impact. Patients purchasing medicines included in the NRDL are entitled to reimbursement of the entire amount or a certain percentage of the purchase price. We currently have five products included in the NRDL: ZEJULA for certain ovarian cancer indications, VYVGART for gMG, NUZYRA for CABP and/or ABSSSI, QINLOCK for 4L GIST, and AUGTYRO for ROS1+ NSCLC.
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
Price Negotiations
The Chinese government has initiated several rounds of price negotiations with manufacturers of patented drugs, drugs with an exclusive source of supply, and oncology drugs since 2016. Once the government agreed with the drug manufacturers on the supply prices, the drugs would be automatically listed in the NRDL and qualified for public hospital purchase. In 2024, the average price reduction of the 117 drugs participating in price reductions was 63%; and in 2023, the average price reduction of the 121 drugs participating in price negotiations was 61.7%.
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
Our Customers
We rely on independent third-party distributors in Greater China to sell our commercial products, which is consistent with the pharmaceutical industry norm. This allows us to execute marketing strategies that are specifically tailored to each product and the geographic location of the hospitals located within the distribution territories of our customers across mainland China. Our five largest customers accounted for approximately 32.4% and 35.0% of our total product revenue in 2024 and 2023, respectively.
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
Manufacturing, Suppliers, and Quality Control
As discussed below, we manufacture or source from third parties our commercial products, product candidates, and materials in accordance with the terms of our license and collaboration agreements. We have our own independent quality control system and devote significant attention to quality control for the designing, manufacturing, and testing of our commercial products and product candidates.
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
•We have a large molecule facility for which we have successfully obtained permits and passed inspections to manufacture supplies for certain product candidates. The facility has a biological processing and formulation production line with an annual production capacity of up to 12 to 22 clinical batches, each batch for 200L or 1000L.
Our two manufacturing facilities comply with both the PRC and PIC/S drug manufacturing standards. We procure our manufacturing equipment from leading domestic and international suppliers.
We believe our two manufacturing facilities are sufficient to support our commercial and clinical needs and our business growth in the near term.
CMOs
We have engaged a limited number of external CMOs to produce certain drug substances and products to meet pre-clinical, clinical, and commercial requirements of our products and product candidates. For example, we have obtained the necessary licenses and engaged CMOs to locally manufacture NUZYRA in mainland China. By outsourcing a portion of our manufacturing activities, we can increase our focus on core areas of competence such as product candidate development, commercialization, and research.
We have adopted procedures to promote compliance by our CMOs with relevant regulatory requirements and internal guidelines with respect to production qualifications, facilities, and processes. When selecting our CMOs, we consider a number of factors, including their qualifications, relevant expertise, production capacity, geographic proximity, reputation, track record, product quality, reliability, and proposed terms for the production arrangement. Our CMOs provide services to us on a short-term and project-by-project basis. Our agreements with CMOs typically specify requirements, including product quality or service details, technical standards or methods, delivery terms, agreed price and payment, and product inspection and acceptance criteria. Our CMOs procure the necessary raw materials.
Suppliers
Our suppliers may consist of (i) third-party licensors from which we have licenses for commercial products and product candidates; (ii) suppliers of raw materials in our supply chain; and (iii) CROs to support our clinical trials.
•Licensors: We are dependent on some of our third-party partners for the manufacture and supply of certain of our commercial products and product candidates. For example, we source VYVGART and VYVGART Hytrulo from argenx, OPTUNE from NovoCure, QINLOCK from Deciphera, XACDURO from Innoviva, AUGTYRO from BMS, bemarituzumab from Amgen, and TIVDAK from Pfizer.
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
Insurance
We maintain insurance policies that are required under Chinese laws and regulations as well as based on our assessment of our operational needs and industry practice. We maintain liability insurance for certain clinical trials, which covers the patient human clinical trial liabilities such as bodily injury, product liability insurance, general insurance policies covering property loss due to accidents or natural disasters, and D&O insurance. We do not maintain insurance to cover intellectual property infringement or misappropriation.

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
As of January 31, 2025, we had 1,869 full-time employees, of which 1,799 were located in Greater China. The number of full-time employees by function as of such date was as follows:

By Function	Number of Employees
Research and Development	578
Commercial	1,090
Manufacturing	68
General and Administrative*	133
Total	1,869
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
The competition for top talent in our industry is intense. To help attract, motivate, and retain well qualified employees, we strive to provide competitive compensation programs and benefits, including cash compensation, stock-based compensation, and other benefits to support the financial, physical, and emotional health of our employees. For our employees in China, consistent with Chinese regulations, we participate in a housing fund and various employee social security plans that are organized by applicable local municipal and provincial governments, including housing, pension, medical, work-related injury, maternity, and unemployment benefit plans, under which we make contributions at specified percentages of the salaries of our employees. For our U.S.-based employees, we provide health and welfare benefits, paid parental leave, and retirement benefits in the form of certain matching contributions to tax-qualified 401(k) plans.
We also provide professional development and training opportunities to our employees to help enhance their competencies and capabilities. These opportunities include formal and comprehensive company-level and department-level training for new employees followed by on-the-job training; periodic trainings to promote awareness and compliance with our policies and procedures; leadership development programs to cultivate leadership excellence; and cross-functional trainings to strengthen and reinforce employee collaborations across different functions, groups, and departments that work together to support our day-to-day operations. We have a performance management and talent development process through which managers provide regular feedback and coaching to develop employees. This process also helps the Company identify our pipeline of talent as well as areas in potential need of additional resources or support. We also engage our employees through employee resource groups, such as our women’s leadership community and local diversity, equity, and inclusion committees.
We seek to bring together employees with different backgrounds and expertise while also creating an inclusive culture. We are proud of the diversity, skills, and achievements that our employees bring to our business from various parts of the world. In addition, we are committed to being an equal opportunity employer, where everyone is treated equally and respected, regardless of their gender, nationality, marital status, age, disability, or religious beliefs.

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
Risk Management
We are committed to acting ethically, which includes identifying and responsibly managing risk. As a result, we have adopted a consolidated risk management methodology and program, which includes three lines of defense for risk management that identify, assess, evaluate, and monitor key risks associated with our strategic objectives on an on-going basis. We have also established a risk governance structure that includes oversight by the Board of Directors, the Audit Committee, and management. Management oversight includes a Risk Coordination Council that is comprised of leaders of governance and quality functions along with operational line leaders and serves as a forum to discuss and monitor risks across the organization as well as other regional, divisional, or functional risk management committees or working groups, as deemed appropriate.
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
The following provides additional information on our three lines of defense:
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
•Second Line of Defense: Our Legal and Ethics and Compliance functions oversee implementation of our enterprise risk management program and monitoring of business activities aligned with the risk outcomes identified during the annual risk assessment process. For example, our Chief Legal Officer is responsible for developing and updating our enterprise risk management program and targets; reviewing and approving management or mitigation plans for major risk management issues; overseeing implementation of risk management measures; providing guidance and support on our risk management approach to the relevant departments in the Company; and reporting to management, the Board of Directors, and the Audit Committee, as deemed appropriate.
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
The following provides additional information on certain components of our risk governance structure:
•Risk Coordination Council: The Risk Coordination Council, which is comprised of governance function leaders as well as business operations leaders, provides a forum to discuss and identify, monitor, and manage risks across the organization. Potential risks identified through this forum are escalated and managed at the functional line level and communicated directly to executive leadership and/or the Audit Committee, as deemed appropriate.
•Audit Committee: The Audit Committee is responsible for assisting the Board of Directors in its oversight of the Company’s risk management and internal controls; the integrity of our financial statements; compliance with applicable legal and regulatory requirements; the qualifications, independence, and performance of our auditors; and our internal audit and compliance functions.
•Board of Directors: The Board of Directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies and is responsible for overseeing our enterprise risk management and internal control system and reviewing its effectiveness. The Board of Directors performs its oversight role through several different levels of review. For example, management reports to the Board on our business strategies, operations, and corporate functions, and each of the Board’s Committees reports to the Board on the risks within their areas of responsibility.
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
Dividends and Other Distributions
Zai Lab Limited is a holding company, and we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our ADSs or to service any debt we may incur. If any of our Chinese subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. To date, there have not been any such dividends or other distributions from our Chinese subsidiaries to our subsidiaries located in or outside of mainland China. In addition, as of the date of this report, none of our subsidiaries have ever issued any dividends or distributions to us or their respective shareholders in or outside of mainland China, and neither Zai Lab Limited nor any of our subsidiaries has ever directly or indirectly paid dividends or made distributions to U.S. investors. Zai Lab (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $466.5 million in capital contributions via 24 separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2014 to 2024 to fund its business operations in mainland China. Zai Lab International Trading (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Shanghai) Co., Ltd., its sole shareholder, in 2019 to fund its business operations in mainland China. Zai Lab (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB166.5 million in capital contributions via ten separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2015 to 2019 to fund its business operations in mainland China. Zai Lab Trading (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Suzhou) Co., Ltd., its sole shareholder, in 2020 to fund its business operations in mainland China. Zai Biopharmaceutical (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $15.0 million in capital contributions via four separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2017 to 2018 to fund its business operations in mainland China. In the future, cash proceeds raised from our overseas financing activities may be transferred by us to our Chinese subsidiaries via capital contributions, shareholder loans or intercompany loans.
According to Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, each of our Chinese subsidiaries is required to set aside at least 10% of its accumulated after-tax profits, if any, each year to fund a certain statutory reserve fund until the aggregate amount of such fund reaches 50% of its registered capital. Where the statutory reserve fund is insufficient to cover any loss the Chinese subsidiary incurred in the previous financial year, its current financial year’s accumulated after-tax profits shall first be used to cover the loss before any statutory reserve fund is drawn therefrom. Such statutory reserve funds and the accumulated after-tax profits that are used for covering the loss cannot be distributed to us as dividends. At their discretion, our Chinese subsidiaries may allocate a portion of their after-tax profits based on Chinese accounting standards to a discretionary reserve fund.
Renminbi, or RMB, is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our Chinese subsidiaries to use their potential future RMB revenues to pay dividends to us. The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of mainland China. Shortages in availability of foreign currency may then restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to our offshore entities for those offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign-currency-denominated obligations. RMB is currently convertible under the “current account,” which includes dividends and trade- and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt (which may be denominated in foreign currency or RMB), including loans we may secure for our Chinese subsidiaries. Currently, our Chinese subsidiaries may purchase foreign currency for settlement of current account transactions, including payment of dividends to us, without the approval of the SAFE by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by the SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of mainland China or pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, the SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries. See Risk Factors for a detailed discussion of the Chinese legal restrictions on the payment of dividends, our ability to transfer cash within the Company, and the potential for holders of our securities to be subject to Chinese taxes on dividends paid by us in the event we are deemed a Chinese resident enterprise for Chinese tax purposes.
Available Information
We file reports and other information with the SEC and the Hong Kong Stock Exchange. We make available on our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all other SEC reports and amendments to those reports. Additionally, we make available on our website our securities filings with the Hong Kong Stock Exchange. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC and the Hong Kong Stock Exchange, as applicable.
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
•Changes in relations between the United States and China, as well as relations between China and other countries, may adversely impact our business, financial condition, and results of operations;
•We are subject to extensive laws, rules, and regulations. Compliance with these laws, including China’s Counter-Espionage Law, Data Security Law, Cyber Security Law, Cybersecurity Review Measures, Personal Information Protection Law, Regulation on the Administration of Human Genetic Resources, Biosecurity Law, Security Assessment Measures, and any other future laws and regulations or amendments to such laws and regulations may entail significant expenses and could materially affect our business. Our failure to comply with such laws and regulations, as a result of uncertainties in the Chinese legal system with respect to recent anti-corruption enforcement efforts or otherwise, could lead to government enforcement actions and significant penalties against us, which could materially and adversely impact our business, financial condition, and results of operations;
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
•We have incurred losses since our inception and anticipate that we will continue to incur losses for at least the next few quarters. If we are unable to generate sufficient revenue from our approved commercial products, on the anticipated timeline or at all, at a level that more than offsets our expenses, we will be unable to achieve or maintain profitability;
•We rely on our licensors, CMOs, and other third parties for the commercial and clinical supply of certain of our products and product candidates. Failure of our third parties to supply us with a sufficient quantity of such products, in a timely matter or at all, will adversely affect us;
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
•If we are unable to obtain and maintain intellectual property protection for our products and product candidates (e.g., through patent property rights), or if the scope of such intellectual property rights obtained is not sufficiently broad, third parties may compete directly against us;

•We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cyberattacks and other unauthorized access, disclosure, and disruption, which may materially and adversely affect us;
•The pre-approval of, filing, or other procedures with the CSRC or other Chinese regulatory authorities may be required in connection with issuing securities to foreign investors under Chinese law, and, if required, we cannot predict whether or when we will be able to obtain such approval or complete such filing or other procedures;
•We may be exposed to liabilities under the FCPA and Chinese anti-corruption laws, and any determination that we have violated these laws could have a material adverse effect on our business or reputation;
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
•It may be difficult to enforce against us or our management in mainland China any judgments obtained from foreign courts or for overseas regulators to conduct investigations or collect evidence within mainland China; and
•Our business benefits from certain financial incentives and discretionary policies granted by local governments. Expiration of, or changes to, these incentives or policies would have an adverse effect on our results of operations.
Risks Related to Doing Business in China
Uncertainties in the Chinese legal system could materially and adversely affect us.
The Chinese government has promulgated a comprehensive system of laws and regulations governing economic matters. Although such legislation has enhanced protections afforded to foreign investments in mainland China, mainland China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in mainland China. In particular, the Chinese legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the Chinese legal system continues to evolve, the interpretations of many laws, regulations, and rules may not be uniform and enforcement of these laws, regulations, and rules involves uncertainties. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us. Furthermore, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until after an alleged violation has occurred. In addition, any administrative and court proceedings in mainland China may be protracted, resulting in substantial costs and diversion of resources and management attention.
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
Changes in relations between the United States and China, as well as relations between China and other countries, may adversely impact our business, financial condition, and results of operations.
The U.S. government, including the SEC, has made statements and taken certain actions that have impacted, and may continue to impact, companies like us with a substantial presence in China, including by imposing tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China, and issuing statements indicating enhanced review of companies with significant China-based operations or the possibility of legislation that restricts or prohibits U.S. investment in certain companies operating in China. The Chinese government has, from time to time, responded by imposing its own tariffs, trade restrictions, and other regulations in response. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws, or regulations will be adopted by the United States or China, or the effect that any such actions would have on companies with a significant presence in mainland China, our industry, or us. We conduct pre-clinical and clinical activities and have significant business operations in mainland China. Any unfavorable legislation, laws, regulations, executive orders, government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls, or tariffs, may have an adverse effect on our business, financial condition, and results of operations, such as by affecting the competitive position of our commercial products and product candidates, the hiring of scientists and other research and development personnel, the demand for or our ability to sell our commercial products, the import or export of raw materials in relation to drug development, our ability to raise capital, and the market price of our securities.
The Chinese government may intervene in or influence our business, which could result in a material change in our operations, strategy, research and development activities, commercial activities, business, financial condition, results of operations, and prospects.
The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political, and societal goals. The Chinese government has published policies that significantly affect certain industries, such as the education and internet industries, and it may in the future release regulations or policies regarding the life sciences industry that could require us to seek permission from Chinese authorities to continue to operate our business or that may affect our strategy, research and development activities, or commercial activities, which may adversely affect our business, financial condition, results of operations, and prospects. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over securities offerings of companies with significant operations in mainland China that are to be conducted in foreign markets, including the United States, as well as foreign investment in China-based issuers. Any such action by the Chinese government could significantly limit or completely hinder our ability to offer or continue to offer our securities to our investors and could cause the value of our securities to significantly decline or become worthless.
Because the majority of our operations are in mainland China, there have been concerns regarding oversight of audits of our financial statements filed with the SEC.
In recent years, the U.S. Congress and regulatory authorities have expressed concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in mainland China and with auditors located in mainland China. For example, inspections by the PCAOB of auditors located in mainland China and

Hong Kong have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, and limitations on the ability of the PCAOB to inspect or investigate auditors in mainland China or Hong Kong could deprive investors of the benefits of PCAOB inspections. This focus on access to audit and other information for companies with substantial operations in China has resulted in legislation, such as the HFCAA which requires the SEC to identify issuers that have filed an annual report with an audit report issued by a registered public accounting firm that is located in certain foreign jurisdictions and to prohibit any issuers so identified by the SEC for two consecutive years from trading their securities on a national securities exchange or over-the-counter market in the United States. In the past, we have used auditors located in mainland China; however, in May 2022, the Company engaged KPMG LLP, an auditor located in the United States that is inspected by the PCAOB, as our independent registered public accounting firm, and KPMG LLP has been our auditor for all of the periods presented in this report. Although we are not currently at risk of delisting pursuant to the HFCAA, our ability to access the U.S. capital markets and the market price of our securities could be adversely affected as a result of new legislation, different interpretations of existing legislation, or the anticipated negative impacts of legislative or executive or regulatory actions upon, or negative investor sentiment toward, companies with significant operations in mainland China and Hong Kong that are listed in the United States.
We may be subject to additional approval, filing, and compliance obligations with Chinese authorities in connection with our engagement of KPMG LLP, a U.S. auditor that is subject to PCAOB inspection.
In the first quarter of 2023, the CSRC adopted the Archives Rules. According to the Archives Rules, we may be required to complete certain approval, filing, and regulatory procedures if it becomes necessary for us to disclose or provide to KPMG LLP, our U.S. auditor that is subject to inspection by the PCAOB, any documents or materials relevant to KPMG LLP’s audit that are deemed to have a sensitive impact (i.e., be detrimental to national security or the public interest if divulged) or contain state secrets or governmental authority work secrets. Under those circumstances, KPMG LLP would also be required to abide by corresponding approval, filing, and compliance procedures. Due to the lack of further interpretation, we are not certain about the scope of materials that would be deemed to have a sensitive impact or contain state or governmental authority work secrets.
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
The economic, political, and social conditions in mainland China, as well as governmental policies, could affect the business environment and financial markets in mainland China and our ability to operate our business, financial condition, results of operations, and prospects.
A substantial portion of our operations, and all of our commercial operations, are conducted in mainland China. Accordingly, our business, financial condition, results of operations, and prospects may be significantly influenced by economic, political, legal, and social conditions in mainland China. Mainland China’s economy differs from the U.S. economy in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. While mainland China’s economy has experienced significant growth, such growth has been uneven across regions and sectors. The Chinese government has implemented various measures to encourage economic development and allocation of resources. Some of these measures may benefit the overall economy in mainland China but may have a negative effect on our business. For example, our financial condition and results of operations may be adversely affected by government control, perceived government interference, and/or changes in tax, cyber and data security, capital investments, cross-border transactions, and other regulations that are currently or may in the future apply to us. Recently, Chinese regulators have announced regulatory actions aimed at providing the Chinese government with greater oversight over certain sectors of mainland China’s economy, including the for-profit education and technology sectors. Although the biotech industry is already highly regulated in mainland China and there has been no indication of such actions or oversight in our sector, the Chinese government may in the future take regulatory actions that materially adversely affect our business, financial condition, results of operations, or prospects or the business environment and financial markets in mainland China more broadly.
We are required to obtain certain approvals and licenses from Chinese authorities to operate our Chinese subsidiaries.
The Chinese government has exercised, and may continue to exercise, substantial influence or control over virtually every sector of the Chinese economy through regulation and state ownership. For example, to conduct our business activities in mainland China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the SAMR. Our ability to operate in mainland China could be undermined if our Chinese subsidiaries are not able to obtain or maintain required approvals from Chinese authorities to operate in mainland China. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR, and no application for any such license has been denied. The central or local governments could impose new, stricter regulations or interpretations of existing regulations that could require additional expenditures and efforts on our part to comply with such regulations or interpretations. If in the future our Chinese subsidiaries do not receive or maintain required approvals, such as because we inadvertently conclude that approvals are not required or because of changes in applicable laws and regulations or interpretations of such laws and regulations, the operations of our Chinese subsidiaries, and as a result our business, results of operations, financial condition, and prospects, could be adversely affected.
Under Chinese laws and regulations, we may be required by the CSRC or other Chinese regulatory authorities to obtain approval or follow certain procedures to issue our securities to foreign investors, and we cannot predict whether or when we will be able to obtain such approval or complete such procedures.
We are not currently required under Chinese laws and regulations to obtain prior approval or prior permission from the CSRC or any other Chinese regulatory authority to issue securities to foreign investors, and we do not believe we will be required to submit an application to the CSRC for our previous issuances of securities to foreign investors. Under recent guidelines, however, we are required to submit filings to the CSRC following the submission of future overseas listings and the completion of future offerings of our equity securities to foreign investors, including for future securities offerings in the same overseas markets as our previous issuances. For example, we were required to file with the CSRC with respect to the registered offering of our ADSs in November 2024. If, for any reason, we were to fail to obtain any approvals or to complete any filings or other procedures required by the CSRC or other Chinese regulatory authorities, future offerings of our equity securities to foreign investors may be delayed or prevented or we may face sanctions, fines, and/or other penalties; limitations on our ability to pay dividends outside of mainland China; limitations on our operations in mainland China; delays or restrictions on the repatriation of the proceeds from our public offerings into mainland China; or other actions that could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We may be exposed to liabilities under anti-corruption, anti-bribery, and anti-fraud laws in China and the United States, including the FCPA, and any allegation, investigation, or determination that we, or our employees or contracted third parties, have violated such laws could have a material adverse effect on our business or reputation.
We, our employees, and our contracted third parties are subject to anti-corruption laws in China and the United States, including the FCPA, which generally prohibit, among other things, making improper payments to government officials for the purpose of obtaining or retaining business, and Chinese laws governing competition, which prohibit commercial bribery. In addition, we, our employees, and our contracted third parties are subject to laws targeted at medical insurance and other fraud in China and the United States. Although we have implemented controls and procedures to promote compliance with such laws by our Company, employees, and contracted third parties, any failures to comply may harm our business and reputation and may cause us to incur criminal or civil liabilities, penalties, sanctions, and/or other significant expenses, which may have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, under certain circumstances, a pharmaceutical company’s products may not be purchased by public medical institutions if that pharmaceutical company is involved in a criminal investigation or administrative proceeding related to bribery.
In addition, Chinese authorities have become increasingly active in enforcing laws affecting the pharmaceutical industry. Specifically, the Chinese authorities have recently increased anti-bribery and anti-fraud efforts to address improper payments and other benefits received by physicians, staff, hospital administrators, and other individuals in connection with the sales, marketing, and purchase of pharmaceutical products. The scope and intensity of such recent anti-corruption and medical insurance fraud enforcement efforts in China have led to increased uncertainty in the healthcare industry, which have impacted and may continue to impact hospital and physician practices. Such uncertainty, and related evaluations and adjustments by hospitals and physicians and other market participants, may adversely affect our business and results of operations.
Furthermore, we have been, and may in the future be, involved in inquiries or investigations by Chinese authorities as part of these enforcement efforts or otherwise. Although we have not experienced a material adverse impact to the Company from such an inquiry or investigation to date, there can be no such assurance that such inquiries or investigations will not have a material adverse effect on our business, reputation, or operations in the future. For example, there have been public reports of recent investigations by Chinese authorities in relation to alleged medical insurance fraud and potential violations of China’s data privacy and other laws by a number of persons affiliated with AstraZeneca. Certain of our former and current employees were formerly employed with AstraZeneca. Some of our current and former employees in our ZEJULA sales team are under criminal investigations by Chinese authorities in their personal capacity and have been detained for questioning or otherwise under police compulsory measures in connection with alleged medical insurance fraud, a crime under Chinese law that can be prosecuted only against individuals and not against companies. Such investigations, allegations, and the reporting thereof, and any potential enforcement actions, formal convictions, or administrative penalties or fines in connection therewith, may materially adversely affect our business and reputation. In addition, such investigations may lead to additional allegations or findings or may implicate or expand to additional employees. While we are not currently aware of any allegations or investigations into actions which may result in the criminal liability of the Company, there can be no assurance that such allegations or investigations will not result in a material adverse effect on our business.
Restrictions on currency exchange may limit our ability to receive and use financing in foreign currencies effectively.

The ability of our Chinese subsidiaries to exchange currency is subject to significant foreign exchange controls and, in the case of transactions under the capital account, requires the approval of and/or registration with Chinese government authorities, including the SAFE. For example, if we finance our Chinese subsidiaries by means of foreign debt from us or other foreign lenders, the amount is not allowed to exceed the statutory limits, and such loans must be registered with the local counterpart of the SAFE. If we finance our Chinese subsidiaries by means of additional capital contributions, these capital contributions are subject to registration with the SAMR or its local branch, reporting of foreign investment information with the MOFCOM, or registration with other governmental authorities in mainland China.
In light of the various requirements imposed by Chinese regulations on loans to, and direct investment in, China-based entities by offshore holding companies, we may not be able to complete the necessary government formalities or obtain the necessary government approvals on timely basis, if at all, with respect to future loans or capital contributions by us to our Chinese subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our Chinese operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund or expand our business.
We may rely on dividends and other distributions on equity paid by our Chinese subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our Chinese subsidiaries to make payments to us could have a material adverse effect on our business operations.
Zai Lab Limited is a holding company, and we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to holders of our securities or to service any debt we may incur. Certain of our Chinese subsidiaries have incurred debt on their own behalf, and these or others may do so in the future. The instruments governing such debt may restrict their ability to pay dividends to us. To date, there have not been any such dividends or other distributions from our Chinese subsidiaries to our subsidiaries located in or outside of mainland China. In addition, none of our subsidiaries have issued any dividends or distributions to us or their respective shareholders in or outside of mainland China, and neither we nor any of our subsidiaries have directly or indirectly paid dividends or made distributions to U.S. investors. Zai Lab (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $466.5 million in capital contributions via 24 separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2014 to 2024, to fund its business operations in mainland China. Zai Lab International Trading (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Shanghai) Co., Ltd., its sole shareholder, in 2019 to fund its business operations in mainland China. Zai Lab (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB166.5 million in capital contributions via 10 separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2015 to 2019 to fund its business operations in mainland China. Zai Lab Trading (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Suzhou) Co., Ltd., its sole shareholder, in 2020 to fund its business operations in mainland China. Zai Biopharmaceutical (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $15.0 million in capital contributions via four separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2017 to 2018 to fund its business operations in mainland China. In the future, cash proceeds raised from our overseas financing activities may be transferred by us to our Chinese subsidiaries via capital contributions, shareholder loans or intercompany loans, as the case may be.
According to Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, each of our Chinese subsidiaries is required to set aside at least 10% of its accumulated after-tax profits, if any, each year to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Where the statutory reserve fund is insufficient to cover any loss the Chinese subsidiary incurred in the previous financial year, its current financial year’s accumulated after-tax profits shall first be used to cover the loss before any statutory reserve fund is drawn therefrom. Such statutory reserve funds and the accumulated after-tax profits that are used for covering the loss cannot be distributed to us as dividends. At their discretion, our Chinese subsidiaries may allocate a portion of their after-tax profits based on Chinese accounting standards to a discretionary reserve fund.
RMB is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our Chinese subsidiaries to use their potential future RMB revenues to pay dividends to us. The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of mainland China. Shortages in availability of foreign currency may then restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to our offshore entities for those offshore entities to pay dividends or make other payments or otherwise to satisfy our foreign-currency-denominated obligations. RMB is currently convertible under the “current account,” which includes dividends, trade, and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and foreign debt (which may be denominated in foreign currency or RMB), including loans we may secure for our Chinese subsidiaries. Currently, our Chinese subsidiaries may purchase foreign currency for settlement of current account transactions, including payment of dividends to us, without the approval of the SAFE by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The Chinese government may continue to strengthen its capital controls, and additional restrictions and substantial vetting processes may be instituted by the SAFE for cross-border transactions falling under both the current account and the capital account. Any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of mainland China or pay dividends in foreign currencies to holders of our securities. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, the SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries.
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
Our shareholders that are residents of mainland China are required to register with local branches of the SAFE or competent banks designated by the SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, being considered a “special purpose company.” If such shareholders do not complete their registration with the local SAFE branches or otherwise fail to comply with the SAFE registration requirements, the Chinese subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer, or liquidation to the offshore company, and the offshore company may be restricted in its ability to contribute additional capital to its Chinese subsidiaries. Moreover, failure to comply with SAFE registration requirements could result in liability under Chinese law for circumventing applicable foreign exchange restrictions. As a result, our business operations and ability to distribute profits could be materially and adversely affected.
Chinese regulations establish complex procedures for certain acquisitions of mainland China based companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in mainland China.
Chinese regulations establish certain additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, companies must notify the MOFCOM in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national security, (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or Chinese time-honored brand, or (iv) such transaction involves the concentration of business undertakings by way of mergers, acquisitions, or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player. In the future, we may grow our business by acquiring complementary businesses. Complying with the necessary notification and review requirements to complete such transactions may be time consuming, and our ability to obtain any necessary approvals, such as from the MOFCOM or its local counterparts, may delay or prevent our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises national security concerns. If our business is deemed to be in an industry subject to national security review, our future acquisitions in mainland China may be closely scrutinized or prohibited, and our ability to expand our business through future acquisitions would be materially and adversely affected.
Completing the necessary inspection and approval processes for our Chinese manufacturing facilities, such as by the FDA, NMPA, and EMA, may be time consuming and costly.
As part of obtaining required regulatory approvals for our product candidates, such as by the NMPA in mainland China, FDA in the United States, and EMA in the EU, we will need to undergo strict pre-approval inspections of our manufacturing facilities or the manufacturing facilities of our CMOs, including those located in mainland China and elsewhere. Historically, some manufacturing facilities in mainland China have had difficulty meeting required standards. When inspecting Chinese manufacturing facilities, our regulator(s) might cite GMP deficiencies, both minor and significant. Our efforts to remediate deficiencies to the satisfaction of our regulator(s) can be laborious, time-consuming, and costly and may be unsuccessful. If we cannot satisfy our regulator(s) as to our compliance with GMP, marketing approval for our product candidates could be significantly delayed or prevented, which in turn would delay or prevent commercialization of our product candidates.
Our business benefits from certain financial incentives and discretionary policies granted by local governments. Expiration of, or changes to, these incentives or policies would have an adverse effect on our business, financial condition, and results of operations.
Local governments within mainland China have granted certain financial incentives to our Chinese subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount, and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty. We received government grants and subsidies of $8.2 million and $2.4 million in 2024 and 2023, respectively. Local governments may decide to reduce or eliminate incentives that we are receiving at any time. In addition, some government financial incentives are granted on a project basis and are subject to the satisfaction of certain conditions, including compliance with applicable financial incentive agreements and completion of the specified projects. If we fail to satisfy the necessary conditions, we may be deprived of the relevant incentives. Any reduction or elimination of government incentives may have an adverse effect on our business, financial condition, and results of operations.
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
In addition, if Zai Lab Limited is classified as a Chinese resident enterprise for Chinese tax purposes, we may be required to withhold tax at a rate of 10% from dividends we pay to our shareholders, including the holders of our ADSs that are non-resident enterprises. In addition, non-resident enterprise shareholders (including our ADS holders) may be subject to a 10% Chinese withholding tax on gains realized on the sale or other disposition of ADSs or ordinary shares, if such income is treated as sourced from within mainland China. Furthermore, gains derived by our non-Chinese individual shareholders from the sale of our securities may be subject to a 20% Chinese withholding tax. It is unclear whether our non-China-based individual shareholders (including our ADS holders) would be subject to any Chinese tax (including withholding tax) on dividends received by such non-Chinese individual shareholders in the event we are determined to be a Chinese resident enterprise. If any Chinese tax were to apply to such dividends, it would generally apply at a rate of 20%. Chinese tax liability may vary under applicable tax treaties. However, it is unclear whether our non-Chinese shareholders would be able to claim the benefits of any tax treaties between their country of tax residence and mainland China in the event that Zai Lab Limited is treated as a Chinese resident enterprise.
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
Changes in United States and international trade policies and relations, particularly with regard to China, may adversely impact our business, financial condition, and results of operations.
The U.S. government has recently made statements and taken certain actions that have led to changes to United States and international trade policies and relations, including imposing several rounds of tariffs affecting certain products manufactured in China and imposing certain sanctions and restrictions in relation to China. The Chinese government has, from time to time, responded by imposing its own tariffs, sanctions, and restrictions in response. It is unknown whether and to what extent new tariffs or other new executive orders, laws, or regulations will be adopted, or the effect that any such actions would have on us or our industry. We conduct pre-clinical and clinical activities and have business operations both in the United States and mainland China, and any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products, the competitive position of our products, the hiring of scientists and other research and development personnel, and import or export of raw materials in relation to drug development or may prevent us from selling our products in certain countries. If any new tariffs, legislation, executive orders, and/or regulations are implemented, existing trade agreements are renegotiated. or the U.S. or Chinese government takes retaliatory actions due to recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition, and results of operations.
It may be difficult to enforce against us or our management in mainland China any judgments obtained from foreign courts.
Zai Lab Limited is a company organized under the laws of the Cayman Islands, and a substantial portion of our assets and operations are located in mainland China. In addition, some of our directors and officers are nationals and residents of countries or regions other than the United States or Hong Kong, and a substantial portion of their assets is located outside of the United States and Hong Kong. As a result, it may be difficult to effect service of process within the United States or Hong Kong upon these persons, or to bring an action against us or these individuals in the United States or Hong Kong in the event of a disagreement, under federal securities laws, or otherwise. Even if a third party successfully obtains a foreign judgment against us or these individuals, the laws of the Cayman Islands and mainland China may render them unable to enforce a judgment against our assets or the assets of our directors and officers. There is uncertainty as to whether the courts of the Cayman Islands or mainland China would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of securities laws of the United States or any state.
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
Risks Related to Our Financial Position
We have incurred significant losses since our inception and anticipate that we will continue to incur losses for at least the next few quarters. If we are unable to generate sufficient revenue from our commercial products, on the anticipated timeline or at all, at a level that more than offsets our expenses, we will be unable to achieve or maintain profitability.
We currently have seven commercial programs with products that are approved and marketed for certain indications in mainland China, and we are pursuing regulatory approval of new products and additional indications for our existing products in our global and regional pipelines. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. To date, we have financed our activities primarily through revenues from the sales of our commercial products and offerings on Nasdaq and the Hong Kong Stock Exchange, including a registered offering of our ADSs in November 2024, as well as private placements. Although our annual product revenues have been increasing for the last few years and we continue to focus on efficiency and productivity, we continue to incur significant development, commercialization, and other expenses related to our ongoing operations. As a result, we have incurred net losses since our inception, including $257.1 million for 2024. If we are unable to generate sufficient revenue from sales of our approved commercial products, on our anticipated timeline or at all, at a level that more than offsets our expenses, we will be unable to achieve or maintain profitability.
There are several factors that could impact our ability to achieve and maintain profitability, including the success and costs of our commercial products; our ability to obtain approvals for and commercialize new products or additional indications for existing products and costs of our clinical trials; our ability to build and strengthen our pipeline through internal discovery and business development activities and costs related to any related license and collaboration arrangements; the costs and efficiency of our commercial and R&D teams and other personnel; and our ability to overcome unforeseen challenges or absorb unforeseen expenses that may adversely affect our business. Our failure to become and remain profitable would decrease the value of the Company or our securities and could impair our ability to raise capital, maintain our research and development and commercialization efforts, or expand or maintain our business.
We may seek additional funding, such as for our product development programs and commercialization efforts, which may not be available on acceptable terms or at all. If we are unable to raise capital on acceptable terms when needed, we could be forced to delay, reduce, or terminate certain programs or activities.
Since inception, we have incurred significant costs for our commercialization efforts with respect to our approved products, our research and development efforts related to our product candidates and related clinical or pre-clinical trials, our business development activities and related upfront or milestone fees or royalty payments in our license and collaboration arrangements, and other costs to develop the infrastructure and otherwise support our operations. To date, we have financed our activities primarily through revenues from the sales of our commercial products and offerings on Nasdaq and the Hong Kong Stock Exchange, including a registered offering of our ADSs in November 2024, as well as private placements. Additionally, as discussed below, we and our subsidiaries have also entered into certain debt arrangements with financial institutions in mainland China to support our working capital needs in mainland China. We may require or seek to obtain additional funding in connection with our operations through public or private equity offerings, debt financing, collaborations or licensing arrangements, or other sources. If we are unable to raise capital when needed or on acceptable terms, we could incur losses or be forced to delay, reduce, or terminate certain programs or activities.
Although we believe our cash and cash equivalents and short-term investments as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months, we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
•our ability to establish and maintain strategic partnerships, including collaboration, licensing, or other arrangements and the economic and other terms, timing, and success of such arrangements, such as with respect to any upfront fees, development and regulatory milestones that may be payable prior to commercialization or before we have generated revenue from the related product, and sales-based milestones or royalty payments that may be payable after commercial launch;
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
We may enter into debt arrangements with certain financial institutions to support our business and working capital needs. To date, we have entered into certain debt arrangements with Chinese financial institutions that allow certain of our wholly-owned subsidiaries to borrow up to approximately $240.2 million (or RMB1,721.7 million) to support our working capital needs in mainland China, and Zai Lab Limited has agreed to guarantee approximately $217.7 million (or RMB1,561.7 million) of this debt. Such debt requires us or our subsidiaries to dedicate a portion of our or their cash flow to service interest and principal payments and, if interest rates rise, this amount may increase. As a result, our existing debt may limit our ability to use our cash flow to fund capital expenditures, to engage in transactions, or to meet other capital needs. Additionally, our subsidiaries’ debt service obligations may limit their ability to make future distributions to us. Our debt could also limit our flexibility to plan for and react to changes in our business or industry and may increase our vulnerability to general adverse economic and industry conditions, including a downturn in our business or the economy. This debt is denominated in RMB, and some bears interest at variable rates. As a result, increases in market interest rates and changes in foreign exchange rates could require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations. We may also have difficulty refinancing our existing debt or incurring new debt on terms that we would consider commercially reasonable or at all. To the extent that we incur additional indebtedness, the foregoing risks could increase.
We may enter into certain capital raising, business collaboration, or other arrangements that may cause dilution to our shareholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
We may seek business opportunities or additional funding in the future through equity offerings, debt financings, collaborations, licensing arrangements, strategic alliances, and marketing or distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, such as our registered offering of our ADSs in November 2024, our shareholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect rights of our security holders. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. In addition, issuance of additional equity securities, or the possibility of such issuance, may cause the market price of our securities to decline. Additionally, to finance any acquisitions, licensing arrangements, or strategic alliances, we may choose to issue our securities as consideration, which could dilute the ownership of our shareholders. In the event that we enter into collaboration or licensing arrangements to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party our rights to technologies or product candidates.
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
The global economy, including the U.S. economy, has experienced rising inflation in recent years. We source our products, product candidates, and key materials from third parties located in the United States, including our licensors, other suppliers, and CROs. For example, we rely on argenx for VYVGART and VYVGART Hytrulo, NovoCure for OPTUNE, Deciphera for QINLOCK, Innoviva for XACDURO, and BMS for AUGTYRO. Although we have not been materially affected by inflation in the past, sustained or increased inflation may result in increased product costs or other expenses. As a result, our results of operations may be adversely affected.
Risks Related to Our Business and Industry
Our ability to generate revenues is highly dependent on the success of our commercial products and our ability to obtain regulatory approvals for our product candidates.
Our ability to generate product revenues depends on the success of our commercial products, including our current commercial products as well as new products or additional indications for our current commercial products that we may launch in the future. Our ability to successfully generate revenue from our commercial products will depend on, among other things, our ability to:
•maintain sufficient manufacturing or supply arrangements with third-party licensors or manufacturers;
•produce through a validated process or procure internally or from third-party manufacturers sufficient quantities and inventory of our commercial products;
•build and maintain sufficient internal sales, distribution, and marketing capabilities;
•increase awareness and education for our commercial products to promote acceptance from physicians, healthcare payors, patients, and the medical community;
•improve access to, and affordability of, our commercial products, such as through NRDL listings or supplemental insurance coverage in the private-pay market;
•maintain compliance with ongoing regulatory labeling, packaging, storage, advertising, promotion, recordkeeping, safety, and other post-marketing requirements;

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
We are not permitted to market any of our products or product candidates in mainland China, the United States, the EU, or any other jurisdictions until we have received required regulatory approvals. The process to develop, obtain regulatory approval, and commercialize product candidates is long, complex, and costly and varies among countries. The successful completion of clinical trials or regulatory approval in one country does not mean that clinical trials will be successful, or regulatory approval will be obtained, in any other country. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:
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
In order to market products in any given jurisdiction, we must obtain regulatory approval and comply with numerous and varying regulatory requirements regarding safety, efficacy, and quality. We have obtained approval for our current commercial products for certain indications in certain jurisdictions in Greater China. We may not obtain regulatory approval for our product candidates, including new products or additional indications for our current commercial products, on the anticipated timeline or at all, which could delay or limit our ability to realize the full potential of our pipeline.
We have limited experience manufacturing our products and product candidates on a large clinical or commercial scale. We rely on third parties for our supply chain, and if we experience problems with any of these third parties, the manufacture of our products or product candidates could be delayed, which could harm our business and results of operations.
We currently manufacture, or have rights to manufacture, our internally developed products and certain of our licensed commercial products and product candidates under the terms of our licensing arrangements. We rely on our two manufacturing facilities in Suzhou to support the clinical development and commercial production of such products and product candidates, including ZEJULA. If our manufacturing facilities are unable to meet our intended production capacity in a timely fashion, we may have to engage a CMO(s) for the production of clinical supplies of our products or product candidates. We may not be able to identify qualified CMOs or alternative suppliers that are able to meet our product production needs on commercially reasonable terms, in a timely manner, or at all. If we are not able to maintain sufficient quantity of our manufactured products and product candidates, our business and results of operations could be adversely affected.
If our manufacturing facilities are damaged or destroyed, or production at such facilities is otherwise interrupted, or if any new manufacturing facilities are not approved by regulators, our business and prospects would be negatively affected.
We have two manufacturing facilities in Suzhou that have received required approvals from our regulators, and we rely on these facilities for the manufacture of clinical and commercial supply for certain of our products and product candidates. If our facilities were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead-time to replace our manufacturing capabilities. In such event, we would be forced to identify and rely partially or entirely on third-party CMOs for an indefinite period. Any new facility needed to replace an existing production facility would need to comply with necessary regulatory requirements and be tailored to our production requirements and processes. We also would need regulatory approvals before using any products or drugs manufactured at a new facility in clinical trials or selling any products or drugs that have been approved. Any disruptions or delays at our facilities or their failure to comply with regulatory requirements would impair our ability to develop and commercialize certain of our products or product candidates, which may adversely affect our business and results of operations.
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
We may decide to focus our licensing, research and development, and commercialization programs to specific products and product candidates or to specific indications for those products and product candidates based on our expectations with respect to the potential benefits of the therapies, patient needs and the potential markets, synergies with our existing business, competitive landscape, or otherwise. We may incorrectly assess the benefits, costs, and risks for any potential product or product candidate. As a result, we may forego or delay pursuit of opportunities for other products or product candidates or for other indications that later prove to have greater commercial potential, and our resource allocation decisions may cause us to fail to capitalize on promising commercial drugs or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements when it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Such developments would have an adverse effect on our business, financial conditions, results of operations, and prospects.
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
In recent years, there have been a number of legislative and regulatory changes in our industry that could prevent or delay regulatory approval of our products and product candidates, restrict or regulate post-approval activities, and affect the commercial prospects of our products and product candidates, including in our primary market of mainland China. We expect evolution in the Chinese healthcare industry to continue. Any changes or amendments, or proposed further changes or amendments, with respect to applicable laws, rules, and regulation and supervision of the pharmaceutical industry in mainland China, including recent anti-corruption enforcement efforts, may result in uncertainties with respect to the interpretation and implementation of applicable laws and regulations and may adversely affect the development or commercialization of our products and product candidates in mainland China. Efforts to comply with these extensive regulatory requirements may involve substantial costs. If our operations were found to be in violation of applicable legal and regulatory requirements, we could be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, imprisonment, and exclusion from participation in government healthcare programs or contracting with government authorities and the curtailment or restructuring of our operations, which could significantly harm our business.
In addition, the commercial success of our approved products depends, in part, on adequate insurance coverage and reimbursement by third party payors, including government health benefit programs and authorities. We expect that healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the reimbursement available for any approved product which could adversely affect pricing for such product. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may adversely affect our ability to generate revenue or attain profitability for our commercial products or to successfully launch our product candidates.
If safety, efficacy, manufacturing, or supply issues arise with any therapy or treatment that we use in combination with our products and product candidates, such as chemotherapy drugs, we may be unable to market such products or product candidate or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.
Certain of our products are approved for treatment, and certain of our product candidates are being evaluated as a potential treatment, in combination with other products, such as chemotherapy drugs. For example, we have commercially launched OPTUNE GIO in combination with TMZ for the treatment of patients with newly diagnosed GBM, and we are evaluating OPTUNE as a combination therapy in gastric cancer and bemarituzumab as a combination therapy for gastric and GEJ cancers.
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
Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than our products or if they are more successful in their marketing and distribution efforts. Our commercial opportunities also may be adversely affected if the availability of competitor products limits or reduces the prices we are able to charge for our products. Our competitors also may obtain regulatory approvals in our target markets before we do, which could allow them to establish a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our products or product candidates uneconomical or obsolete. We may also be adversely affected as a result of the expiration or successful challenge of our patent rights with respect to the validity and/or scope of patents relating to our competitors’ products. Any such development could adversely affect our business, financial condition, results of operations, and prospects.
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
Our products and product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval.
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
Furthermore, undesirable side effects could cause us to interrupt, delay, or halt clinical trials or could cause regulatory authorities to interrupt, delay, or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the NMPA, FDA, or other applicable regulatory authorities. For example, side effects, such as fatigue, nausea, and low blood cell levels, are common in the case of oncology products or product candidates. If trial results for our products or product candidates reveal a high and unacceptable severity and prevalence of these or other side effects, trials of our products or product candidates could be suspended or terminated, and the NMPA, FDA, or other applicable regulatory authorities could order us to cease further development or deny approval of our products or product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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
If we are unable to obtain NMPA approval for our products and product candidates to be eligible for an expedited registration pathway, the time and cost we incur to obtain regulatory approvals may increase. Even if we receive a Category 1 drug designation, it may not lead to a faster development, review, or approval process.
The NMPA can designate innovative drugs as Category 1 drugs. To qualify for a Category 1 designation, a drug needs to have a new and clearly defined structure, pharmacological property, and apparent clinical value and to have not been marketed anywhere in the world. Our CTAs for ZEJULA and NUZYRA were approved as Category 1 drugs by the NMPA. A Category 1 designation by the NMPA may not be granted for any of our other product candidates that will not be first approved in mainland China or, if granted, such designation may not lead to a faster development or regulatory review or approval process. Moreover, a Category 1 designation does not increase the likelihood that our product or product candidates will receive regulatory approval.
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
After obtaining regulatory approval, our commercial products are subject to, among other things, ongoing regulatory requirements governing the labeling, packaging, promotion, recordkeeping, data management, and submission of safety, efficacy, and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMPs and GCPs. Such post-approval development and regulatory requirements may limit how our commercial products are manufactured and marketed, and could materially impair our ability to generate revenue. As such, we and our partners and any of our and their respective contract manufacturers will be subject to ongoing review and periodic inspections to assess compliance with applicable post-approval regulations. To the extent we want to make changes to the approved products, product labeling, or manufacturing processes, we will need to submit new applications or supplements to the applicable regulatory authority and obtain their approval.
Additionally, any regulatory approvals that we receive for our products or product candidates may be subject to limitations on the approved indications for which the products may be marketed or to the conditions of approval or may contain requirements for potentially costly post-marketing studies, including Phase IV studies for the surveillance and monitoring of the safety and efficacy of the products. For example, we are collecting additional safety and efficacy data for post-market safety and efficacy analysis for OPTUNE and monitoring adverse effects related to skin irritation, and we continue to collect safety events for all approved products.
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
We are highly dependent on the expertise of our global leaders, including Samantha (Ying) Du, our Founder, Chief Executive Officer, and Chairperson of the Board of Directors, our executive management team, and members of our research and development and commercial teams. Although we have entered into employment agreements with our executive officers, they may terminate their employment with us at any time following a reasonable notice of not less than thirty days. We do not maintain “key person” insurance for any of our executives or employees.
Recruiting and retaining qualified management, scientific, clinical, manufacturing, and sales and marketing personnel is critical to our success. In addition, our management will be required to devote significant time to compliance initiatives from our dual primary listing on Nasdaq and the Hong Kong Stock Exchange. The loss of the services of certain of our executive officers or other key employees could impede the achievement of our research, development, and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing certain of our executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions, and failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.
As the Company develops globally, we may increase the size and capabilities of our organization, and we may experience difficulties in managing such growth.
As the Company develops globally, we may experience growth in the number of our employees and consultants and the scope of our operations, particularly in the areas of product development, product commercialization, regulatory affairs, and business development. To manage future growth, we may continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert the attention of our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations and could have a materially adverse effect on our business.
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
•failure of our employees and contracted third parties to comply with anti-bribery laws in mainland China, Office of Foreign Asset Control rules and regulations and the FCPA and other anti-bribery and corruption laws; and
•business interruptions resulting from geopolitical actions, including trade disputes, public health crises, international war or conflict, natural disasters, extreme weather events, and other significant or catastrophic events outside of our control.
These and other risks may materially adversely affect our business, results of operations, and financial condition.
We may engage in future partnerships, in-licensing arrangements, joint ventures, or other types of business acquisitions that could disrupt our business, cause dilution to holders of our securities, and harm our financial condition and operating results.
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
•issue securities that would dilute the percentage of ownership of the holders of our securities;
•incur debt and assume liabilities; and
•incur amortization expenses related to intangible assets or incur large and immediate write-offs.
For example, in January 2021, we entered into a strategic collaboration with argenx pursuant to which we obtained an exclusive license for the development and commercialization of efgartigimod in Greater China in exchange for a combination of cash and ordinary shares.
We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our research, development, and commercialization efforts with respect to our products and product candidates. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business. Additionally, establishment of a joint venture involves significant risks and uncertainties, including (i) our ability to cooperate with our strategic partner, (ii) our strategic partner having economic, business, or legal interests or goals that are inconsistent with ours, and (iii) the potential that our strategic partner may be unable to meet its economic or other obligations, which may require us to fulfill those obligations alone.
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
•diversion of management’s attention;
•harm to our operating results or financial condition;
•entrance into markets in which we have limited or no prior experience; and
•potential loss of key employees, including those of the acquired entity.
We may not be able to realize the benefit of current or future collaborations, strategic partnerships, or licensed products and product candidates if we are unable to successfully integrate such products with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. Following a strategic transaction or license, we may not be able to achieve sufficient revenue or net income to justify such transaction. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop or commercialize our products and product candidates, which would harm our business, financial condition, results of operations, and prospects.
We may need to significantly reduce our prices for our approved products in mainland China and face uncertainty of reimbursement, which could diminish our sales or adversely affect our profitability.
The regulations that govern pricing and reimbursement for pharmaceutical drugs and devices vary widely from country to country. In mainland China, the NHSA is responsible for administering mainland China’s social security system, including price negotiations with drug companies seeking to include their products in the NRDL. Such price negotiations have resulted in average price reductions ranging from around 53% to 63% over the past few years. The NHSA, together with other government authorities, review the inclusion or removal of drugs from the NRDL, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. These determinations are made based on a number of factors, including price and efficacy. In connection with obtaining NRDL listing for ZEJULA, VYVGART, NUZYRA, QINLOCK, and AUGTYRO for certain indications, we lowered the selling price of each product in preparation. Although NRDL listing may increase patient access to, and demand for, our commercial products, the lower reimbursement rate could negatively affect our revenues or product margins and may not be sufficient to cover our costs, including licensing fees and research, development, manufacturing, marketing, and distribution expenses. We may also continue to experience additional pricing pressure for our products, including as a result of the centralized tender process or otherwise, which may further adversely affect our revenues or results of operations.
Prior to any potential NRDL listing, revenues for our commercial products will depend on sales that are self-paid by patients or otherwise covered by insurance in the private-pay market. Higher patient prices or lower patient access may reduce demand for, and sales of, our commercial products.
Companies in mainland China that manufacture or sell drugs and medical devices are required to comply with extensive regulations and hold a number of permits and licenses to carry on their business. Our ability to obtain and maintain these regulatory approvals is uncertain, and future government regulation may place additional burdens on our efforts to commercialize our products and product candidates.

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
Laws governing medical devices continue to evolve in China, including with the publication of the draft Medical Devices Administration Law in 2024. New or revised regulations may be more onerous or costly for us to comply with and may expose us to additional regulatory oversight.
If we are unable to obtain or renew such permits or any other permits or licenses required for our operations, we will not be able to engage in the commercialization, manufacture, and distribution of our products and product candidates and our business may be adversely affected.
If we fail to maintain our licenses or other intellectual property-related agreements for our products or product candidates or if we otherwise experience disruptions or disputes relating to our business relationships, we could lose the ability to continue the development and commercialization of our products and product candidates, and such disputes could cause us to use substantial resources.
Our business relies, in large part, on our ability to develop and commercialize products and product candidates from third parties in accordance with our license and collaboration agreements and other intellectual property-related agreements. If we fail to maintain such licenses or other intellectual-property-related agreements that are relevant to our products and product candidates, we may be unable to develop and commercialize the affected products or product candidates, and our business, financial condition, results of operations, and prospects could be materially harmed. If we fail to comply with our obligations under such agreements or if our licensors or collaboration partners fail to comply with obligations under such agreements or other agreements from which our rights are based, we may be unable to successfully develop and commercialize the affected products or product candidates, and our business, financial condition, results of operations, and prospects could be materially harmed.
Failure to meet obligations under any of the aforementioned agreements may result in termination of same by the other contracting party. Even though we may exercise all rights and remedies available to us and otherwise seek to preserve our rights, we may not be able to do so in a timely manner, at an acceptable cost, or at all. Any uncured, material breach under such agreements could result in loss of our rights and may lead to a complete termination of our rights to applicable products or product candidates. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations, and prospects. In addition, we have had, and may in the future have, disputes regarding our rights under license, collaboration, or other intellectual property related agreement, including but not limited to:
•the scope of rights granted under such agreement;
•the use of intellectual property rights under such agreement;
•the satisfaction of diligence obligations under such agreement;
•the ownership of inventions or know-how resulting from such agreement; and
•the payments due under such agreement.

Such dispute may disrupt our business relationships or otherwise hinder our ability to successfully develop and commercialize the affected products or product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects. Such disputes may also require or result in substantial costs and diversion of resources, including the consumption of significant management and other personnel time, to defend or assert our contractual rights or interpretation or to settle, arbitrate, or litigate such disputes. Any such settlements of contractual disputes, and the negotiations in connection therewith, could have a material adverse effect on our business, reputation, financial condition, results of operations, and prospects.
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
We, our employees, and our contracted third parties are subject to laws and government regulations relating to privacy and data protection that have required us to modify certain of our policies and procedures with respect to the collection and processing of personal data, and future laws and regulations may cause us to incur additional expenses or otherwise limit our ability to collect and process personal data.
We, our employees, and our contracted third parties are subject to data privacy and security laws in the various jurisdictions in which we operate, obtain, or store personally identifiable information, including in mainland China, the United States, and the EU. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.
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
While we maintain and enforce policies and practices designed so that we and our employees comply with such data privacy and security laws in the various jurisdictions in which we operate, we have identified, and may in the future identify, instances of non-compliance with such policies and practices by our employees. Such non-compliance may result in a material adverse effect on our business, reputation, or operations, and our policies and practices may not prevent such an incident from having a material adverse impact in the future. In addition, our employees and contracted third parties may become subject to regulatory actions involving privacy issues related to data collection and use practices and other data privacy laws and regulations. Such regulatory actions may result in criminal or civil penalties, convictions, or sanctions, which may materially adversely affect our business and reputation. Such investigations of our employees and contracted third parties could also lead to allegations against, or investigations into, the Company and our practices with respect to such data and privacy laws and regulations.
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
We rely on third-party manufacturers to manufacture some of our products and product candidates. For example, with respect to our commercial products, we rely on argenx for VYVGART and VYVGART Hytrulo, NovoCure for OPTUNE, Deciphera for QINLOCK, Innoviva for XACDURO, and BMS for AUGTYRO. We also rely on CMOs for the local production in mainland China of certain drug substances and products, including NUZYRA.
Such reliance on third-party manufacturers entails risks to which we would not be subject to if we manufactured products or product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing or supply agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our products or product candidates in accordance with our specifications), and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the NMPA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP standards. Any failure by our third-party manufacturers to comply with cGMP standards or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of our product candidates. In addition, such failure could be the basis for the NMPA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.
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
Our internal capacity to perform pre-clinical and clinical trials is limited. As a result, we have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for some of our ongoing pre-clinical and clinical programs. We rely on these third parties for execution of our pre-clinical and clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocols and legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our pre-clinical studies in accordance with Good Laboratory Practices, and the Regulations for the Administration of Affairs Concerning Experimental Animals. We and our CROs are required to comply with Good Clinical Practice and relevant guidelines enforced by the NMPA, and other applicable regulatory authorities for all of our products or product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable, and the NMPA and other applicable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with products or drugs produced under cGMP requirements. Failure to comply with these regulations may require us to repeat pre-clinical and clinical trials, which would delay the regulatory approval process.
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
If we lose our relationships with CROs, our product development efforts could be delayed.
We rely on third-party vendors, including CROs, for some of our pre-clinical studies and clinical trials related to our product development efforts. Switching or adding additional CROs involves additional cost and requires management time and focus. Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if they can reasonably demonstrate that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors, or if we are liquidated. If any of our relationships with our third-party CROs are terminated, we may not be able to enter into arrangements with alternative CROs in a timely manner, on commercially reasonable terms, or at all. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. Any such developments could cause our product development efforts to be delayed, which could adversely affect our business and operations.
We depend on other parties to manage certain intellectual property rights that are material to our business. Any failure to effectively protect these rights could adversely affect our business and operations.
We depend on other parties to manage certain of our intellectual property rights that are material to our business. In accordance with certain of our licensing agreements, we rely on other parties to manage responsibility for protection of certain intellectual property rights that we hold rights to for our products and product candidates. If such parties fail to procure or maintain intellectual property rights, the rights we hold may be reduced or eliminated, which could materially harm our business, financial conditions, results of operations, and prospects.

Pursuant to the terms of certain of our licensing agreements, we may rely on others to procure, maintain, enforce, or defend certain patent rights we hold that are material to our business. Additionally, even if we are contractually permitted to pursue the enforcement or defense of a patent we hold rights to under an agreement, we require the cooperation of any applicable patent owners to enforce such patent, and such cooperation may not be provided to us. Furthermore, even if we are able to participate in any such legal actions, an adverse outcome could materially harm our business, financial conditions, results of operations, and prospects.
We rely on third-party distributors to sell our commercial products, and a limited number of customers have generated a substantial portion of our revenue. If we fail to maintain an effective distribution channel for our products, our business and sales of the relevant products could be adversely affected.
We rely on third-party distributors to sell our commercial products, which is consistent with the general practices of the pharmaceutical industry. A substantial amount of our revenue is derived from sales to a limited number of customers, which are distributors. For 2024 and 2023, our five largest customers accounted for approximately 32.4% and 35.0% of our product revenue, respectively. Product revenue generated from our largest customer for the same periods accounted for approximately 16.9% and 19.9% of our product revenue, respectively. We have relatively limited control over our distributors, and they may fail to distribute our products in a timely manner or in the manner we contemplate. Further, while we believe alternative distributors are readily available, if any of our major customers significantly reduces its purchase volume or ceases to purchase from us, and we are not able to identify new customers in a timely manner, our business, financial condition, and results of operation may be materially and adversely affected. In addition, our major customers may seek to negotiate more favorable terms for them in the future. Under such circumstances, we may have to agree to less favorable terms in order to maintain the ongoing cooperative relationships with our major customers. If we are unable to reduce our production costs accordingly, our profitability, results of operations, and financial condition may be materially and adversely affected.
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
Our business, results of operations, and financial condition may be adversely affected by deterioration in the credit quality of, or defaults by, our customers, and our deposits and investments may be negatively affected by fluctuations in interest rates.
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
The carrying amounts of cash and cash equivalents, restricted cash, and short-term investments represent the maximum amount of loss due to credit risk. As of December 31, 2024 and 2023, we had cash and cash equivalents of $449.7 million and $790.2 million, restricted cash of $101.1 million and $1.1 million, and short-term investments of $330.0 million and $16.3 million, respectively, most of which are deposited in financial institutions outside of mainland China. Although our cash and cash equivalents in mainland China, Hong Kong, Australia, Taiwan, and the United States are deposited with various major reputable financial institutions, deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We are also exposed to risks related to changes in interest rates on our cash and cash equivalents, restricted cash, and short-term investments, as a decrease in interest rate may impact our investment income and related cash flows.
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
We do not own or hold an exclusive license to patent rights in all of the territories in which we plan to commercialize certain of our products and product candidates. Further, we cannot predict whether patent applications that we hold rights to or any of our other owned or in-licensed pending patent applications will result in the issuance of patents that effectively protect our products, product candidates, and technologies, or whether our issued patents will effectively exclude competitors. It is also possible that we do not identify and/or secure patent rights to certain patentable aspects of our products, product candidates, or technologies. If we do not secure patent rights with respect to our products, product candidates, and technologies, our business, financial condition, results of operations, and prospects could be materially harmed.
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
The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future have issued or do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. In addition, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or in-licensed patent rights. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit the scope and/or duration of patent protection for our product(s) or product candidate(s). Consequently, we may not be able to exclude others from using certain technology without compensating us or possibly may be unable to exclude a competitor from commercializing a competitive product which may materially adversely impact our sales and may also cause us to reduce, more than we otherwise might, the price at which we sell our products. For example, granted claims in two Chinese patents that pertain to certain aspects related to OPTUNE have been the subject of a successful invalidation proceeding, which is currently being appealed. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Consequently, we do not know whether any of our technology, products or product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our owned or in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner.
Furthermore, the term of a patent is finite and generally expires 20 years from its earliest non-provisional filing date provided that associated fees are timely paid. Given the amount of time required for the development, testing, and regulatory review of products and new product candidates, patents protecting such products and product candidates might expire before or shortly after such products or product candidates are commercialized. For example, certain of our in-licensed patents related to OPTUNE will be expiring over the next two years. As a result, the patent rights we hold may be insufficient to protect our products and product candidates from competitors’ products, including those that are generic.
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
An adverse result in any litigation or other intellectual property proceeding could put one or more of our patents at risk of being invalidated, rendered unenforceable, or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability of our patents covering one or more of our products or product candidates, we may lack sufficient patent coverage of our products or product candidates to prevent others from marketing competing products. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, granted claims in two Chinese patents that pertain to certain aspects related to OPTUNE have been the subject of a successful invalidation proceeding, which is currently being appealed.
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
Changes in either the patent laws or interpretation of the patent laws could diminish the value of patents, thereby impairing our ability to protect our products, product candidates, and technologies. Changes in patent laws and regulations in various jurisdictions, changes in the governmental bodies that enforce them, or changes in how the relevant governmental authority enforces them may weaken our ability to obtain new patents or patent rights through our licensors or to enforce any patents in the future. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by any legislative body. Such changes could materially affect our patent rights and could have a material adverse effect on our business, results of operations, and prospects.
If we are unable to maintain the confidentiality of our trade secrets, our business and competitive position may be harmed.
We rely upon proprietary information, including trade secrets and know-how to maintain our competitive position. However, such information can be difficult to protect. We seek to protect our proprietary confidential information, in part, by entering into confidentiality agreements with parties that have access to such information, including our partners, collaborators, scientific advisors, employees, consultants, and other third parties. We may not be able to enter into such agreements with each party that may have or have had access to our trade secrets or other proprietary information. Further, we may not be able to prevent the unauthorized disclosure or use of our trade secrets or other proprietary information (such as know-how) by the parties to these agreements, despite their existence and any other contractual restrictions. If any of these parties breaches or violates the terms of such agreement or otherwise discloses our proprietary confidential information, we may not have adequate remedies for such breach or violation and could lose any competitive advantage such confidential information afforded us. Enforcing a claim that a third party illegally disclosed or misappropriated our trade secrets is difficult, expensive, and time-consuming, with the outcome being unpredictable.
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

We could in the future be subject to claims that we or our employees, consultants, or advisors have inadvertently or otherwise improperly used or disclosed alleged trade secrets or other proprietary information of current or former employers of our employees, consultants, or advisors. For example, many of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to prevent our employees, consultants, and advisors from improperly using the intellectual property or other proprietary information of their current or former employers in their work for us, these efforts may not be successful.
Litigation may be necessary to defend against such claims, and even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and research personnel. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using certain technologies or features that are essential to our products and product candidates if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of another party. An inability to incorporate such technologies or features could have a material adverse effect on our business and may prevent us from successfully commercializing our affected products and product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat of such litigation may adversely affect our ability to hire employees or contract with necessary personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop or commercialize our products and product candidates, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Depending upon the timing, duration, and specifics of any regulatory marketing approval of our products or any product candidates we may develop, one or more of our owned or in-licensed patents may be eligible for limited patent term extension in a particular jurisdiction. For example, in the United States, a single patent (provided it claims the approved drug or method for using it, or a method for manufacturing the drug) may be eligible for patent term extension of up to five years, although it cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. However, patent term extension might not be granted due to failure to meet applicable requirements (for example, due to failure to meet applicable deadlines or prior to expiration of the relevant patent) or might be less than requested (for example, due to failure to exercise due diligence during the testing phase or regulatory review process).
The China Patent Law provides for patent term extension, patent term adjustment, and a patent linkage system. However, the lack of operational guidelines has hindered enforcement of the 6-year period of data exclusivity protection for eligible drugs containing a new chemical entity in China. Likewise, expansion of the 6-year period of data exclusivity has been proposed for biologics but has not yet been implemented in practice due to the absence of detailed guidelines and rules. Until new provisions of the China Patent Law providing the proposed framework for data exclusivity can be implemented, a lower-cost generic or biosimilar drug can emerge onto the market more quickly. Consequently, the absence of currently implemented laws and regulations on data exclusivity or the cancellation of the previous five-year administrative exclusivity for domestically manufactured new drugs could result in much weaker protection for us against generic competition in mainland China. If we are unable to obtain patent term extension or patent term adjustment for any eligible patent or the term of any such patent term extension or patent term adjustment is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. If we were to pursue patent linkage litigation, such litigation could take several months to conclude and require additional months thereafter for the decision to be made publicly available. We will monitor future administrative rulings / court decisions on patent linkage in mainland China. Any decision against our interests could adversely affect our business.
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
In addition, the securities markets have experienced, and may in the future experience, significant price and volume fluctuations that are not related to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. For example, in the last few years, tensions between the United States and China, the COVID-19 pandemic, and other geopolitical factors have negatively affected stock market and investor sentiment and resulted in significant volatility, including temporary trading halts. Prolonged global capital markets volatility may affect overall investor sentiment towards our securities, which would also negatively affect the trading prices for our securities.
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
Since 1983, the HKMA has pegged the HK dollar to the U.S. dollar at the rate of approximately HK$7.80 to US$1.00. However, there is no assurance that the HK dollar will continue to be pegged to the U.S. dollar or that the HK dollar conversion rate will remain at HK$7.80 to US$1.00. If the HK dollar conversion rate against the U.S. dollar changes and the value of the HK dollar depreciates against the U.S. dollar, the Company’s assets denominated in HK dollars will be adversely affected. Additionally, if the HKMA were to repeg the HK dollar to, for example, the RMB rather than the U.S. dollar, or otherwise restrict the conversion of HK dollars into other currencies, then the Company’s assets denominated in HK dollars will be adversely affected.
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
If a U.S. investor is treated as owning (directly, indirectly, or constructively) at least 10% of either the total value or total combined voting power of our ADSs or our ordinary shares, such U.S. investor may be treated as a “U.S. shareholder” with respect to each controlled foreign corporation, or CFC, in the Company (if any). Because the Company includes at least one U.S. subsidiary (Zai Lab (US) LLC), certain of our non-U.S. subsidiaries will be treated as CFCs (regardless of whether Zai Lab Limited is treated as a CFC). A U.S. shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by CFCs, regardless of whether we make any distributions. An individual that is a U.S. shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. shareholder that is a U.S. corporation. We may not assist investors in determining whether any of our non-U.S. subsidiaries are treated as a CFC or whether such investor is treated as a U.S. shareholder with respect to any of such CFCs. Further, we may not furnish to any investors information that may be necessary to comply with the reporting and tax paying obligations discussed above. Failure to comply with these reporting obligations may subject a U.S. investor to significant monetary penalties and may prevent the statute of limitations with respect to their U.S. federal income tax return for the year for which reporting was due from starting. U.S. investors should consult their tax advisors regarding the potential application of these rules to their investment in our securities.
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
In addition, we, as well as our customers, vendors, partners, and patients, may be impacted by geopolitical events, including economic or political tensions between the United States and China; international war or conflicts; and other instances of political or civil unrest, such as major hostilities or acts of terrorism. For example, as a result of economic or political conditions or tensions between the United States and China, the United States and other nations have raised the possibility of tariffs and trade or other sanctions on China, Chinese banks, and companies with operations in China as well as legislation that restricts or prohibits U.S. investment in certain companies operating in China. Such actual or threatened sanctions on us or third parties with which we do business, such as customers, suppliers, intermediaries, services providers, or banks, and other geopolitical factors could adversely affect our business and financial results, including our ability to raise capital or raise capital on favorable terms and the market price of our securities. We, as well as our customers, vendors, partners, and patients, may also be impacted by public health crises, such as the COVID-19 pandemic, as well as earthquakes, hurricanes, floods, drought, wildfires, and other extreme weather or catastrophic events.
The occurrence of one or more of the events described above could disrupt our studies, supply chain, manufacturing facilities, distribution network, and sales and marketing efforts or result in increased costs or decreased demand for our products. Such developments could have a material adverse effect on our business, including our clinical development, financial condition, results of operations, ability to raise capital or raise capital on favorable terms, and the market price of our securities.
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
Furthermore, the Chinese or U.S. government may adopt more stringent environmental regulations. If this occurs, we may incur substantial capital expenditures to install, replace, upgrade, or supplement our facilities and equipment or make operational changes to comply with such environmental protection laws and regulations. If such costs were to become prohibitively expensive, we may be forced to cease certain aspects of our business or operations. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage, use, or disposal of biological or hazardous materials.
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
Accordingly, we have established cybersecurity standards, policies, and operating procedures, including our Global IT Policy and Information Security Policy and our incident response plan, for the purpose of implementing information protection processes and technologies; carrying out cybersecurity risk detection, identification, assessment, response, and monitoring; assigning responsibility within our organization for risk detection and oversight; implementing cybersecurity training; governing internal communications regarding cybersecurity risks; and making required public and regulatory disclosures regarding cybersecurity threats and incidents. We oversee risks from cybersecurity threats associated with our use of third-party service providers by requiring our vendors to agree that they have and will maintain appropriate cybersecurity controls, such as through standard contractual provisions, and by coordinating with key vendors with respect to integration with our systems. Our cybersecurity risk management program is based on the NIST framework.
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
Although we have not experienced a cyberattack or other cybersecurity incident that has materially affected us, we have been subject to cybersecurity attacks in the past, and we cannot guarantee that we will not experience cybersecurity incidents that may have a material effect on us in the future. For more information, see Risk Factors – Potential cybersecurity threats are changing rapidly and advancing in sophistication. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cyberattacks and other unauthorized access, disclosure, and disruption.
Item 2. Properties
We lease our principal executive offices in Shanghai and Cambridge, Massachusetts as well as various administrative offices in Shanghai, Beijing, Guangzhou, Hong Kong, Taiwan, and South San Francisco, California and research and development facilities in Shanghai and a small site in San Diego, California. We also lease two manufacturing facilities, including a small molecule and a large molecule facility, in Suzhou to support production of certain of our products and product candidates. In addition, we have completed the construction of a new office and research building in Suzhou. We believe these facilities are sufficient to meet our near-term needs.
Item 3. Legal Proceedings
We are, from time to time, subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. However, we do not consider any such claims, lawsuits, or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ADSs are traded on Nasdaq under the symbol “ZLAB.” Our ordinary shares are publicly traded on the Hong Kong Stock Exchange under the stock code “9688.”
Shareholders
As of February 21, 2025, we had approximately 11 holders of record of our ordinary shares. Citibank, N.A. is the depositary for our ADSs. This disclosure does not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name.
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
The following graph compares the yearly percentage change in the cumulative total shareholder return of our ADSs with the cumulative total return of the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index for the past five years. The graph assumes an investment of $100 at market close on December 30, 2019 and reinvestment of any dividends. The cumulative total shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Zai Lab Limited	100.00	325.41	151.12	73.82	65.71	62.97
Nasdaq Composite Index	100.00	143.64	174.36	116.65	167.30	215.22
Nasdaq Biotechnology Index	100.00	125.69	124.89	111.27	115.42	113.84
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of our equity securities during the fourth quarter of 2024.
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes in this report. This section generally discusses year-over-year comparisons between 2024 and 2023. For a discussion of year-over-year changes in our financial condition and results of operations between 2023 and 2022, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 27, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences elsewhere in this report, including in Forward-Looking Statements and Risk Factors.
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. We intend to leverage our competencies and resources to positively impact human health in Greater China and worldwide. We currently have seven commercial programs – ZEJULA, VYVGART / VYVGART Hytrulo, NUZYRA, OPTUNE, QINLOCK, XACDURO, and AUGTYRO – with products that have received marketing approval and that we have commercially launched in one or more territories in Greater China. We also have multiple programs in late-stage product development and a number of ongoing pivotal trials across our portfolio. For more information on our business, products and product candidates, and operations, see Business.
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
Business Developments and Corporate Strategic Goals
In 2024, we continued to demonstrate strong financial performance, with a 50% increase in total revenue to $399.0 million and a 23% decrease in net loss to $257.1 million compared to the prior year. Our revenue increase was primarily driven by VYVGART, which has steadily increased sales since its strong commercial launch in September 2023 and initial NRDL listing in January 2024, ZEJULA, which continued to lead PARP inhibitor sales for ovarian cancer in the hospital setting, and NUZYRA, which was supported by the inclusion in the NRDL of its IV formulation for the treatment of CABP and/or ABSSSI in January 2023 and its oral formulation for these indications in January 2024. Since the fourth quarter of 2024, we are excited to have expanded our commercial portfolio with the launch in mainland China of VYVGART Hytrulo, the subcutaneous formulation of VYVGART, for gMG and CIDP, XACDURO for HABP and VABP caused by ABC, and AUGTYRO for ROS1+ NSCLC. AUGTYRO was included in the NRDL for this indication in January 2025. In 2025, we expect our revenues to continue to increase for our existing and more recently launched commercial products.

We also continued to make progress across our product pipeline. For our global assets, we had promising results from the global Phase I study of ZL-1310, a potential first-in-class and best-in-class DLL3-targeted ADC for the treatment of extensive stage SCLC, and promising pre-clinical data for ZL-1503, our internally developed IL-13/IL-31R bispecific antibody for atopic dermatitis. For our late-stage regional pipeline, we had positive data readouts during the year, including for KarXT in schizophrenia, and we completed enrollment for the second Phase III study of bemarituzumab for the treatment of gastric cancer. We have also expanded and strengthened our global and regional pipelines through synergistic business development activities, including a strategic collaboration and worldwide license agreement with MediLink to use MediLink’s TMALIN ADC platform for the development of ZL-6201, a novel potential first-in-class LRRC15 ADC consisting of an antibody discovered by Zai Lab, for the treatment of certain solid tumors and a strategic collaboration with Vertex for the license of povetacicept, a potential best-in-class treatment for IgAN and other B-cell mediated diseases, in mainland China, Hong Kong, Macau, Taiwan, and Singapore. For more information on our commercial products and product pipeline, including status and developments in 2024, see Business – Our Commercial Products and Operations and Business – Our Pipeline of Product Candidates and R&D Activities.
We also continued to strengthen our business through key new additions to our global leadership team. For example, after we promoted Dr. Rafael Amado to President, Head of Global Research and Development, expanding his role to encompass our R&D efforts across all of our therapeutic areas in June 2024, we appointed Dr. Prista Charuworn as our Vice President, Immunology, Global R&D to provide strategic leadership and support with respect to the development of our immunology, neuroscience, and infectious disease pipeline.
We further discuss in MD&A below key factors affecting our results of operations, key components and primary drivers of changes in our results of operations in 2024, and our liquidity and capital resources. In 2025, we seek to continue advancing our mission of becoming a leading global biopharmaceutical company, driving innovation in treatment options for patients in China and beyond, by focusing on the following corporate strategic goals: accelerate medicines to patients through our R&D activities; expand and strengthen our global and regional pipelines through our internal discovery efforts and synergistic collaborations and corporate development activities; and continue our commercial excellence and execution, including by delivering strong financial performance as we prepare to launch additional products or new indications for existing products and seek to achieve profitability by the end of 2025. We also intend to continue building and maintaining the trust of our stakeholders by further developing and integrating our Trust for Life strategy into our business and operations. For additional information on our Mission and Corporate Strategic Goals, see Business – Our Mission and Corporate Strategic Goals.
Basis of Presentation
Our consolidated statement of operations data for the years ended December 31, 2024 and 2023 and our consolidated balance sheet data as of December 31, 2024 and 2023 have been derived from our audited consolidated financial statements included in Financial Statements and Supplementary Data. Our consolidated financial statements appearing elsewhere in this report have been prepared in accordance with U.S. GAAP.
Factors Affecting Our Results of Operations
Our Commercial Products
We generate product revenue through the sale of our commercial products in Greater China, net of any related sales returns and rebates to distributors. Our cost of product revenue mainly consists of the costs of manufacturing ZEJULA and NUZYRA, costs of purchasing VYVGART / VYVGART Hytrulo, OPTUNE, QINLOCK, XACDURO, and AUGTYRO from our collaboration partners, any royalty fees incurred as a result of sales of our commercial products under our license and collaboration agreements, and amortization of capitalized post-approval milestone fees incurred under our license and collaboration agreements. We expect our product revenue to increase in coming years as we continue to focus on increasing patient access to our existing commercial products, such as through NRDL listing or increased supplemental insurance coverage in the private-pay market, and as we launch additional commercial products, if and when we obtain required regulatory approvals. We expect our cost of product revenue to increase as the volume of products sold increases.
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
•costs related to pre-clinical testing of the Company’s technologies and clinical trials, such as payments to CROs and CMOs, investigators, and clinical trial sites that conduct our clinical studies; and
•costs to produce the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses.
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
Our Ability to Commercialize Our Product Candidates
We have multiple product candidates in late-stage clinical development and various others in clinical and pre-clinical development in Greater China and globally. Our ability to generate revenue from our product candidates is dependent on our receipt of regulatory approvals for and successful commercialization of such product candidates, which may not occur. Certain of our product candidates may require additional pre-clinical and/or clinical development, regulatory approvals in multiple jurisdictions, manufacturing supply, and significant marketing efforts before we generate any revenue from product sales.
License and Collaboration Arrangements
Our results of operations have been, and will continue to be, affected by our license and collaboration agreements. In accordance with these agreements, we may be required to make upfront payments and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. As of December 31, 2024, we may in the future be required to pay development and regulatory milestone payments of up to an additional aggregate amount of $211.5 million for our current clinical programs and $766.9 million for other programs. Such development and regulatory milestone payments are contingent on the progress of our product candidates prior to commercialization, and we see these payments as favorable because they indicate that product candidates are advancing. As of December 31, 2024, we also may in the future be required to pay sales-based milestone payments of up to an additional aggregate amount of $2,620.0 million as well as certain royalties at tiered percentage rates on annual net sales. Such sales-based milestone and royalty payments are contingent on the performance of our commercial products, and we see these payments as favorable because they signify that a product is achieving higher sales levels.
Results of Operations
The following table presents our results of operations ($ in thousands):

	Year Ended December 31		Change
	2024	2023	$	%
Revenues
Product revenue, net	397,614	266,719	130,895	49%
Collaboration revenue	1,374	—	1,374	NM
Total revenues	398,988	266,719	132,269	50%
Expenses
Cost of product revenue	(147,118)	(95,816)	(51,302)	54%
Cost of collaboration revenue	(742)	—	(742)	NM
Research and development	(234,504)	(265,868)	31,364	(12)%
Selling, general and administrative	(298,741)	(281,608)	(17,133)	6%
Gain on sale of intellectual property	—	10,000	(10,000)	(100)%
Loss from operations	(282,117)	(366,573)	84,456	(23)%
Interest income	37,105	39,797	(2,692)	(7)%
Interest expenses	(2,254)	—	(2,254)	NM
Foreign currency losses	(15,137)	(14,850)	(287)	2%
Other income, net	5,300	7,006	(1,706)	(24)%
Loss before income tax	(257,103)	(334,620)	77,517	(23)%
Income tax expense	—	—	—	—%
Net loss	(257,103)	(334,620)	77,517	(23)%
NM - Not Meaningful
Revenues
Product Revenue, Net
The following table presents net revenue by commercial program ($ in thousands):

	Year Ended December 31		Change
	2024	2023	$	%
ZEJULA	187,082	168,843	18,239	11%
VYVGART / VYVGART Hytrulo	93,639	10,011	83,628	835%
NUZYRA	43,199	21,656	21,543	99%
OPTUNE	40,475	46,969	(6,494)	(14)%
QINLOCK	28,826	19,240	9,586	50%
XACDURO	3,305	—	3,305	NM
AUGTYRO	1,088	—	1,088	NM
Total	397,614	266,719	130,895	49%
NM - Not Meaningful

Our product revenue is derived from the sales of our commercial products, primarily in mainland China, net of sales returns and rebates to distributors with respect to the sales of these products.
Our net product revenue increased by $130.9 million in 2024, primarily driven by increased sales for VYVGART since its launch in September 2023 and NRDL listing in January 2024 for the treatment of gMG. Other key drivers of net product revenue growth include increased sales volumes for ZEJULA and NUZYRA in 2024. ZEJULA sales remained strong as it continued to be the leading PARP inhibitor in hospital sales for ovarian cancer in mainland China. The growth in NUZYRA sales was supported by the inclusion in the NRDL for its IV formulation for the treatment of CABP and/or ABSSSI in the first quarter of 2023 and for its oral formulation for these indications in the first quarter of 2024.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Year Ended December 31		Change
	2024	2023	$	%
Personnel compensation and related costs	106,154	115,749	(9,595)	(8)%
Licensing fees	30,997	19,291	11,706	61%
CROs/CMOs/Investigators expenses	69,870	103,333	(33,463)	(32)%
Other costs	27,483	27,495	(12)	—%
Total	234,504	265,868	(31,364)	(12)%
Research and development expenses decreased by $31.4 million in 2024 primarily due to:
•a decrease of $33.5 million in CROs/CMOs/Investigators expenses related to ongoing clinical trials; and
•a decrease of $9.6 million in personnel compensation and related costs primarily driven by the Company’s ongoing resource prioritization and efficiency efforts; partially offset by
•an increase of $11.7 million in licensing fees in connection with increased upfront and milestone payments for our license and collaboration agreements.
The following table presents our research and development expenses by program ($ in thousands):

	Year Ended December 31		Change
	2024	2023	$	%
Clinical programs	86,126	112,158	(26,032)	(23)%
Pre-clinical programs	31,913	17,356	14,557	84%
Unallocated research and development expenses	116,465	136,354	(19,889)	(15)%
Total	234,504	265,868	(31,364)	(12)%
Research and development expenses attributable to clinical programs decreased by $26.0 million in 2024 primarily driven by a decrease of $28.7 million in CROs/CMOs/Investigators expenses related to the progress of existing studies, offset by an increase of $2.7 million in licensing fees. Research and development expenses attributable to pre-clinical programs increased by $14.6 million in 2024, primarily driven by an increase of $9.0 million in licensing fees and an increase of $5.6 million in CROs/CMOs/Investigators expenses related to newly initiated studies.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.

Selling, General, and Administrative Expenses
The following table presents our selling, general, and administrative expenses by category ($ in thousands):

	Year Ended December 31		Change
	2024	2023	$	%
Personnel compensation and related costs	174,958	173,389	1,569	1%
Other costs	123,783	108,219	15,564	14%
Total	298,741	281,608	17,133	6%
Selling, general, and administrative expenses increased by $17.1 million in 2024 primarily due to higher general selling expenses and personnel compensation and related costs for VYVGART, which was launched in September 2023, and NUZYRA, which was first included in the NRDL for its IV formulation in January 2023 and for its oral formulation in January 2024.
Gain on Sale of Intellectual Property
We had a gain on sale of intellectual property of $10.0 million in 2023 in connection with our sale of certain patent rights and related know-how to a third party. We had no such gain or loss in 2024.
Interest Income
Interest income decreased by $2.7 million in 2024, primarily due to decreased cash and cash equivalents.
Interest Expense
Interest expense increased by $2.3 million in 2024, primarily due to interest expense on short-term debt we entered into in 2024. We had no such interest expense in 2023.
Foreign Currency Losses
Foreign currency losses increased by $0.3 million in 2024, primarily driven by increased remeasurement loss due to depreciation of the RMB against the U.S. dollar.
Other Income, Net
Other income, net decreased by $1.7 million in 2024 primarily due to the shift from a gain of $2.8 million in 2023 to a loss of $6.1 million in 2024 for our investment in MacroGenics as a result of changes in its stock price, partially offset by an increase of $5.7 million in government grants.
Income Tax Expense
Income tax expense was nil in both 2024 and 2023.
Net Loss
Net loss was $257.1 million in 2024, or a loss per ordinary share attributable to common stockholders of $0.26 (or loss per ADS of $2.60), compared to a net loss of $334.6 million in 2023, or a loss per ordinary share of $0.35 (or loss per ADS of $3.46).

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
Significant assumptions are required in determining the fair value of share options, which we estimate using the Black-Scholes option valuation model. These assumptions include: (i) the volatility of our ADS price, (ii) the periods of time over which grantees are expected to hold their options prior to exercise (expected term), (iii) the expected dividend yield on our ADSs, and (iv) risk-free interest rates. Since we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future, and risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. If actual results vary from our estimates or our expectations change, our reported expenses and earnings for the corresponding period may be affected.

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
Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements, our September 2017 initial public offering and various follow-on offerings on Nasdaq, and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. In addition, we have raised approximately $164.6 million in private equity financing and approximately $2,677.8 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering and subsequent follow-on offerings on Nasdaq and our initial public offering on the Hong Kong Stock Exchange. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $214.9 million and $198.2 million in 2024 and 2023, respectively. For information on our research and development activities and related expenditures see the Research and Development Expenses, Selling, General, and Administrative Expenses, License and Collaboration Arrangements, and Results of Operations sections above. In addition, as of December 31, 2024, we had commitments for capital expenditures of $6.8 million mainly for the purpose of commercial manufacturing development and facilities construction and improvement activities.
As of December 31, 2024, we had cash and cash equivalents, current restricted cash, and short-term investments of $879.7 million, which we expect will enable us to meet our cash requirements including the funding of operating expenses, capital expenditures, and debt obligations for at least the next 12 months.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may, from time to time, identify opportunities to access capital through debt arrangements on favorable commercial terms. In 2024, we entered into four such debt arrangements with Chinese financial institutions that allow certain of our subsidiaries to borrow up to approximately $198.9 million (or RMB1,421.7 million) to support our working capital needs in mainland China. As of December 31, 2024, we had short-term debt of approximately $131.7 million (or RMB946.8 million) pursuant to these debt arrangements. In January 2025, we entered into a working capital loan contract with another Chinese financial institution with respect to a revolving credit facility of up to RMB300.0 million (approximately $41.1 million). These debt arrangements will provide us with additional capital capacity that gives us enhanced flexibility to execute on our corporate strategic goals. For more information, see Note 12 and Note 22.
We may consider, or we may ultimately need, additional funding sources to bring to fruition our strategic objectives, and there can be no assurances that such funding will be made available to us on acceptable terms or at all.
The following table presents information regarding our cash flows ($ in thousands):

	Year Ended December 31,		Change
	2024	2023	$
Net cash used in operating activities	(214,869)	(198,178)	(16,691)
Net cash used in investing activities	(375,193)	(10,776)	(364,417)
Net cash provided by (used in) financing activities	349,889	(6,433)	356,322
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(310)	(2,622)	2,312
Net decrease in cash, cash equivalents and restricted cash	(240,483)	(218,009)	(22,474)
Net Cash Used in Operating Activities
Net cash used in operating activities increased by $16.7 million in 2024, primarily due to a decrease of $77.5 million in net loss and an increase of $13.8 million in adjustments to reconcile net loss to net cash used in operating activities, partially offset by a decrease of $108.0 million in net changes in operating assets and liabilities.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $364.4 million in 2024, primarily due to an increase of $196.0 million purchases of short-term investments, a decrease of $101.4 million in proceeds from maturity of short-term investments, an increase of $54.6 million in acquisition of intangible assets, a decrease of $10.0 million in proceeds from sale of intellectual property, and a decrease of $3.9 million in proceeds from land use right, partially offset by a decrease of $1.6 million in purchases of property and equipment.
Net Cash Used in Financing Activities
Net cash provided by financing activities was $349.9 million in 2024, compared to net cash used in financing activities of $6.4 million in 2023. This shift was primarily due to an increase of $216.1 million in proceeds from issuance of ordinary shares upon public offerings net of offering costs, an increase of $131.6 million in proceeds from short-term debt, and a decrease of $8.8 million in taxes paid related to settlement of equity awards.
Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II - Item 8. Financial Statements and Supplementary Data – Recent Accounting Pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk, credit risk, and interest rate risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the PBOC, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the

China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of $19.0 million and $25.1 million, which were denominated in RMB, representing 4% and 3% of the cash and cash equivalents as of December 31, 2024 and 2023, respectively.
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
Since 1983, the HKMA has pegged the HK dollar to the U.S. dollar at the rate of approximately HK$7.80 to US$1.00. However, there is no assurance that the HK dollar will continue to be pegged to the U.S. dollar or that the HK dollar conversion rate will remain at HK$7.80 to US$1.00. If the HK dollar conversion rate against the U.S. dollar changes and the value of the HK dollar depreciates against the U.S. dollar, our assets denominated in HK dollars will be adversely affected. Additionally, if the HKMA were to repeg the HK dollar to, for example, the RMB rather than the U.S. dollar, or otherwise restrict the conversion of HK dollars into other currencies, then our assets denominated in HK dollars will be adversely affected.
Credit Risk
Financial instruments that are potentially subject to significant concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and notes receivable.
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of losses due to credit risk. As of December 31, 2024 and 2023, we had cash and cash equivalents of $449.7 million and $790.2 million, restricted cash of $101.1 million and $1.1 million, and short-term investments of $330.0 million and $16.3 million, respectively. As of December 31, 2024 and 2023, all of our cash and cash equivalents, restricted cash, and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product revenue. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of December 31, 2024, our two largest customers accounted for approximately 23% of our total accounts receivable collectively.
Certain accounts receivable balances are settled in the form of notes receivable. As of December 31, 2024, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Interest Rate Risk
We are exposed to risks related to changes in interest rates on our cash and cash equivalents, restricted cash, and short-term investments. As of December 31, 2024 and 2023, we had cash and cash equivalents of $449.7 million and $790.2 million, restricted cash of $101.1 million and $1.1 million, and short-term investments of $330.0 million and $16.3 million, respectively. Our investment portfolio, which relates to cash equivalents and short-term investments, primarily consists of time deposits. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the short‑term nature of our deposits and investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. For example, a hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on future interest income.
We are also exposed to risks related to changes in interest rates on our short-term debt, which is currently subject to a mix of fixed and floating interest rates. We had $131.7 million of short-term debt as of December 31, 2024. A 100-basis point increase in interest rates as of December 31, 2024 would not materially increase our interest expense. Our interest rate exposure from short-term debt is also offset by our exposure in cash and cash equivalents, restricted cash, and short-term investments, as discussed above. For more information on our short-term debt, see Note 12 and Note 22.
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
Item 9A. Controls and Procedures
(a)    Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework (2013).” Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
(c)    Report of Registered Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, who has also audited our consolidated financial statements for the year ended December 31, 2024, as stated in their report which is included in Financial Statements and Supplementary Data.
(d)    Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On November 20, 2024, Dr. Samantha (Ying) Du, the Company’s Founder, Chief Executive officer, and Chairperson of the Board, adopted a new written Rule 10b5-1 trading arrangement, for (1) the acquisition and sale of up to 589,165 ADSs upon the exercise of previously awarded options that are scheduled to expire in 2025 and (2) for the acquisition of up to 604,376 ADSs upon the exercise of previously awarded options that are scheduled to expire in 2025. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than November 20, 2025.
On November 20, 2024, William Lis, one of the Company’s directors, adopted a new written Rule 10b5-1 trading arrangement for the sale of up to 26,690 ADSs. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than June 1, 2026.
On November 22, 2024, Rafael Amado, the Company’s President and Head of Global Research and Development, adopted a new written Rule 10b5-1 trading arrangement for the sale of up to 9,000 ADSs. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than December 17, 2025.
On November 22, 2024, F. Ty Edmondson, the Company’s Chief Legal Officer, adopted a new written Rule 10b5-1 trading arrangement for the sale of up to 28,872 ADSs. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than November 21, 2025.
Other than as described above, during the fourth quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, or the Company itself that we believe are reasonably designed to promote compliance with applicable insider trading laws, rules, regulations, and listing standards. Additional information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The financial statements listed in the Index to Consolidated Financial Statements beginning on page F-1 are filed as part of this report.
We have included Additional Financial Information of Parent Company - Financial Statements Schedule I for the year ended December 31, 2024, 2023, and 2022 on page F-39. No other financial statement schedules have been filed as part of this report because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
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

10.2#	Zai Lab Limited 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

10.3#	Zai Lab Limited 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on June 22, 2022)

10.4#	Zai Lab Limited 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on June 18, 2024)

10.5#	Form Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on August 6, 2024)

10.6#	Form Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on August 6, 2024)

10.7#	Form of Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on August 6, 2024)

10.8#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on May 8, 2024)

10.9+
Collaboration, Development and License Agreement by and between Tesaro, Inc. and Zai Lab (Shanghai) Co., Ltd. dated September 28, 2016 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on August 15, 2017)

Exhibit Number	Exhibit Title

10.10
Amendment to Collaboration, Development and License Agreement by and between Tesaro, Inc. and Zai Lab (Shanghai) Co., Ltd., dated February 26, 2018 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 30, 2018)

10.11^
Collaboration and License Agreement between argenx BV and Zai Auto Immune (Hong Kong) Limited dated January 6, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on May 10, 2021)

10.12^
Addendum to Collaboration and License Agreement between argenx BV and Zai Auto Immune (Hong Kong) Limited dated June 30, 2024 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on August 6, 2024)

10.13+
License and Collaboration Agreement by and between Paratek Bermuda Ltd. and Zai Lab (Shanghai) Co., Ltd. dated April 21, 2017 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form F-1 (File No. 333-219980) filed on August 15, 2017)

10.14+
License and Collaboration Agreement by and between Novocure Limited and Zai Lab (Shanghai) Co., Ltd. dated September 10, 2018 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 20-F (File No. 001-38205) filed on March 29, 2019)

10.15^
License Agreement between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. dated June 10, 2019 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 29, 2020)

10.16^
Amendment to License Agreement between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. dated January 17, 2020 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 29, 2020)

10.17+
License and Collaboration Agreement by and between Entasis Therapeutics Holdings Inc. and Zai Lab (Shanghai) Co., Ltd. dated April 25, 2018 (incorporated by reference to Exhibit 10.12 to our Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-227159) filed on September 5, 2018)

10.18^
License Agreement between Turning Point Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated July 6, 2020 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2021)

10.19+
License Agreement by and between Five Prime Therapeutics, Inc. and Zai Lab (Shanghai) Co., Ltd. dated December 19, 2017 (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 30, 2018)

10.20^
Collaboration and License Agreement by and between Seagen Inc. and Zai Lab (Hong Kong) Limited dated September 20, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on November 9, 2022)

10.21^
License Agreement by and between Zai Lab (Shanghai) Co., Ltd. and Karuna Therapeutics, Inc. dated November 8, 2021 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2022)

10.22^	License Agreement by and between Zai Lab (US) LLC and MediLink Therapeutics (Suzhou) Co., Ltd. dated April 24, 2023

10.23#	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form F-1 (File No. 333-219980) filed on August 15, 2017)

10.24#
Employment Agreement between Samantha (Ying) Du and Zai Lab (Shanghai) Co., Ltd. dated July 1, 2017 (English translation) (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

10.25#
Letter Agreement between Samantha (Ying) Du and Zai Lab (US) LLC dated December 11, 2017 (incorporated by reference to Exhibit 4.16 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 30, 2018)

Exhibit Number	Exhibit Title

10.26#
Fourth Amended and Restated Founder Employment Agreement between Samantha (Ying) Du and Zai Lab Limited dated December 1, 2018 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 20-F (File No. 001-38205) filed on March 29, 2019)

10.27#
Letter Agreement between Yajing Chen and Zai Lab (US) LLC dated July 6, 2023 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on November 7, 2023)

10.28#
Employment Agreement between Rafael Amado and Zai Lab (US) LLC dated December 30, 2022 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

10.29#
Employment Agreement between F. Ty Edmondson and Zai Lab (US) LLC dated August 15, 2020 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2021)

10.30#
Employment Agreement between Joshua Smiley and Zai Lab (US) LLC dated August 1, 2022 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

10.31
Facility Letter by and between Zai Lab Limited and Bank of China (Hong Kong) Limited dated February 5, 2024 (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (File No. 001-38205) filed on February 27, 2024)

10.32
Unofficial English Translation of Working Capital Loan Agreement by and between Zai Lab (Shanghai) Co., Ltd. and Bank of China Pudong Development Zone Sub-Branch dated February 7, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 0001-38205) filed on February 8, 2024)

10.33^
Unofficial English Translation of Maximum-Amount Guarantee Contract by and between Zai Lab Limited and Shanghai Pudong Development Bank Co., Ltd. Zhangjiang Hi-Tech Park Sub-Branch dated February 6, 2024 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.34
Unofficial English Translation of Maximum Credit Contract by and between Zai Lab (Suzhou) Co., Ltd. and Bank of Ningbo Co., Ltd. Suzhou Branch dated February 6, 2024 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.35^
Unofficial English Translation of Electronic Commercial Draft Discounting Master Agreement Standard Terms by and between Zai Lab (Suzhou) Co., Ltd. and Bank of Ningbo Co., Ltd. Suzhou Branch dated February 6, 2024 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.36^
Unofficial English Translation of Online Working Capital Loan Master Agreement by and between Zai Lab (Suzhou) Co., Ltd. and Bank of Ningbo Co., Ltd. Suzhou Branch dated February 6, 2024 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.37^
Unofficial English Translation of Maximum-Amount Irrevocable Letter of Guarantee issued by Zai Lab Limited to China Merchants Bank Co., Ltd., Shanghai Branch dated July 5, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on July 9, 2024)

10.38^
Unofficial English Translation of Credit Agreement by and between Zai Lab (Shanghai) Co., Ltd. and China Merchants Bank Co., Ltd., Shanghai Branch dated July 5, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-38205) filed on July 9, 2024)

10.39^
Unofficial English Translation of Guarantee Contract by and between Zai Lab Limited and Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch dated January 2, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on January 3, 2025)

Exhibit Number	Exhibit Title

10.40^
Unofficial English Translation of Working Capital Loan Contract by and between Zai Lab (Shanghai) Co., Ltd. and Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch dated January 2, 2025 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-38205) filed on January 3, 2025)

19.1	Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, an independent accounting firm, regarding the consolidated financial statements of Zai Lab Limited

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Required by 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Required by 18 U.S.C. Section 1350

97.1	Dodd-Frank Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K (File No. 001-38205) filed on February 27, 2024)

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#    Management contract or compensatory plan, contract, or arrangement
+    Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
^    Portions of this exhibit have been redacted pursuant to Regulation S-K Item 601(b)(10)(iv).
Item 16. Form 10-K Summary
Not applicable.

GLOSSARY
This Glossary includes acronyms and defined terms that are used throughout this report.
ABC: Acinetobacter baumannii-calcoaceticus complex
ABSSSI: Acute bacterial skin and skin structure infections
AChR: Anti-acetylcholine receptor
AD: Atopic dermatitis
ADC: Antibody-drug conjugate
ADP: Psychosis associated with Alzheimer’s Disease
ADS: American Depositary Share, each representing ten of the Company’s ordinary shares
Amgen: Amgen Inc.
Archives Rules: Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies
argenx: argenx BV
ASC: Accounting Standard Codification
Asia Pacific: Refers to Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand, and Japan, collectively
Audit Committee: The Audit Committee of the Board of Directors
AUGTYRO (Repotrectinib): A next-generation TKI of ROS proto-oncogene 1 (ROS1) tyrosine-protein kinase and of the tropomyosin receptor tyrosine kinases (TRKs) TRKA, TRKB, and TRKC
Bemarituzumab: A humanized anti-FGFR2b IgG1 monoclonal antibody
Bemarituzumab FPA144-004 Study: A global Phase III registrational trial of bemarituzumab (FPA144) in combination with FOLFOX in front-line gastric and gastroesophageal cancer
BLA: Biologics License Application
BMS: Bristol-Myers Squibb Company
Board of Directors (or Board): The Board of Directors of Zai Lab Limited
BOC HK: Bank of China (Hong Kong) Limited
BOCOM: Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch
BOC Pudong Branch: Bank of China Pudong Development Zone Sub-Branch
BTD: Breakthrough Therapy Designation
CABP: Community-acquired bacterial pneumonia
CAC: Cyberspace Administration of China
CC: Cervical cancer

CCR8: Human chemokine (C-C motif) receptor 8
cGMPs: Current Good Manufacturing Practices
CI: Confidence interval
CIDP: Chronic inflammatory demyelinating polyneuropathy
CFIUS: U.S. Committee on Foreign Investment
CMB: China Merchants Bank Co., Ltd. Shanghai Branch
CMO: Contract Manufacturing Organization
Code: The Company’s Code of Business Conduct and Ethics
Commercial Committee: The Commercial Committee of the Board of Directors
Company: Zai Lab Limited and its subsidiaries, collectively
Compensation Committee: The Compensation Committee of the Board of Directors
CPP: Chronic plaque psoriasis
CRAB: Carbapenem-resistant Acinetobacter strains
CRO: Contract Research Organization
CSRC: China Securities Regulatory Commission
CTA: Clinical trial application
Current Articles: The Sixth Amended and Restated Memorandum and Articles of Association of Zai Lab Limited
D&O: Director and officer
Deciphera: Deciphera Pharmaceuticals, LLC, a subsidiary of Deciphera Pharmaceuticals, Inc.
DLL3: An inhibitor of the Notch ligand that is overexpressed in SCLC and other neuroendocrine neoplasmas
Efgartigimod (efgartigimod alfa fcab or efgartigimod alfa injection): A human IgG1 antibody fragment that binds to FcRn
Efgartigimod SC: The subcutaneous formulation of efgartigimod
EIT: Enterprise income tax
EIT Law: The Enterprise Income Tax Law of the People’s Republic of China
EMA: European Medicines Agency
Entasis: Entasis Therapeutics Holdings Inc.
EU: European Union
Exchange Act: U.S. Securities Exchange Act of 1934, as amended
FASB: Financial Accounting Standards Board
FCPA: U.S. Foreign Corrupt Practices Act, as amended

FcRn: The neonatal fragment crystallizable receptor
FDA: U.S. Food and Drug Administration
FGFR2b: Human fibroblast growth factor receptor 2 isoform IIb
Five Prime: Five Prime Therapeutics, Inc.
GBM: Glioblastoma multiforme, an aggressive form of brain tumor
GC: Gastric cancer
GCPs: Good Clinical Practices
GEJ: Gastroesophageal junction
GIST: Gastrointestinal stromal tumors
gMG: Generalized myasthenia gravis
GMPs: Good Manufacturing Practices
Greater China: Mainland China, Hong Kong, Macau, and Taiwan, collectively
GSK: GlaxoSmithKline plc
HABP: Hospital-acquired bacterial pneumonia
Hanhui: Hanhui Pharmaceutical Co., Ltd.
HFCAA: U.S. Holding Foreign Companies Accountable Act, as amended
HGRAC: Human Genetic Resources Administration Office of China
HK Listing Rules: The Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited, as amended
HKMA: Hong Kong Monetary Authority
HNTE: High and new technology enterprises
Hong Kong (or HK): Hong Kong Special Administrative Region
Hong Kong Stock Exchange (or HKEx): The Stock Exchange of Hong Kong Limited
Huizheng: Huizheng (Shanghai) Pharmaceutical Technology Co., Ltd.
ICI: Immune checkpoint inhibitor
IL: Interleukin
IMCCTs: International multi-center clinical trials
IND: Investigational New Drug
Innoviva: Innoviva, Inc.
IPO: Initial public offering
IV: Intravenous

IVIg: Intravenous immunoglobin
Karuna: Karuna Therapeutics, Inc.
KarXT: Xanomeline and trospium chloride, a combination of an oral M1/M4-preferring muscarinic acetylcholine receptor agonist and an antimuscarinic agent
KPMG LLP: KPMG LLP, an auditor located in the United States that is inspected by the PCAOB
LN: Lupus nephritis
LRRC15: Leucine-rich repeat-containing protein 15, a type 1 transmembrane protein involved in cell-cell and cell-extracellular matrix interactions that is overexpressed in various mesenchymal tumors where it promotes tumor metastases
MAA: Marketing Authorization Application
Macau: Macau Special Administrative Region
MacroGenics: MacroGenics, Inc.
MediLink: MediLink Therapeutics (Suzhou) Co., Ltd.
MG: Myasthenia gravis
MMAE: Microtubule-disrupting agent monomethyl auristatin E
MOFCOM: China’s Ministry of Commerce
mOS: Median overall survival
mPFS: Median progression-free survival
Nasdaq: Nasdaq Global Market
NDA: New Drug Application
NHSA: China’s National Healthcare Security Administration
Ningbo Bank: Bank of Ningbo Co., Ltd. Suzhou Sub-Branch
Ningbo Bank Agreements: Maximum Credit Contract, Electronic Commercial Draft Discounting Master Agreement and Online Working Capital Loan Master Agreement between Zai Lab Suzhou and Ningbo Bank, collectively
NIST: National Institute of Standards and Technology
NMPA: China’s National Medical Products Administration
Nominating and Corporate Governance Committee: The Nominating and Corporate Governance Committee of the Board of Directors
NovoCure: NovoCure Ltd.
Novo Holdings: Novo Holdings A/S
NRDL: China’s National Reimbursement Drug List
NSCLC: Non-small cell lung cancer
NTRK: Neurotrophic tropomyosin-receptor kinase

NUZYRA (Omadacycline): A novel tetracycline-class antibacterial with both oral and IV formulations that is a broad-spectrum antibiotic
OPTUNE: Tumor Treating Fields (or TTFields) devices marketed under various brand names, including OPTUNE GIO® for GBM
ORR: Overall response rate
OS: Overall survival
Our commercial products / programs: ZEJULA, VYVGART / VYVGART Hytrulo, NUZYRA, OPTUNE, QINLOCK, XACDURO, and AUGTYRO, collectively
Our securities: Our ADSs and/or ordinary shares, individually or collectively
Ovarian cancer: Epithelial ovarian, fallopian tube, and primary peritoneal cancer, collectively
Paratek: Paratek Bermuda Ltd., a subsidiary of Paratek Pharmaceuticals, Inc.
PANSS: Positive and Negative Syndrome Scale
PARP / PARP Inhibitor: PARP (poly (ADP-ribose) polymerase) is a protein that helps repair DNA damage in cells; PARP inhibitors block PARP from repairing DNA damage, such as may be caused by radiation and/or certain chemotherapies, which may lead to cancer cell death and slow the return or progression of cancer
PBOC: People’s Bank of China
PCAOB: U.S. Public Company Accounting Oversight Board
PDGFRα: Platelet-derived growth factor receptor alpha
PDUFA: U.S. Prescription Drug User Fee Act
PFIC: Passive foreign investment company
Pfizer: Pfizer Inc.
PMA: Premarket Approval
POC: Proof of Concept
QINLOCK (Ripretinib): An orally administered switch-control TKI that broadly inhibits KIT and PDGFRα tyrosine kinases, including wild-type and forms with multiple primary mutations or secondary mutations
R&D Committee: The Research and Development Committee of the Board of Directors
RMB: Chinese Renminbi
r/m: Recurrent or metastatic
SAFE: State Administration of Foreign Exchange of China
SAMR: China’s State Administration for Market Regulation
sBLA: Supplemental Biologics License Application
SC: Subcutaneous
SCLC: Small cell lung cancer

Seagen: Seagen Inc.
SEC: U.S. Securities and Exchange Commission
Securities Act: U.S. Securities Act of 1933, as amended
Security Assessment Measures: The Measures on Security Assessment of Cross-Border Data Transfer
sNDA: Supplemental new drug application
sn-gMG: Seronegative gMG
SOC: Standard of care
SPD Bank: Shanghai Pudong Development Bank Co., Ltd. Zhangjiang Hi-Tech Park Sub-Branch
TEAE: Treatment emergent adverse events
TED: Thyroid eye disease
Tesaro: Tesaro, Inc.
TIVDAK (Tisotumab Vedotin): An ADC composed of Genmab’s human monoclonal antibody directed against cell surface tissue factor and Seagen’s ADC technology that utilizes a protease-cleavable linker that covalently attaches MMAE to the antibody
TKI: Tyrosine kinase inhibitor
TMZ: Temozolomide, a chemotherapy drug
TREA: Treatment-related adverse event
Trial Measures: Trial Measures for the Administration of Overseas Issuance and Listing of Securities by Domestic Enterprises
Trust for Life: Our sustainability strategy, which includes three pillars: improve human health, create better outcomes, and act right now with ethical business practices and strong governance
Turning Point: Turning Point Therapeutics, Inc.
U.S.: United States
U.S. GAAP: Generally Accepted Accounting Principles in the United States
VABP: Ventilator-associated bacterial pneumonia
Vertex: Vertex Pharmaceuticals Inc.
VIEs: Variable interest entities
VYVGART: The brand name for the IV formulation of efgartigimod
VYVGART Hytrulo: The brand name for the SC formulation of efgartigimod
XACDURO (SUL-DUR): A combination of a beta-lactam antibiotic (sulbactam) and beta-lactamase inhibitor (durlobactam)
Zai Lab: Zai Lab Limited, holding company, and its subsidiaries on a consolidated basis
Zai Lab Limited: Zai Lab Limited, a holding company

Zai Lab Shanghai: Zai Lab (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company
Zai Lab Suzhou: Zai Lab (Suzhou) Co., Ltd., a wholly-owned subsidiary of the Company
ZEJULA (Niraparib): An orally administered PARP 1/2 inhibitor
ZL-1102: An early clinical stage human VH antibody fragment that binds to IL-17
ZL-1218: An early clinical stage humanized anti-CCR8 IgG1 monoclonal antibody
ZL-1310: An early-stage next generation DLL3 ADC
ZL-1503: A pre-clinical IL-13 / IL-31 bi-specific antibody
1L: First line
2L: Second line
4L: Fourth Line
2015 Plan: Zai Lab Limited 2015 Omnibus Equity Incentive Plan, as amended
2017 Plan: Zai Lab Limited 2017 Equity Incentive Plan
2022 Plan: Zai Lab Limited 2022 Equity Incentive Plan
2024 Annual Report: Annual Report on Form 10-K for the year ended December 31, 2024
2024 Plan: Zai Lab Limited 2024 Equity Incentive Plan
2025 Proxy Statement: Our definitive proxy statement pursuant to Regulation 14A to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024
$: U.S. Dollar

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAI LAB LIMITED

Date: February 27, 2025	By:	/s/ Samantha (Ying) Du
	Name:	Samantha (Ying) Du
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Samantha (Ying) Du	Chief Executive Officer and Chairperson of the Board of Directors	February 27, 2025
Samantha (Ying) Du	(Principal Executive Officer)

/s/ Yajing Chen	Chief Financial Officer	February 27, 2025
Yajing Chen	(Principal Financial and Accounting Officer)

/s/ John Diekman	Director	February 27, 2025
John Diekman

/s/ Richard Gaynor	Director	February 27, 2025
Richard Gaynor

/s/ Nisa Leung	Director	February 27, 2025
Nisa Leung

/s/ William Lis	Director	February 27, 2025
William Lis

/s/ Leon O. Moulder, Jr.	Director	February 27, 2025
Leon O. Moulder, Jr.

/s/ Scott Morrison	Director	February 27, 2025
Scott Morrison

/s/ Michel Vounatsos	Director	February 27, 2025
Michel Vounatsos

/s/ Peter Wirth	Director	February 27, 2025
Peter Wirth

Zai Lab Limited

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Zai Lab Limited
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zai Lab Limited and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of accrued preclinical and clinical trial expenses
As discussed in Note 2 to the consolidated financial statements, the Company’s research and development expenses include costs associated with payments to contract research organizations (CROs) and contract manufacturing organizations (CMOs) for various preclinical and clinical trial activities. Expenses related to preclinical and clinical trial activities are accrued based on the Company’s estimates of the actual services performed by the CROs and CMOs. As disclosed in the consolidated financial statements, as of December 31, 2024, the Company recorded $100.9 million in accounts payable which included the accrued preclinical and clinical trial expenses.
We identified the evaluation of accrued preclinical and clinical trial expenses as a critical audit matter. Specifically, evaluating the estimate of services performed for certain research and development activities at year-end required subjective auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to accrued preclinical and clinical trial expenses. This included controls related to the estimation of the services performed by the CROs and CMOs during the period that are included in accounts payable balances at the end of each reporting period. On a sample basis, we examined contracts, purchase orders, invoices, and third-party confirmations and compared them to the Company’s estimation of services performed by the CROs and CMOs. We also examined certain invoices received and/or payments made after year-end and evaluated whether they were associated with services received prior to that date and whether they were included in the Company’s estimate of costs incurred at year-end.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
Short Hills, New Jersey
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Zai Lab Limited
Opinion on Internal Control Over Financial Reporting
We have audited Zai Lab Limited and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Short Hills, New Jersey
February 27, 2025

Zai Lab Limited
Consolidated Balance Sheets
(in thousands of U.S. dollars (“$”), except for number of shares and per share data)

		December 31,
	Notes	2024	2023
Assets
Current assets
Cash and cash equivalents	3	449,667	790,151
Restricted cash, current		100,000	—
Short-term investments	4	330,000	16,300
Accounts receivable (net of allowance for credit losses of $25 and $17 as of December 31, 2024 and 2023, respectively)		85,178	59,199
Notes receivable		4,233	6,134
Inventories, net	5	39,875	44,827
Prepayments and other current assets		41,527	22,995
Total current assets		1,050,480	939,606
Restricted cash, non-current		1,114	1,113
Long-term investments	6	3,115	9,220
Prepayments for equipment		18	111
Property and equipment, net	7	47,961	53,734
Operating lease right-of-use assets	8	21,496	14,844
Land use rights, net		2,907	3,069
Intangible assets, net	9	56,027	13,389
Long-term deposits		1,284	1,209
Value added tax recoverable		1,351	—
Total assets		1,185,753	1,036,295
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		100,906	112,991
Current operating lease liabilities	8	8,048	7,104
Short-term debt	12	131,711	—
Other current liabilities	13	58,720	82,972
Total current liabilities		299,385	203,067
Deferred income		31,433	28,738
Non-current operating lease liabilities	8	13,712	8,047
Other non-current liabilities		325	325
Total liabilities		344,855	240,177
Commitments and contingencies (Note 20)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized, 1,082,614,740 and 977,151,270 shares issued as of December 31, 2024 and 2023, respectively; 1,077,702,540 and 972,239,070 shares outstanding as of December 31, 2024 and 2023)		7	6
Additional paid-in capital		3,264,295	2,975,302
Accumulated deficit		(2,453,083)	(2,195,980)
Accumulated other comprehensive income		50,515	37,626
Treasury stock (at cost, 4,912,200 shares as of both December 31, 2024 and 2023)		(20,836)	(20,836)
Total shareholders’ equity		840,898	796,118
Total liabilities and shareholders’ equity		1,185,753	1,036,295
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated Statements of Operations
(in thousands of $, except for number of shares and per share data)

		Year Ended December 31,
	Notes	2024	2023	2022
Revenues
Product revenue, net	10	397,614	266,719	212,672
Collaboration revenue		1,374	—	2,368
Total revenues		398,988	266,719	215,040
Expenses
Cost of product revenue		(147,118)	(95,816)	(74,018)
Cost of collaboration revenue		(742)	—	—
Research and development		(234,504)	(265,868)	(286,408)
Selling, general and administrative		(298,741)	(281,608)	(258,971)
Gain on sale of intellectual property		—	10,000	—
Loss from operations		(282,117)	(366,573)	(404,357)
Interest income		37,105	39,797	14,582
Interest expenses		(2,254)	—	—
Foreign currency losses		(15,137)	(14,850)	(56,403)
Other income, net	17	5,300	7,006	3,113
Loss before income tax and share of loss from equity method investment		(257,103)	(334,620)	(443,065)
Income tax expense	11	—	—	—
Share of loss from equity method investment		—	—	(221)
Net loss		(257,103)	(334,620)	(443,286)
Loss per share — basic and diluted	14	(0.26)	(0.35)	(0.46)
Weighted-average shares used in calculating net loss per ordinary share — basic and diluted		989,477,730	966,394,130	958,067,140
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated Statements of Comprehensive Loss
(in thousands of $)

	Year Ended December 31,
	2024	2023	2022
Net loss	(257,103)	(334,620)	(443,286)
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	12,889	11,941	49,330
Comprehensive loss	(244,214)	(322,679)	(393,956)
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated Statements of Shareholders’ Equity
(in thousands of $, except for number of shares)

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount	Total
Balance at January 1, 2022	955,363,980	6	2,825,948	(1,418,074)	(23,645)	(382,930)	(4,279)	1,379,956
Issuance of ordinary shares upon vesting of restricted shares	1,940,680	0	0	—	—	—	—	—
Exercise of share options	5,151,190	0	5,870	—	—	—	—	5,870
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,853,350)	(7,577)	(7,577)
Share-based compensation	—	—	61,302	—	—	—	—	61,302
Net loss	—	—	—	(443,286)	—	—	—	(443,286)
Foreign currency translation	—	—	—	—	49,330	—	—	49,330
Balance at December 31, 2022	962,455,850	6	2,893,120	(1,861,360)	25,685	(2,236,280)	(11,856)	1,045,595
Issuance of ordinary shares upon vesting of restricted shares	8,178,500	0	0	—	—	—	—	—
Exercise of share options	6,516,920	0	2,548	—	—	—	—	2,548
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(2,675,920)	(8,980)	(8,980)
Share-based compensation	—	—	79,634	—	—	—	—	79,634
Net loss	—	—	—	(334,620)	—	—	—	(334,620)
Foreign currency translation	—	—	—	—	11,941	—	—	11,941
Balance at December 31, 2023	977,151,270	6	2,975,302	(2,195,980)	37,626	(4,912,200)	(20,836)	796,118
Issuance of ordinary shares upon vesting of restricted shares	10,120,260	0	0	—	—	—	—	—
Exercise of share options	5,147,140	0	3,269	—	—	—	—	3,269
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $2,277	90,196,070	1	215,073	—	—	—	—	215,074
Share-based compensation	—	—	70,651	—	—	—	—	70,651
Net loss	—	—	—	(257,103)	—	—	—	(257,103)
Foreign currency translation	—	—	—	—	12,889	—	—	12,889
Balance at December 31, 2024	1,082,614,740	7	3,264,295	(2,453,083)	50,515	(4,912,200)	(20,836)	840,898
The accompanying notes are an integral part of these consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Consolidated Statements of Cash Flows
(in thousands of $)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	(257,103)	(334,620)	(443,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	8	6	1
Inventory write-down	815	973	477
Depreciation and amortization expenses	11,856	9,029	8,227
Impairment of property and equipment	—	57	—
Amortization of deferred income	(3,520)	(3,383)	(2,602)
Share-based compensation	70,651	79,634	61,302
Share of loss from equity method investment	—	—	221
Loss (gain) from fair value changes of equity investment with readily determinable fair value	6,105	(2,789)	8,952
Losses on disposal of property and equipment	453	159	560
Gain on disposal of land use right	—	(408)	—
Noncash lease expenses	8,419	8,708	8,350
Gain from sale of intellectual property	—	(10,000)	—
Foreign currency remeasurement impact	15,137	14,850	56,403
Amortization of debt issuance cost	700	—	—
Changes in operating assets and liabilities:
Accounts receivable	(26,975)	(20,040)	4,330
Notes receivable	1,762	2,352	(1,976)
Inventories	3,896	(14,907)	(15,382)
Prepayments and other current assets	(18,729)	12,246	(19,258)
Long-term deposits	(75)	187	(527)
Value added tax recoverable	(1,367)	—	22,781
Accounts payable	(2,209)	36,803	(53,773)
Other current liabilities	(22,022)	19,810	7,392
Operating lease liabilities	(9,259)	(8,351)	(8,455)
Deferred income	6,588	11,181	(1,379)
Other non-current liabilities	—	325	—
Net cash used in operating activities	(214,869)	(198,178)	(367,642)
Cash flows from investing activities
Purchases of short-term investments	(330,000)	(134,000)	(260,274)
Proceeds from maturity of short-term investment	16,300	117,700	705,274
Purchases of property and equipment	(5,657)	(7,212)	(24,585)
Proceeds from the sale of property and equipment	29	122	—
Acquisition of intangible assets	(55,865)	(1,279)	(399)
Proceeds from sale of intellectual property	—	10,000	—
Proceeds from disposal of land use right	—	3,893	—
Net cash (used in) provided by investing activities	(375,193)	(10,776)	420,016
Cash flows from financing activities
Proceeds from short-term debt	131,606	—	—
Repayment of short-term bank borrowings	(284)	—	—
Payment of debt issuance cost	(700)	—	—
Proceeds from exercises of stock options	3,200	2,369	5,870
Proceeds from issuance of ordinary shares upon public offerings	217,350	—	—
Payments of public offering costs	(1,283)	—	—
Taxes paid related to settlement of equity awards	—	(8,802)	(7,600)
Net cash provided by (used in) financing activities	349,889	(6,433)	(1,730)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(310)	(2,622)	(6,274)
Net (decrease) increase in cash, cash equivalents and restricted cash	(240,483)	(218,009)	44,370
Cash, cash equivalents and restricted cash — beginning of the year	791,264	1,009,273	964,903
Cash, cash equivalents and restricted cash — end of the year	550,781	791,264	1,009,273

Supplemental disclosure of cash flow information
Cash paid for interest	2,021	—	—
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	449	2,474	5,269
Payables for acquisition of intangible assets	2,721	11,516	163
Payables for public offering costs	994	—	—
Right-of-use asset acquired under operating leases	15,150	3,668	14,801
Receivables for stock option exercise under equity incentive plans	70	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022

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
As of December 31, 2024, the Company’s significant operating subsidiaries were as follows:

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
For the Years Ended December 31, 2024, 2023, and 2022
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
(c) Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, accrual of rebates, recognition of research and development expenses based on the Company’s estimates of the actual services performed by the CROs and CMOs, fair value of share-based compensation expenses, recoverability of deferred tax assets, and useful life of intangible assets for commercial products. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.
(d) Foreign Currency Translation
The functional currency of Zai Lab Limited, Zai Lab (Hong Kong) Limited, Zai Lab (US) LLC, and Zai Auto Immune (Hong Kong) Limited are the U.S. dollar (“$”). The Company’s subsidiaries in mainland China determined their functional currency to be the Chinese Renminbi (“RMB”). The Company’s subsidiary in Australia determined its functional currency to be the Australian dollar (“A$”). The Company’s subsidiary in Taiwan determined its functional currency to be the Taiwan dollar (“TWD”). The determination of the respective functional currency is based on the criteria of Accounting Standard Codification (“ASC”) 830, Foreign Currency Matters. The Company uses the U.S. dollar as its reporting currency.
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
For the Years Ended December 31, 2024, 2023, and 2022
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
Restricted Cash
Restricted cash mainly consists of bank deposits held as collateral for issuances of letters of credit for the Company’s loan facility (see Note 12).
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
(h) Notes Receivable
Notes receivable are equal to contractual amounts owed from signed, secured promissory notes issued from customers to the Company. The Company considers the notes receivable to be fully collectible. Accordingly, no allowance for credit loss has been established as of December 31, 2024 and 2023.
(i) Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a weighted average basis. The Company periodically reviews the composition of inventory and shelf life of inventory to identify obsolete, slow-moving, or otherwise non-saleable items. The Company will record a write-down to its net realizable value in cost of product revenue in the period that the decline in value is first identified.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
(j) Property and Equipment
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
(k) Leases
The Company leases facilities for its offices, research and development center, and manufacturing facilities in mainland China, Hong Kong, Taiwan and the United States. On January 1, 2019, the Company adopted the ASC 842, Leases (“ASC 842”), using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating historical periods before the adoption date.
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
For the Years Ended December 31, 2024, 2023, and 2022
groups, and (iii) not recognize ROU assets or lease liabilities for short term leases. A short-term lease is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
(l) Land Use Rights
All land in mainland China is subject to government or collective ownership. Land use rights can be purchased for a specified period of time. The purchase price of land use rights represents the operating lease prepayments under ASC 842 and is recorded as land use rights on the consolidated balance sheet, which is amortized over the remaining lease term.
The Company acquired land use rights in 2019 for a term of 30 years from the local Bureau of Land and Resources in Suzhou for the purpose of constructing and operating a research center and biologics manufacturing facility in Suzhou. In 2023, the Company returned a portion of the land use rights and received cash in an amount equal to the respective portion of the original acquisition cost.
(m) Long-Term Deposits
Long-term deposits represent amounts paid in connection with the Company’s long-term lease agreements.
(n) Intangible Assets
Intangible assets for commercial products include capitalized post-approval milestone fees and acquired commercial manufacturing know-how and related development costs. The Company is amortizing intangible assets for commercial products as cost of product revenue over the estimated remaining useful life of the related products, which is generally based on expected patent life, the contractual period of the underlying license agreement, and expected commercial benefits of the products. Intangible assets for externally purchased software are amortized over three to five years on a straight-line basis.
(o) Impairment of Long-Lived Assets
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
(p) Fair Value Measurements
The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, in measuring fair value (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, and requires disclosures to be provided on fair value measurement.
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
For the Years Ended December 31, 2024, 2023, and 2022
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
Equity investments with readily determinable fair value are measured using level 1 inputs and were $3.1 million and $9.2 million as of December 31, 2024 and 2023, respectively. The unrealized gains and losses from fair value changes are recognized in other income, net in the consolidated statements of operations.
Financial instruments of the Company primarily include cash, cash equivalents and restricted cash, short-term investments, accounts receivable, notes receivable, prepayments, and other current assets, accounts payable, and other current liabilities. As of December 31, 2024 and 2023, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, prepayments, and other current assets, accounts payable, short-term debt, and other current liabilities approximated their fair values due to the short-term maturity of these instruments, and the carrying value of notes receivable and restricted cash approximated their fair value based on the nature of the assessment of the ability to recover these amounts.
(q) Revenue Recognition
In 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied.
The Company’s revenue is mainly from product sales. The Company recognizes revenue from product sales when the Company has satisfied the performance obligation by transferring control of the product to the customers. Control of the product generally transfers to the customers when the delivery is made and when title and risk of loss transfers to the consumers. Cost of product revenue mainly consists of the acquisition cost of products, the manufacturing cost of products, royalty fees, and amortization of intangible assets for commercial products.
The Company has applied the practical expedients under ASC 606 with regard to assessment of the financing component and concluded that there is no significant financing component given that the period between delivery of goods and payment is generally one year or less.
In mainland China, the Company sells these products to distributors, who ultimately sell the products to health care providers. Based on the nature of the arrangements, the performance obligations are satisfied upon the delivery of the products to distributors. Rebates are offered to distributors, consistent with pharmaceutical industry practices. The

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
estimated amount of unpaid or unbilled rebates, if any, are recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates and sales volumes and to a lesser extent, distributor inventories. The Company regularly reviews the information related to these estimates and adjusts the amount accordingly.
In Hong Kong, the Company sells the products to customers, which are typically healthcare providers such as oncology centers. The Company utilizes a third party for warehousing services. Based on the nature of the arrangements, the Company has determined that it is a principal in the transaction since the Company is primarily responsible for fulfilling the promise to provide the products to the customers, maintains inventory risk until delivery to the customers, and has latitude in establishing the price. Revenue is recognized upon delivery to customers at mutually agreed upon prices. Consideration paid to the third party is recognized in operating expenses.
The Company did not recognize any contract assets or contract liabilities as of December 31, 2024 and 2023.
(r) Collaborative Arrangements
The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.
For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently.
(s) Research and Development Expenses
Elements of research and development expenses primarily include (i) payroll and other related costs of personnel engaged in research and development activities; (ii) in-licensed patent rights fees for exclusive development rights for products granted to the Company; (iii) costs related to pre-clinical testing of the Company’s technologies under development and clinical trials such as payments to CROs and CMOs, investigators, and clinical trial sites that conduct its clinical studies; (iv) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses; and (v) other research and development expenses. Research and development expenses are charged to expense as incurred when they have no alternative future uses. Liabilities related to third-party research and development expenses are primarily included in accounts payable on the consolidated balance sheet.
The Company has acquired rights to develop and commercialize certain product candidates. Upfront payments that relate to the acquisition of a new product compound, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the new product compound does not also include processes or activities that would constitute a “business” as defined under U.S. GAAP. Milestone payments made to third parties subsequent to regulatory approval which meet the capitalization criteria would be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product, which is generally based on expected patent life, the contractual period of the underlying license agreement, and expected commercial benefits of the products.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
(t) Deferred Income
Deferred income is mainly related to upfront payments received from collaborative partners and government grants.
The Company received certain upfront payments from collaborative partners, which are being amortized over the terms of the contracts. The Company had $30.7 million and $26.7 million in deferred income related to the upfront payments as of December 31, 2024 and 2023, respectively.
Government grants consist of cash subsidies received by the Company’s subsidiaries in mainland China from local governments for conducting business in certain local districts. Grant received before the fulfillment of government specified performance obligations is recorded into deferred income. When the performance obligations are satisfied, the Company records the grants into other income, net. The Company had $0.7 million and $2.1 million of deferred income related to government grants as of December 31, 2024 and 2023, respectively.
(u) Share-Based Compensation
The Company grants share options and non-vested restricted shares to eligible employees, non-employees, and directors and accounts for these share-based awards in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”).
The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The grant-date fair value of non-vested restricted shares is the market value of the underlying stock on the award’s grant date.
The Company has elected to use the straight-line method to recognize compensation expenses for share awards with graded vesting based on service conditions, provided that the minimum amount of cumulative compensation expense recognized is not less than the portion of the award vested to date. For share-based awards with service conditions only, the Company recognizes expenses (i) immediately at grant date if no vesting conditions are required; or (ii) using a straight-line method over the requisite service period, which is the vesting period, if vesting conditions are required. For share-based awards containing performance conditions, the Company recognizes expenses based on the estimated number of performance-based awards expected to vest using the graded vesting attribution method. The Company accounts for the effect of forfeitures as they occur.
(v) Income Taxes
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
For the Years Ended December 31, 2024, 2023, and 2022
information and applying current conventions. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.
(w) Loss Per Share
Basic loss per ordinary share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.
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
(y) Concentration of Risks
Concentration of Customers
In 2024, 2023, and 2022, the Company’s five largest customers accounted for approximately $128.7 million (32.4%), $104.7 million (35.0%), and $88.2 million (37.7%) of the product revenue, respectively. One customer accounted for approximately $67.3 million (16.9%), $59.4 million (19.9%), and $52.5 million (22.4%) of the product revenue, respectively for the same periods.
Concentration of Credit Risk
Financial instruments that are potentially subject to significant concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and notes receivable.
As of December 31, 2024 and 2023, all of the Company’s cash and cash equivalents and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which management believes are of high credit quality and continually monitors the credit worthiness of these financial institutions.
Accounts receivable are typically unsecured and are derived from product sales. The Company manages credit risk of accounts receivable through ongoing monitoring of outstanding balances and limits the amount of credit extended based upon payment history and credit worthiness. Historically, the Company has collected receivables from customers within the credit terms with no significant credit losses incurred. One customer accounted for 10% or more of accounts receivable, with $16.7 million and $7.8 million as of December 31, 2024 and 2023, respectively.
Certain accounts receivable balances may be settled in the form of notes receivable. As of December 31, 2024, notes receivable represented bank acceptance promissory notes that are non-interest bearing and due within six months. Notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to be known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
promissory notes to settle the receivables is at the Company’s discretion, and this selection does not impact the agreed contractual purchase prices.
The Company’s other receivables were primarily due from its partners, which have good credit ratings. The credit risk for other receivables was generally very low.
Foreign Currency Risk
RMB is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts denominated in RMB of $19.0 million and $25.1 million, as of December 31, 2024 and 2023, respectively, representing 4% and 3% of the cash and cash equivalents as of December 31, 2024 and 2023, respectively.
(z) Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. This ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the notes to consolidated financial statements, once adopted. The Company is currently evaluating the impact of this ASU and expects to adopt it for the year ending December 31, 2027.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU requires all public entities, including public entities with a single reportable segment, to disclose the title and position of the Chief Operating Decision Maker (“CODM”) and the significant segment expenses and any additional measures of a segment’s profit or loss used by the CODM to allocate resources and assess performance. This ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted this ASU for the year ended December 31, 2024 and disclosed additional descriptive information as required under ASC 280 (see Note 21).

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
3.    Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents ($ in thousands):

	December 31,
	2024	2023
Cash	448,508	789,051
Cash equivalents (i)	1,159	1,100
	449,667	790,151
Denominated in:
US$	429,887	762,436
RMB (ii)	18,979	25,093
Hong Kong dollar (“HK$”)	114	1,974
Australian dollar (“A$”)	522	587
Taiwan dollar (“TW$”)	165	61
	449,667	790,151
(i)Cash equivalents represent short-term and highly liquid investments in a money market fund.
(ii)Certain cash and bank balances denominated in RMB were deposited with banks in mainland China. The conversion of these RMB-denominated balances into foreign currencies is subject to the rules and regulations of foreign exchange control promulgated by the Chinese government.
4.    Short-Term Investments
Short-term investments are primarily comprised of time deposits with original maturities between three months and one year. The short-term investments balance was $330.0 million and $16.3 million as of December 31, 2024 and 2023, respectively. No allowance for credit loss was recorded as of December 31, 2024 and 2023.
5.    Inventories, Net
The following table presents the Company’s inventories, net ($ in thousands):

	December 31,
	2024	2023
Finished goods	24,063	22,702
Raw materials	13,268	17,655
Work in progress	2,544	4,470
Inventories, net	39,875	44,827
The Company writes down inventory for any excess or obsolete inventories or when the Company believes that the net realizable value of inventories is less than the carrying value. The Company recorded write-downs in inventory, which were included in cost of product revenue of $0.8 million, $1.0 million, and $0.5 million in 2024, 2023, and 2022, respectively.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
6.    Long-Term Investments
In July 2021, the Company made an equity investment in MacroGenics, a biopharmaceutical company focused on developing and commercializing innovative monoclonal antibody-based therapeutics for the treatment of cancer, in a private placement with total contributions of $30.0 million and obtained 958,467 newly issued common shares of MacroGenics at $31.30 per share. The Company recorded this investment at acquisition cost and subsequently measured it at fair value, with the changes in fair value recognized in other income, net in the consolidated statements of operations. The equity investments with readily determinable fair value are measured using level 1 inputs and were $3.1 million and $9.2 million as of December 31, 2024 and 2023, respectively. The Company recognized a loss of $6.1 million, a gain of $2.8 million, and a loss of $9.0 million in 2024, 2023, and 2022, respectively.
7.    Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net ($ in thousands):

	December 31,
	2024	2023
Office equipment	1,230	1,047
Electronic equipment	9,211	9,161
Vehicle	196	199
Laboratory equipment	20,516	20,140
Manufacturing equipment	17,493	17,680
Leasehold improvements	11,306	11,371
Construction in progress	25,129	24,272
	85,081	83,870
Less: accumulated depreciation	(37,120)	(30,136)
Property and equipment, net	47,961	53,734
Depreciation expense was $8.6 million, $8.4 million, and $7.7 million for 2024, 2023, and 2022, respectively.
8.    Leases
The Company leases facilities for its offices, research and development center, and manufacturing facilities in mainland China, Hong Kong, Taiwan, and the United States. Lease terms vary based on the nature of operations and market dynamics; however, all leased facilities are classified as operating leases with remaining lease terms between one and eight years.
The following table presents operating lease costs ($ in thousands). Total lease expense related to short-term leases was insignificant for those periods presented.

	Year Ended December 31,
	2024	2023	2022
Operating fixed lease cost	8,751	8,691	8,774

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
The following table presents operating cash flows related to leases ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities	8,831	9,317	8,084
Non-cash operating lease liabilities arising from obtaining operating right-of-use assets	15,150	3,668	14,801
The maturities of lease liabilities in accordance with ASC 842, Leases in each of the next five years and thereafter were as follows ($ in thousands):

Year Ended December 31, 2024
2025	8,611
2026	4,994
2027	3,725
2028	2,908
2029	2,312
Thereafter	609
Total lease payments	23,159
Less: imputed interest	(1,399)
Present value of minimum operating lease payments	21,760
Weighted-average remaining lease terms and discount rates were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term	3.7 years	2.5 years
Weighted-average discount rate	3.4%	3.0%
9. Intangible Assets, Net
The following table presents the components of the Company’s intangible assets, net ($ in thousands):

	As of December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Commercial products (i)	57,104	(2,637)	54,467	11,351	(186)	11,165
Software	4,360	(2,800)	1,560	4,340	(2,116)	2,224
Total	61,464	(5,437)	56,027	15,691	(2,302)	13,389
(i) The increase in the net carrying value is primarily driven by $33.4 million of regulatory milestone fees for repotrectinib and SUL-DUR (see Note 16) and $12.2 million of acquired commercial manufacturing know-how and related development costs.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
Amortization expense was $3.2 million, $0.7 million, and $0.5 million in 2024, 2023, and 2022, respectively. The weighted-average remaining amortization period for intangible assets for commercial products and software was 9.5 years and 3.0 years, respectively.
Expected future amortization expense for the five succeeding years and thereafter is as follows ($ in thousands):

Year Ended December 31
2025	5,834
2026	6,350
2027	6,859
2028	6,686
2029	4,336
Thereafter	25,962
56,027
10.    Revenues
Product Revenue, Net
The Company’s product revenue is derived from the sales of its commercial products in Greater China. The table below presents the Company’s gross and net product revenue ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Product revenue - gross	423,855	298,911	234,009
Less: Rebates and sales returns	(26,241)	(32,192)	(21,337)
Product revenue - net	397,614	266,719	212,672
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of product revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.
The following table presents the Company’s net revenue by commercial program ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
ZEJULA	187,082	168,843	145,194
VYVGART / VYVGART Hytrulo	93,639	10,011	—
NUZYRA	43,199	21,656	5,200
OPTUNE	40,475	46,969	47,321
QINLOCK	28,826	19,240	14,957
XACDURO	3,305	—	—
AUGTYRO	1,088	—	—
Product revenue - net	397,614	266,719	212,672

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
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
Hong Kong
Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited are incorporated in Hong Kong. Companies registered in Hong Kong are subject to Hong Kong profits tax on the taxable income as reported in their respective statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Under the two-tiered profits tax rates regime in Hong Kong, the first HK$2.0 million of profits of the qualifying group entity will be taxed at 8.25%, and profits above HK$2.0 million will be taxed at 16.5%. In 2024, 2023, and 2022, Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong for any of the periods presented. Under the Hong Kong tax law, Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited are exempted from income tax on its foreign-derived income, and there are no withholding taxes in Hong Kong on remittance of dividends.
People’s Republic of China
Under EIT Law, the statutory income tax rate is 25%, and the EIT rate will be reduced to 15% for state-encouraged High and New Technology Enterprises (“HNTE”). Zai Lab (Shanghai) Co., Ltd., first obtained an HNTE certificate in 2018 and began to enjoy the preferential tax rate of 15% from 2018 to 2020 and further extended the certificate effective

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
for 2021 to 2026. Zai Lab International Trading (Shanghai) Co., Ltd., Zai Lab (Suzhou) Co., Ltd., Zai Biopharmaceutical (Suzhou) Co., Ltd., and Zai Lab Trading (Suzhou) Co., Ltd. are subject to the statutory rate of 25%.
No provision for income taxes has been required to be accrued because the Company is in a cumulative loss position for the periods presented.
The following table presents loss (income) before income taxes ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Cayman Islands	(2,453)	(16,792)	19,454
British Virgin Islands	—	—	2
Mainland China	146,725	253,274	290,056
Hong Kong	1,808	4,483	53,425
United States	110,422	92,869	79,620
Australia	19	14	(260)
Taiwan	582	772	989
	257,103	334,620	443,286
Reconciliations of the differences between the Chinese statutory income tax rate and the Company’s effective income tax rate were as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory income tax rate	25%	25%	25%
Tax-exempted income	0.42%	0.19%	—%
Share-based compensation	(3.52%)	(2.08%)	(1.40%)
Research and development super deduction	5.28%	7.11%	2.51%
Non-deductible expenses	(0.77%)	(2.83%)	(2.31%)
Prior year tax filing adjustment	(3.05%)	1.32%	6.33%
Effect of different tax rate of subsidiary operation in other jurisdictions	(0.73%)	0.02%	(2.85%)
Preferential tax rate	(5.05%)	(7.12%)	(6.26%)
Expiration of tax loss	(2.72%)	—%	—%
Expiration of deductible qualified donation	(0.78%)	2.28%	—%
Changes in valuation allowance	(14.08%)	(23.89%)	(21.02%)
Effective income tax rate	—%	—%	—%

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
The following table presents the principal components of deferred tax assets and liabilities ($ in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Depreciation of property and equipment	171	131
Research and experimental capitalization	38,215	30,429
Share-based compensation	3,797	3,422
Accrued expenses	1,038	707
Government grants	98	467
Deferred revenue	3,442	4,354
Qualified donation	26,832	22,992
Lease liability	3,885	2,967
Net operating loss carry forwards	321,068	295,313
Less: valuation allowance	(394,778)	(357,956)
Total Deferred tax assets	3,768	2,826
Deferred tax liabilities:
Right-of-use assets	(3,768)	(2,826)
Deferred tax assets, net	—	—
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carry forward periods provided for in the tax law. In assessing the need for any additional valuation allowance for 2024, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies, recent losses, and forecasts of future profitability. As of December 31, 2024 and 2023, the Company determined that the deferred tax assets on temporary differences and net operating loss carry forwards related to certain subsidiaries will not be realized, and as such it has fully provided the corresponding valuation allowance.
The following table presents that movement of the valuation allowance on deferred tax assets ($ in thousands):

	2024	2023
Balance as of January 1,	(357,956)	(284,072)
Additions	(36,822)	(73,884)
Balance as of December 31,	(394,778)	(357,956)
As of December 31, 2024 and 2023, the Company had net operating loss carry forwards of $1,951.5 million and $1,804.9 million, respectively. As of December 31, 2024, net operating losses were primarily comprised of: $1,497.0 million derived from a certain entity in mainland China which expires in years 2025 through 2034; $83.6 million derived from other entities in mainland China which expire in years 2025 through 2029; $2.5 million derived from Taiwan which expires in years 2025 through 2034; and $57.7 million, $306.9 million, and $3.8 million derived from Hong Kong, the United States, and Australia, respectively, that have indefinite carryforwards. Net operating loss carryforwards in mainland China and Taiwan expire through 2034 and those in Hong Kong, the United States, and Australia do not expire.
Uncertainties exist with respect to how the current income tax law in mainland China applies to the Company’s overall operations, and more specifically, with regard to tax residency status. The EIT Law includes a provision specifying

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
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
According to the PRC Tax Administration and Collection Law, the statute of limitation is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitation is extended to five years under special circumstances where the underpayment of taxes is more than RMB0.1 million. In the case of transfer pricing issues, the statute of limitation is 10 years. There is no statute of limitation in the case of tax evasion. The income tax returns of the Company’s PRC subsidiary for the years from 2015 to 2024 are open to examination by the PRC tax authorities.
For Hong Kong income tax purposes, the statute of limitations is six years after the relevant year of assessment. This can be extended to 10 years in the case of fraud or willful evasion of taxes. There are no provisions that govern the time limit for tax collection.
For U.S. federal income tax purposes, the statute of limitations is generally 3 years after the due date of the return, or 3 years after the date the return was actually filed, whichever is later. The statute of limitations does not apply to fraud or tax evasion. Also, the statute of limitations is indefinite if no tax return is filed. For state income tax purposes, the statute of limitations is generally 4 years from the return filing date or due date in states including California, Kentucky, and New Jersey, subject to certain exceptions (e.g., fraud, failure to file).
12. Borrowings
The Company has debt arrangements with the Bank of China, SPD Bank, CMB, and Ningbo Bank to support its working capital needs in mainland China. The following table presents the Company’s short-term debt as of December 31, 2024 ($ in thousands):

	Weighted average interest rate per annum	December 31, 2024
Bank of China Working Capital Loans	2.77%	69,138
SPD Bank Working Capital Loans	3.13%	27,823
China Merchant Bank Working Capital Loans	2.91%	34,750
Total short-term debt	2.88%	131,711
Bank of China Working Capital Loan Facility
On February 5, 2024, the Company entered into an uncommitted facility letter with the Bank of China (Hong Kong) Limited (“BOC HK”) pursuant to which BOC HK will provide standby letters of credit for loans of up to $100.0 million for a term of one year. In connection with this agreement, the Company paid a one-time, non-refundable fee of $0.7 million in the first quarter of 2024. In accordance with this agreement, the Company also maintained restricted deposits of $100.0 million, which are presented as restricted cash-current on the consolidated balance sheet, to secure the standby

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
letters of credit. On February 6, 2024 and June 20, 2024, upon the Company’s application, BOC HK provided standby letters of credit in favor of the Bank of China Pudong Development Zone Branch (“BOC Pudong Branch”) for $50.0 million and $23.0 million, respectively, which are or may become payable by the Company’s wholly-owned subsidiary, Zai Lab (Shanghai) Co., Ltd. (“Zai Lab Shanghai”). BOC HK and BOC Pudong Branch are collectively referred to as Bank of China. Zai Lab Shanghai entered into working capital loans with BOC Pudong Branch under this facility in the first half of 2024, and the aggregate principal amount outstanding was RMB497.0 million (approximately $69.1 million) as of December 31, 2024. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every six months.
SPD Bank Working Capital Loan Facility
On February 6, 2024, the Company entered into a maximum-amount guarantee contract with the Shanghai Pudong Development Bank Co., Ltd. Zhangjiang Hi-Tech Park Sub-Branch (“SPD Bank”), pursuant to which the Company will guarantee working capital loans of up to RMB300.0 million (approximately $42.0 million) from SPD Bank to Zai Lab Shanghai over a three-year period. Zai Lab Shanghai entered into working capital loan contracts with SPD Bank under this debt facility in 2024, and the aggregate principal amount outstanding was RMB200.0 million (approximately $27.8 million) as of December 31, 2024. Each working capital loan has a one-year term and is subject to a fixed interest rate.
Ningbo Bank Working Capital Loan Facility
On February 6, 2024, the Company’s wholly-owned subsidiary, Zai Lab (Suzhou) Co., Ltd. (“Zai Lab Suzhou”), entered into a maximum credit contract with Bank of Ningbo Co., Ltd. Suzhou Sub-branch (“Ningbo Bank”) as well as an Electronic Commercial Draft Discounting Master Agreement and Online Working Capital Loan Master Agreement (collectively, the “Ningbo Bank Agreements”). The Ningbo Bank Agreements permit Zai Lab Suzhou to utilize, including through discounting or working capital loan agreements and subject to the terms and conditions in related master agreements, up to RMB230.3 million (approximately $32.4 million), of which Zai Lab Suzhou is authorized to utilize up to RMB160.0 million (approximately $22.5 million). In connection with the arrangements described in the Ningbo Bank Agreements, Zai Lab Suzhou agreed to pledge certain real property it owns in Suzhou. As of December 31, 2024, Zai Lab Suzhou had not entered into any discounting arrangements or working capital loans under this Ningbo Bank working capital loan facility.
China Merchants Bank Working Capital Loan Facility
On July 5, 2024, the Company issued a maximum-amount irrevocable letter of guarantee to China Merchants Bank Co., Ltd. Shanghai Branch (“CMB”), pursuant to which the Company will guarantee working capital loans of up to RMB250.0 million (approximately $34.4 million) from CMB to Zai Lab Shanghai, and Zai Lab Shanghai entered into a Credit Agreement with CMB with respect to the RMB250.0 million facility. The credit facility will be available for one year. As of December 31, 2024, Zai Lab Shanghai has an aggregate principal amount outstanding of RMB249.8 million (approximately $34.8 million) under this debt facility. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
13.    Other Current Liabilities
The following table presents the Company’s other current liabilities ($ in thousands):

	December 31,
	2024	2023
Accrued payroll	30,198	33,711
Accrued professional service fee	5,728	7,520
Payables for purchase of property and equipment	449	2,474
Accrued rebate to distributors	10,839	16,926
Tax payables	5,154	16,988
Other (i)	6,352	5,353
Total	58,720	82,972
(i)Other primarily includes accrued travel, business-related expenses, other payables to employees, and advance payments from partners.
14.    Loss Per Share
The following table presents the computation of the basic and diluted net loss per share ($ in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to ordinary shareholders	(257,103)	(334,620)	(443,286)
Denominator:
Weighted average number of ordinary shares - basic and diluted	989,477,730	966,394,130	958,067,140
Net loss per share-basic and diluted	(0.26)	(0.35)	(0.46)
As a result of the Company’s net loss for 2024, 2023, and 2022, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	December 31,
	2024	2023	2022
Share options	101,015,470	104,584,050	91,181,420
Non-vested restricted shares	31,951,710	31,279,600	33,433,890
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
For the Years Ended December 31, 2024, 2023, and 2022
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
The Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in June 2024 following required approvals from the Company’s shareholders and Board of Directors. No new equity-based awards will be made under the 2022 Plan as of the effective date of the 2024 Plan. The initial aggregate number of shares available for issuance under the 2024 Plan was 99,208,743 ordinary shares.
The share options granted under the equity incentive plans described above have a contractual term of ten years. Share options granted since April 2023 generally vest ratably over a four-year period, and share options granted prior to April 2023 generally vest ratably over a five-year period, with 25% or 20% of the awards vesting on each anniversary of the grant date, respectively, subject to continued employment/service with the Company on the vesting date. The restricted shares granted generally vest ratably over a specified period on the anniversary of the grant date, subject to continued employment/service with the Company on the vesting date. The shares underlying restricted share grants represent shares not yet vested until they have met related consideration or vesting requirements, which are generally continued employment/service to the Company or satisfaction of specified performance conditions. The restricted shares will be released from the restrictions once they vest. Upon termination of the award holders’ service with the Company for any reason, any shares that are outstanding and not yet vested will be immediately forfeited unless otherwise determined by the administrator or set forth in an agreement between the Company and the award holder.
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
Stock Option Activity
The following table presents a summary of option activity and related information in 2024:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($ in thousands)
Outstanding at December 31, 2023	104,584,050	3.14	5.97	83,424
Granted	20,947,480	1.69
Exercised	(5,147,140)	0.64
Forfeited	(19,368,920)	3.93
Outstanding at December 31, 2024	101,015,470	2.82	5.81	83,381
Vested and exercisable as of December 31, 2024	55,805,360	2.50	3.73	65,797

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
The aggregate intrinsic value of stock options exercised during 2024, 2023, and 2022 was $9.4 million, $20.3 million, and $14.3 million, respectively.
Stock Option Valuation Assumptions
The following table presents the assumptions used to estimate the fair values of the share options granted:

	2024	2023	2022
Risk-free rate of return	3.5%-4.5%	3.5%-4.7%	1.4%-4.0%
Expected term (in years)	6.25	6, 6.25 or 6.5	6.5
Estimated volatility rate	70%	70%	65%
Expected dividend rate	0%	0%	0%
Options granted are measured based on grant-date fair value using the Black-Scholes option pricing model. The weighted-average grant-date fair value per share for options granted during 2024, 2023, and 2022 were $1.12, $2.21, and $2.74 per share, respectively.
Non-Vested Restricted Shares Activity
The following table summarized the Company’s non-vested restricted share activity in 2024:

	Numbers of non-vested restricted shares	Aggregate intrinsic value ($ in thousands)
Non-vested as of December 31, 2023	31,279,600	85,487
Granted	17,687,410
Vested	(10,120,260)
Forfeited	(6,895,040)
Non-vested as of December 31, 2024	31,951,710	83,682
The grant-date fair value of restricted shares is the fair value of the underlying stock on the award’s grant date. The weighted-average grant-date fair value per share for restricted shares granted in 2024, 2023, and 2022 were $1.73, $3.18, and $3.71 per share, respectively.
Stock-Based Compensation Expenses
The following table presents the share-based compensation expense which has been reported in the Company’s consolidated statements of operations ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative	42,532	48,017	38,118
Research and development	28,119	31,617	23,184
Total	70,651	79,634	61,302
As of December 31, 2024, there was unrecognized share-based compensation expense related to unvested share options and unvested restricted shares of $70.3 million and $73.3 million, respectively, which the Company expects to recognize over a weighted-average period of 2.63 years and 2.45 years, respectively.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
16.    License and Collaboration Agreements
The Company may enter into collaboration agreements with third parties to license intellectual property. These agreements may require the Company to make upfront payments and payments related to certain future development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates on annual sales of the licensed products in the licensed territory. These agreements generally remain in effect, unless earlier terminated, until the expiration of the last-to-expire royalty term for the last licensed product. The royalty terms generally continue until the latest of: (i) the expiration of the last-to-expire valid claim with respect to licensed patent rights; (ii) the expiration of market or regulatory exclusivity; or (iii) a specified period of time, generally around ten years, after the date of the first commercial sale of the licensed product. These agreements also contain customary provisions for termination by either party, including in the event of a material breach by the other party that remains uncured; by the Company for convenience upon a specified notice period; for certain bankruptcy, insolvency, or other similar events; and by its partners upon challenge of their licensed patent rights.
Payments under these agreements generally become due and payable upon the achievement of such milestones or sales. These commitments are not recorded as liabilities on the consolidated balance sheet because the achievement and timing of these milestones are not fixed and determinable. The following is a description of the Company’s significant license and collaboration agreements as of December 31, 2024, including milestone fees incurred in 2024, 2023, and 2022.
Significant License and Collaboration Arrangements
License and Collaboration Agreement with GSK (Niraparib)
In September 2016, the Company entered into a collaboration, development, and license agreement with Tesaro, a company later acquired by GSK, pursuant to which the Company obtained an exclusive sublicense under certain patents and know-how of GSK to develop, manufacture, and commercialize GSK’s proprietary PARP inhibitor, niraparib, for the diagnosis and prevention of any human diseases or conditions (other than prostate cancer) in mainland China, Hong Kong, and Macau. The Company will purchase ZEJULA from GSK for commercial use in Hong Kong. The Company is not otherwise obligated to purchase ZEJULA or other licensed products from GSK.
The Company recorded development milestone fees into research and development expenses of $4.0 million in 2022. The Company recorded a sales-based milestone fee into an intangible asset of $12.0 million in 2023. The Company may be required to pay an additional aggregate amount of up to $16.0 million in sales-based milestones as well as certain royalties at tiered percentage rates ranging from mid- to high-teens on annual net sales of the licensed products in the licensed territories.
Collaboration and License Agreement with argenx (Efgartigimod)
In January 2021, the Company entered into a collaboration and license agreement with argenx, pursuant to which the Company obtained an exclusive license under certain patients and know-how of argenx to develop and commercialize products containing efgartigimod as an active ingredient in all human and animal uses for any preventative or therapeutic indications in Greater China. The Company will purchase the licensed products exclusively from argenx.
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

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
The Company may be required to pay an additional aggregate amount of up to $42.5 million in sales-based milestones as well as certain royalties at tiered percentage rates ranging from mid-teens to low-twenties on annual net sales of licensed products in the licensed territory.
License and Collaboration Agreement with Novo Holdings (Omadacycline)
In April 2017, the Company entered into a license and collaboration agreement with Paratek Bermuda Ltd. (“Paratek”), a subsidiary of Paratek Pharmaceuticals, Inc. (which was subsequently acquired by Gurnet Point Capital and Novo Holdings A/S), pursuant to which the Company obtained both an exclusive license under certain patents and know-how of Paratek and an exclusive sub-license under certain intellectual property that Paratek licensed from Tufts University to develop, manufacture, and commercialize products containing omadacycline as an active ingredient in the field of all human therapeutic and preventative uses other than biodefense in Greater China.
The Company may be required to pay an additional aggregate amount of up to $40.5 million in sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to mid-teens on annual net sales of licensed products in the licensed territory.
License and Collaboration Agreement with NovoCure (Tumor Treating Fields)
In September 2018, the Company entered into a license and collaboration agreement with NovoCure, pursuant to which it obtained an exclusive license under certain patents and know-how of NovoCure to develop and commercialize any Tumor Treating Fields treatment or delivery system, including the device branded as OPTUNE, in all human therapeutic and preventative uses in the field of oncology in Greater China. The Company will purchase the licensed products exclusively from NovoCure.
The Company may be required to pay an additional aggregate amount of up to $68.0 million in regulatory and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to mid-teens on annual net sales of the licensed products in the licensed territory.
License and Collaboration Agreement with Deciphera (Ripretinib)
In June 2019, the Company entered into a license agreement with Deciphera, pursuant to which it obtained an exclusive license under certain patents and know-how of Deciphera to develop and commercialize products containing ripretinib in the field of the prevention, prophylaxis, treatment, cure, or amelioration of any disease or medical condition in humans in Greater China. The Company will purchase the licensed products exclusively from Deciphera.
The Company may be required to pay an additional aggregate amount of up to $173.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to high-teens on annual net sales of the licensed products in the licensed territory.
License and Collaboration Agreement with Innoviva (SUL-DUR)
In April 2018, the Company entered into a license and collaboration agreement with Entasis (now a wholly owned subsidiary of Innoviva), pursuant to which it obtained an exclusive license under certain patents and know-how of Entasis to develop and commercialize products containing Entasis’s proprietary compounds known as durlobactam with Sulbactam (the combination, SUL-DUR) with the possibility of developing and commercializing a combination of such compounds with Imipenem in all human diagnostic, prophylactic, and therapeutic uses in Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand, and Japan. The Company will purchase the licensed products exclusively from Innoviva.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
The Company recorded a regulatory milestone fee of $8.0 million as an intangible asset in 2024. The Company recorded development milestone fees into research and development expenses of $3.0 million in 2023. The Company may be required to pay an additional aggregate amount of up to $78.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high single digits to low-teens on annual net sales of the licensed products in the licensed territory. The Company is also responsible for a portion of the costs of the global pivotal Phase III ATTACK clinical trial of SUL-DUR outside of the licensed territory.
License Agreement with BMS (Repotrectinib)
In July 2020, the Company entered into an exclusive license agreement with Turning Point (now a wholly-owned subsidiary of BMS), pursuant to which the Company received an exclusive license to develop and commercialize products containing repotrectinib as an active ingredient in all human therapeutic indications in Greater China. The Company will purchase the licensed products exclusively from BMS.
The Company recorded regulatory milestone fees of $25.0 million as an intangible asset in 2024. The Company recorded development milestone fees into research and development expenses of $5.0 million in 2023. The Company may be required to pay an additional aggregate amount of up to $116.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to high-teens on annual net sales of the licensed products in the licensed territory.
License and Collaboration Agreement with Amgen (Bemarituzumab)
In December 2017, the Company entered into a license and collaboration agreement with Five Prime (a company later acquired by Amgen), pursuant to which it obtained an exclusive license under certain patents and know-how of Five Prime to develop and commercialize products containing Five Prime’s proprietary afucosylated FGFR2b antibody known as bemarituzumab (FPA144) as an active ingredient in the treatment or prevention of any disease or condition in humans in Greater China. The Company will purchase the licensed products exclusively from Amgen.
The Company may be required to pay an additional aggregate amount of up to $37.0 million in development and regulatory milestones as well as certain royalties at tiered percentage rates in high-teens on annual net sales of the licensed products in the licensed territory.
Under the terms of the agreement, provided that the Company enrolls and treats a specified number of patients in the bemarituzumab FPA144-004 study in mainland China, the Company is eligible to receive a low single-digit percentage quarterly royalty, on a licensed product-by-licensed product basis on net sales of all licensed products outside of the licensed territory until the tenth (10th) anniversary of the first commercial sale of each such licensed product outside of the licensed territory.
Collaboration and License Agreement with Pfizer (Tisotumab Vedotin)
In September 2022, the Company entered into a collaboration and license agreement with Seagen (a company later acquired by Pfizer), pursuant to which the Company and Seagen agreed to collaboratively develop and commercialize tisotumab vedotin (TIVDAK). Under the agreement, the Company obtained an exclusive license to develop and commercialize TIVDAK in Greater China. The Company will purchase the licensed products exclusively from Pfizer.
The Company recorded an upfront payment of $30.0 million into research and development expenses in 2022. The Company may be required to pay an additional aggregate amount of up to $258.0 million in development, regulatory, and sales-based milestone payments as well as certain royalties at tiered percentage rates ranging from mid-teens to low-twenties on annual net sales of the licensed products in Greater China.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023, and 2022
License Agreement with BMS (Xanomeline and Trospium Chloride)
In November 2021, the Company entered into a license agreement with Karuna (a company later acquired by BMS), pursuant to which the Company obtained an exclusive license to develop, manufacture, and commercialize xanomeline-trospium (KarXT) in Greater China.
The Company recorded development milestone fees into research and development expenses of $10.0 million in each of 2024 and 2022, respectively. The Company may be required to pay an additional aggregate amount of up to $132.0 million in regulatory and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to high-teens on annual net sales of the licensed products in Greater China.
Collaboration and License Agreement with MediLink Therapeutics (DLL3 ADC)
In April 2023, the Company entered into a collaboration and license agreement with MediLink, pursuant to which the Company obtained an exclusive global license to research, develop, manufacture, and commercialize MediLink’s proprietary ADC compound targeting DLL3.
The Company recorded an upfront payment into research and development expenses of $10.0 million in 2023. The Company may be required to pay an additional aggregate amount of up to $592.0 million in development, regulatory, and sales-based milestone payments as well as certain royalties at tiered percentage rates ranging from high single digits to low double digits on annual net sales of the licensed products.
Other License and Collaboration Arrangements That Are Not Individually Significant
The Company may be required to pay an additional aggregate amount of up to $2,045.4 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates on annual net sales under such agreements.
17.    Other Income, Net
The following table presents the Company’s other income, net ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Government grants	8,170	2,433	11,471
(Loss) Gain on equity investments with readily determinable fair value	(6,105)	2,789	(8,952)
Other miscellaneous gain	3,235	1,784	594
Total	5,300	7,006	3,113
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
For the Years Ended December 31, 2024, 2023, and 2022
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
No appropriation to statutory reserves was made in 2024, 2023, and 2022 because the Chinese subsidiaries had substantial losses during such periods.
As a result of these Chinese laws and regulations, subject to the limits discussed above that require annual appropriations of 10% of after-tax profit to be set aside, prior to payment of dividends, as a general reserve fund, the Company’s Chinese subsidiaries are restricted in their ability to transfer out a portion of their net assets.
Foreign exchange and other regulation in mainland China may further restrict the Company’s subsidiaries in mainland China from transferring out funds in the form of dividends, loans, and advances. As of December 31, 2024 and 2023, amounts restricted included the paid-in capital of the Company’s subsidiaries in mainland China and were $506.0 million.
19.    Employee Defined Contribution Plans
Full-time employees of the Company in mainland China participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund, and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s subsidiaries in mainland China make contributions to the government for these benefits primarily based on certain percentages of the employees’ salaries subject to certain caps and other government requirements. The total amounts for such employee benefits, which were expensed as incurred, were $26.0 million, $25.8 million, and $23.6 million for 2024, 2023, and 2022, respectively.
The Company’s employees who are U.S. taxpayers and who meet certain age and service requirements are eligible to participate in a broad-based, defined contribution retirement plan which is qualified under Section 401 of the Internal Revenue Code (the “401(k) plan”). The Company makes a matching contribution equal to 100% in 2024 and 2023 and 50% in 2022 of the first 5% of the employee’s elective contributions under the plan, up to 5.0% of an employee’s eligible compensation. Contributions made by the Company vest 100% upon contribution. The total amounts for such employee benefits, which were expensed as incurred, were $1.1 million, $1.0 million, and $0.5 million in 2024, 2023, and 2022, respectively.
The Company also provides required Mandatory Provident Fund contribution for its full-time employees located in Hong Kong and provides social benefits contribution for its full-time employees located in Taiwan. The total amounts for these contributions, which were expensed as incurred, was $0.2 million in each of 2024, 2023, and 2022.
There is no forfeiture of contribution related to any of the Company’s employee defined contribution plans as described above.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2022, 2023 and 2024

20.    Commitments and Contingencies
(a)    Purchase Commitments
As of December 31, 2024, the Company’s commitments related to commercial manufacturing development and facilities construction and improvement activities that are contracted but not yet reflected in the consolidated financial statements were $6.8 million and were expected to be incurred within one year.
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
21.    Segment Information
The Company operates as a single operating segment engaged in discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. A global research and development organization and a supply chain organization discover, develop, manufacture, and supply our products. A global commercial organization markets, distributes, and sells the products. The business is also supported by global corporate staff functions. The Company’s CODM is the Chief Executive Officer, who assesses performance and allocates resources based on the significant expenses and net income on a consolidated basis. The significant expenses that are regularly provided to the CODM include those amounts that are also reported on the consolidated statement of operations as well as below additional disaggregated measures. The CODM also reviews cash position (which are cash and cash equivalents, current restricted cash, and short-term investments) that are also reported on the consolidated balance sheets when making operating decisions. In accordance with ASC 280, the Company has only one reportable segment.
The following tables present disaggregated expenses that are regularly provided to the CODM:

	Year Ended December 31,
	2024	2023	2022
Selling and marketing expenses	190,367	169,555	159,136
General and administrative expenses	108,374	112,053	99,835
Total selling, general, and administrative expenses	298,741	281,608	258,971

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2022, 2023 and 2024

	Year Ended December 31,
	2024	2023	2022
Personnel compensation and related costs	106,154	115,749	105,561
Licensing fees	30,997	19,291	53,441
CROs/CMOs/Investigators expenses	69,870	103,333	100,544
Other costs	27,483	27,495	26,862
Total research and development expenses	234,504	265,868	286,408

	Year Ended December 31,
	2024	2023	2022
Clinical programs	86,126	112,158	155,792
Pre-clinical programs	31,913	17,356	6,644
Unallocated research and development expenses	116,465	136,354	123,972
Total research and development expenses	234,504	265,868	286,408

	Year Ended December 31,
	2024	2023	2022
Personnel compensation and related costs	174,958	173,389	162,045
Other costs	123,783	108,219	96,926
Total selling, general, and administrative expenses	298,741	281,608	258,971
22.    Subsequent Events
In January 2025, the Company identified an additional opportunity to access capital denominated in RMB through a debt facility with Bank of Communications on favorable commercial terms to support its working capital needs in mainland China. As a result, on January 2, 2025, the Company entered into a guarantee contract with Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch (“BOCOM”) pursuant to which the Company will guarantee working capital loans from BOCOM to Zai Lab Shanghai, and Zai Lab Shanghai entered into a working capital loan contract with BOCOM with respect to a revolving credit facility of up to RMB300.0 million (approximately $41.1 million), of which the full amount was subsequently withdrawn by Zai Lab Shanghai in February 2025. The working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
In February 2025, upon the maturity of a portion of the short-term debt with BOC Pudong Branch (see Note 12), Zai Lab Shanghai repaid RMB340.0 million (approximately $46.9 million) of the loan balance.

Schedule I — Condensed Financial Information of Registrant
Zai Lab Limited
Financial Information of Parent Company
Condensed Balance Sheets
(in thousands of $, except for number of shares and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	98,755	565,981
Restricted Cash, current	100,000	—
Short-term investments	330,000	—
Prepayments and other current assets	5,227	7,423
Total current assets	533,982	573,404
Investment in subsidiaries	309,901	224,954
Total assets	843,883	798,358
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Other current liabilities	2,985	2,240
Total current liabilities	2,985	2,240
Total liabilities	2,985	2,240
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized, 1,082,614,740 and 977,151,270 shares issued as of December 31, 2024 and 2023, respectively; 1,077,702,540 and 972,239,070 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	7	6
Additional paid-in capital	3,264,295	2,975,302
Accumulated deficit	(2,453,083)	(2,195,980)
Accumulated other comprehensive income	50,515	37,626
Treasury stock	(20,836)	(20,836)
Total shareholders’ equity	840,898	796,118
Total liabilities and shareholders’ equity	843,883	798,358

Schedule I — Condensed Financial Information of Registrant
Zai Lab Limited
Financial Information of Parent Company
Condensed Statements of Operations and Comprehensive Loss
(in thousands of $)

	Year Ended December 31,
	2024	2023	2022
Operating Expenses:
Research and development	(8)	(82)	(178)
General and administrative	(20,275)	(16,958)	(19,773)
Loss from operations	(20,283)	(17,040)	(19,951)
Interest income	28,176	30,840	12,857
Other (expense) income, net	(5,438)	4,029	(8,678)
Profit (Loss) before income tax and equity in loss of subsidiaries	2,455	17,829	(15,772)
Equity in loss of subsidiaries	(259,558)	(352,449)	(427,514)
Income tax expense	—	—	—
Net loss	(257,103)	(334,620)	(443,286)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustment	12,889	11,941	49,330
Comprehensive loss	(244,214)	(322,679)	(393,956)

Schedule I — Condensed Financial Information of Registrant
Zai Lab Limited
Financial Information of Parent Company
Condensed Statements of Cash Flows
(in thousands of $)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	(257,103)	(334,620)	(443,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred income	—	—	(234)
Share based compensation	4,759	3,217	3,724
Equity in loss of subsidiaries	259,558	352,449	427,514
Loss from fair value changes of equity investment of readily determinable fair value	6,105	(2,789)	8,952
Changes in operating assets and liabilities:
Prepayments and other current assets	2,266	2,780	(7,839)
Other current liabilities	(248)	(379)	1,648
Net cash provided by (used in) operating activities	15,337	20,658	(9,521)
Cash flows from investing activities:
Purchases of short-term investments	(330,000)	—	(260,274)
Proceeds from maturity of short-term investments	—	—	705,274
Investment in subsidiaries	(271,830)	(392,893)	(80,942)
Net cash (used in) provided by investing activities	(601,830)	(392,893)	364,058
Cash flows from financing activities:
Proceeds from exercises of stock options	3,200	2,369	5,870
Proceeds from issuance of ordinary shares upon public offerings	217,350	—	—
Payment of public offering costs	(1,283)	—	—
Employee taxes paid related to settlement of equity awards	—	(8,802)	(7,600)
Net cash provided by (used in) financing activities	219,267	(6,433)	(1,730)
Effect of foreign exchange rate changes on cash and cash equivalent	—	—	—
Net (decrease) increase in cash and cash equivalents	(367,226)	(378,668)	352,807
Cash, cash equivalents and restricted cash — beginning of the year	565,981	944,649	591,842
Cash, cash equivalents and restricted cash — end of the year	198,755	565,981	944,649

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
4.    As of December 31, 2024 and 2023, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of Zai Lab Limited.