Form 10-Q
period 2025-03-31
Zai Lab Ltd
filed 2025-05-08
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-38205
____________________
ZAI LAB LIMITED
(Exact Name of Registrant as Specified in its Charter)
____________________

Cayman Islands	98-1144595
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4560 Jinke Road Bldg. 1, 4th Floor, Pudong Shanghai China	201210
314 Main Street 4th Floor, Suite 100 Cambridge, MA, USA	02142
(Address of Principal Executive Offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, 1,084,743,860 ordinary shares of the registrant, par value $0.000006 per share, were outstanding, of which 486,853,250 ordinary shares were held in the form of American Depositary Shares.

Table of Contents
Zai Lab Limited
Quarterly Report on Form 10-Q
For the First Quarter of 2025

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
•    Any violation or liability under the U.S. Foreign Corrupt Practices Act or Chinese anti-corruption, anti-bribery, and anti-fraud laws;
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
These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), our Quarterly Reports on Form 10-Q, and our other filings with the U.S. Securities and Exchange Commission. Forward-looking statements are based on our management’s beliefs and assumptions and information currently available to our management. These statements, like all statements in this report, speak only as of their date. We anticipate that subsequent events and developments will cause our expectations and assumptions to change, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.
Usage of Terms
Throughout this report, we use certain acronyms and terms that are defined in the Glossary of our 2024 Annual Report. References to “Zai Lab,” the “Company,” “we,” “us,” and “our” refer to Zai Lab Limited, a holding company, and its subsidiaries, on a consolidated basis; and references to “Zai Lab Limited” refer to Zai Lab Limited, a holding company. Zai Lab Limited is the entity in which investors hold their interest.
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

PART I – FINANCIAL INFORMATION
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial information and the accompanying notes included in our 2024 Annual Report.

Item 1. Financial Statements.
Zai Lab Limited
Unaudited Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars (“$”), except for number of shares and per share data)

	Notes	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	3	757,263	449,667
Restricted cash, current		100,000	100,000
Short-term investments		—	330,000
Accounts receivable (net of allowance for credit losses of $22 and $25 as of March 31, 2025 and December 31, 2024, respectively)		76,555	85,178
Notes receivable		11,118	4,233
Inventories, net	4	53,054	39,875
Prepayments and other current assets		43,878	41,527
Total current assets		1,041,868	1,050,480
Restricted cash, non-current		1,113	1,114
Property and equipment, net	5	49,654	47,961
Operating lease right-of-use assets		19,081	21,496
Land use rights, net		2,882	2,907
Intangible assets, net	6	56,198	56,027
Other non-current assets		2,534	5,768
Total assets		1,173,330	1,185,753
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		103,017	100,906
Current operating lease liabilities		6,574	8,048
Short-term debt	10	173,405	131,711
Other current liabilities	11	36,811	58,720
Total current liabilities		319,807	299,385
Deferred income		30,126	31,433
Non-current operating lease liabilities		12,319	13,712
Other non-current liabilities		325	325
Total liabilities		362,577	344,855
Commitments and contingencies (Note 17)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized; 1,089,076,400 and 1,082,614,740 shares issued as of March 31, 2025 and December 31, 2024, respectively; 1,084,164,200 and 1,077,702,540 shares outstanding as of March 31, 2025 and December 31, 2024, respectively)		7	7
Additional paid-in capital		3,283,800	3,264,295
Accumulated deficit		(2,501,521)	(2,453,083)
Accumulated other comprehensive income		49,303	50,515
Treasury Stock (at cost, 4,912,200 shares as of both March 31, 2025 and December 31, 2024)		(20,836)	(20,836)
Total shareholders’ equity		810,753	840,898
Total liabilities and shareholders’ equity		1,173,330	1,185,753
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Operations
(in thousands of $, except for number of shares and per share data)

		Three Months Ended March 31,
	Notes	2025	2024
Revenues
Product revenue, net	7	105,650	87,149
Collaboration revenue	7	837	—
Total revenues		106,487	87,149
Expenses
Cost of product revenue		(38,452)	(33,619)
Cost of collaboration revenue		(195)	—
Research and development		(60,729)	(54,645)
Selling, general, and administrative		(63,422)	(69,194)
Loss from operations		(56,311)	(70,309)
Interest income		8,606	9,658
Interest expenses		(1,187)	(113)
Foreign currency gains (losses)		651	(2,068)
Other (expense) income, net	15	(197)	9,361
Loss before income tax		(48,438)	(53,471)
Income tax expense	8	—	—
Net loss		(48,438)	(53,471)
Loss per share - basic and diluted	9	(0.04)	(0.05)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		1,080,825,300	973,145,760
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands of $)

	Three Months Ended March 31,
	2025	2024
Net loss	(48,438)	(53,471)
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	(1,212)	1,542
Comprehensive loss	(49,650)	(51,929)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of $, except for number of shares)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2024	1,082,614,740	7	3,264,295	(2,453,083)	50,515	(4,912,200)	(20,836)	840,898
Issuance of ordinary shares upon vesting of restricted shares	137,540	0	0	—	—	—	—	—
Exercise of share options	6,324,120	0	3,733	—	—	—	—	3,733
Issuance cost of the follow-on public offering	—	—	(28)	—	—	—	—	(28)
Share-based compensation	—	—	15,800	—	—	—	—	15,800
Net loss	—	—	—	(48,438)	—	—	—	(48,438)
Foreign currency translation	—	—	—	—	(1,212)	—	—	(1,212)
Balance at March 31, 2025	1,089,076,400	7	3,283,800	(2,501,521)	49,303	(4,912,200)	(20,836)	810,753

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2023	977,151,270	6	2,975,302	(2,195,980)	37,626	(4,912,200)	(20,836)	796,118
Issuance of ordinary shares upon vesting of restricted shares	1,046,440	0	0	—	—	—	—	—
Share-based compensation	—	—	17,980	—	—	—	—	17,980
Net loss	—	—	—	(53,471)	—	—	—	(53,471)
Foreign currency translation	—	—	—	—	1,542	—	—	1,542
Balance at March 31, 2024	978,197,710	6	2,993,282	(2,249,451)	39,168	(4,912,200)	(20,836)	762,169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of $)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	(48,438)	(53,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	(3)	1
Inventory write-down	27	37
Depreciation and amortization expenses	3,458	3,012
Amortization of deferred income	(1,331)	(840)
Share-based compensation	15,800	17,980
Loss (gain) from fair value changes of equity investment with readily determinable fair value	1,912	(4,889)
Losses on disposal of property and equipment	—	407
Noncash lease expenses	2,466	2,069
Debt issuance costs	—	700
Foreign currency remeasurement impact	(651)	2,068
Changes in operating assets and liabilities:
Accounts receivable	8,737	(1,328)
Notes receivable	(6,885)	(9,239)
Inventories	(13,198)	6,818
Prepayments and other current assets	(1,601)	(1,253)
Other non-current assets	1,401	(271)
Accounts payable	2,720	(13,370)
Other current liabilities	(23,275)	(34,204)
Operating lease liabilities	(2,827)	(2,783)
Deferred income	(11)	(1,550)
Net cash used in operating activities	(61,699)	(90,106)
Cash flows from investing activities
Proceeds from maturity of short-term investment	330,000	16,300
Purchases of property and equipment	(1,534)	(974)
Acquisition of intangible assets	(2,333)	(12,034)
Net cash provided by investing activities	326,133	3,292
Cash flows from financing activities
Proceeds from short-term debt	101,890	48,248
Repayment of short-term bank borrowings	(60,904)	—
Payments of debt issuance costs	—	(700)
Proceeds from exercises of stock options	3,009	—
Payments of public offering costs	(854)	—
Net cash provided by financing activities	43,141	47,548
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	20	(104)
Net increase (decrease) in cash, cash equivalents and restricted cash	307,595	(39,370)
Cash, cash equivalents and restricted cash - beginning of period	550,781	791,264
Cash, cash equivalents and restricted cash - end of period	858,376	751,894
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	2,645	2,481
Payables for acquisition of intangible assets	2,075	78
Payables for public offering costs	168	—
Right-of-use asset acquired under operating leases	—	2,395
Receivable from sales of equity investments	1,203	—
Receivables for stock option exercise under equity incentive plans	794	—
Supplemental disclosure of cash flow information
Cash paid for interest	1,101	45
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The December 31, 2024 condensed consolidated balance sheet data included in this report were derived from the audited financial statements in the 2024 Annual Report.
The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the year ending December 31, 2025.
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
(d) Fair Value Measurements
Financial instruments of the Company primarily include cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, non-current restricted cash, accounts payable, short-term debt, and other current liabilities. As of March 31, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, prepayments and

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements other current assets, accounts payable, short-term debt, and other current liabilities approximated their fair value due to the short-term maturity of these instruments, and the carrying value of notes receivable and non-current restricted cash approximated their fair value based on the assessment of the ability to recover these amounts.
(e) Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in additional disclosure in the consolidated financial statements, once adopted. The Company is currently evaluating the impact of this ASU and expects to adopt it for the year ending December 31, 2025.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. This ASU will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expects to adopt it for the year ending December 31, 2027.
For additional information on the Company’s significant accounting policies, refer to the notes to the consolidated financial statements in the 2024 Annual Report.
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents ($ in thousands):

	March 31, 2025	December 31, 2024
Cash	756,089	448,508
Cash equivalents (i)	1,174	1,159
	757,263	449,667
Denominated in:
US$	734,857	429,887
Renminbi (“RMB”) (ii)	21,245	18,979
Hong Kong dollar (“HK$”)	306	114
Australian dollar (“A$”)	521	522
Taiwan dollar (“TW$”)	334	165
	757,263	449,667
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
4. Inventories, Net
The following table presents the Company’s inventories, net ($ in thousands):

	March 31, 2025	December 31, 2024
Finished goods	33,432	24,063
Raw materials	15,317	13,268
Work in progress	4,305	2,544
Inventories, net	53,054	39,875
The Company writes down inventory for any excess or obsolete inventory or when the Company believes that the net realizable value of inventory is less than the carrying value. The Company recorded write-downs in inventory, which were included in cost of product revenue, of insignificant amounts in the first quarter of 2025 and 2024.
5. Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net ($ in thousands):

	March 31, 2025	December 31, 2024
Office equipment	1,231	1,230
Electronic equipment	9,498	9,211
Vehicle	196	196
Laboratory equipment	20,537	20,516
Manufacturing equipment	17,525	17,493
Leasehold improvements	11,324	11,306
Building	24,084	—
Construction in progress	4,274	25,129
	88,669	85,081
Less: accumulated depreciation	(39,015)	(37,120)
Property and equipment, net	49,654	47,961
Depreciation expense was $2.0 million and $2.2 million in the first quarter of 2025 and 2024, respectively.
6. Intangible Assets, Net
The following table presents the components of the Company’s intangible assets, net ($ in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Commercial products	58,744	(3,953)	54,791	57,104	(2,637)	54,467
Software	4,366	(2,959)	1,407	4,360	(2,800)	1,560
Total	63,110	(6,912)	56,198	61,464	(5,437)	56,027
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
Amortization expense was $1.5 million and $0.7 million in the first quarter of 2025 and 2024, respectively.
7. Revenues
Product Revenue, Net
The Company’s product revenue is derived from the sales of its commercial products in Greater China. The table below presents the Company’s gross and net product revenue ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Product revenue - gross	112,333	93,112
Less: Rebates and sales returns	(6,683)	(5,963)
Product revenue - net	105,650	87,149
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of product revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.
The following table presents the Company’s net revenue by commercial program ($ in thousands):

	Three Months Ended March 31,
	2025	2024
ZEJULA	49,529	45,501
VYVGART / VYVGART Hytrulo	18,105	13,162
NUZYRA	15,118	9,913
OPTUNE	11,363	12,480
QINLOCK	8,509	6,093
XACDURO	1,117	—
AUGTYRO	1,626	—
Other (i)	283	—
Product revenue - net	105,650	87,149
(i)Other includes product candidates sold in patient programs prior to commercialization.
Collaboration Revenue
Collaboration revenue was $0.8 million in the first quarter of 2025 and related to promotional activities in mainland China. We had no such collaboration revenue in the first quarter of 2024.
8. Income Tax
No provision for income taxes has been required to be accrued because the Company is in a cumulative loss position for the periods presented.
The Company recorded a full valuation allowance against deferred tax assets of all its consolidated entities because all entities were in a cumulative loss position as of March 31, 2025 and December 31, 2024. No unrecognized tax benefits and related interest and penalties were recorded in the periods presented.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
9. Loss Per Share
The following table presents the computation of the basic and diluted net loss per share ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	(48,438)	(53,471)
Denominator:
Weighted average number of ordinary shares - basic and diluted	1,080,825,300	973,145,760
Net loss per share - basic and diluted	(0.04)	(0.05)
As a result of the Company’s net loss in the first quarter of 2025 and 2024, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	March 31,
	2025	2024
Share options	98,164,510	104,244,590
Non-vested restricted shares	32,537,760	29,893,540
10. Borrowings
The Company has debt arrangements with the Bank of China, SPD Bank, CMB, BOCOM, and Ningbo Bank to support its working capital needs in mainland China. The following table presents the Company’s short-term debt as of March 31, 2025 ($ in thousands):

	Weighted average interest rate per annum	March 31, 2025
Bank of China Working Capital Loans	2.60%	48,132
SPD Bank Working Capital Loans	2.80%	41,793
China Merchant Bank Working Capital Loans	2.91%	34,799
Bank of Communications Working Capital Loans	2.75%	41,793
Ningbo Bank Electronic Commercial Draft Discounting Agreement	1.90%	6,888
Total short-term debt	2.72%	173,405
Bank of China Working Capital Loan Facility
On February 5, 2024, the Company entered into an uncommitted facility letter with the Bank of China (Hong Kong) Limited (“BOC HK”) pursuant to which BOC HK will provide standby letters of credit for loans of up to $100.0 million for a term of one year. In connection with this agreement, the Company paid a one-time, non-refundable fee of $0.7 million in the first quarter of 2024. In accordance with this agreement, the Company also maintained restricted deposits of $100.0 million, which are presented as restricted cash-current on the unaudited condensed consolidated balance sheet, to secure the standby letters of credit. On June 20, 2024 and January 22, 2025, upon the Company’s application, BOC HK provided standby letters of credit in favor of the Bank of China Pudong Development Zone Branch (“BOC Pudong Branch”) for $23.0 million and $27.0 million, respectively, which are or may become payable by the Company’s wholly-owned subsidiary, Zai Lab (Shanghai) Co., Ltd. (“Zai Lab Shanghai”). BOC HK and BOC Pudong Branch are collectively

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements referred to as Bank of China. As of March 31, 2025, the aggregate principal amount outstanding was RMB345.5 million (approximately $48.1 million). Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every six months.
SPD Bank Working Capital Loan Facility
On February 6, 2024, the Company entered into a maximum-amount guarantee contract with the Shanghai Pudong Development Bank Co., Ltd. Zhangjiang Hi-Tech Park Sub-Branch (“SPD Bank”) pursuant to which the Company will guarantee working capital loans of up to RMB300.0 million (approximately $42.0 million) from SPD Bank to Zai Lab Shanghai over a three-year period. As of March 31, 2025, the aggregate principal amount outstanding was RMB300.0 million (approximately $41.8 million). Each working capital loan has a one-year term and is subject to a fixed interest rate.
China Merchants Bank Working Capital Loan Facility
On July 5, 2024, the Company issued a maximum-amount irrevocable letter of guarantee to China Merchants Bank Co., Ltd., Shanghai Branch (“CMB”) pursuant to which the Company will guarantee working capital loans of up to RMB250.0 million (approximately $34.4 million) from CMB to Zai Lab Shanghai, and Zai Lab Shanghai entered into a Credit Agreement with CMB with respect to the RMB250.0 million facility. The credit facility will be available for one year. As of March 31, 2025, the aggregate principal amount outstanding was RMB249.8 million (approximately $34.8 million) under this debt facility. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
Bank of Communications Working Capital Loan Facility
On January 2, 2025, the Company entered into a guarantee contract with Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch (“BOCOM”) pursuant to which the Company will guarantee working capital loans from BOCOM to Zai Lab Shanghai, and Zai Lab Shanghai entered into a working capital loan contract with BOCOM with respect to a revolving credit facility of up to RMB300.0 million (approximately $41.1 million). As of March 31, 2025, the aggregate principal amount outstanding was RMB300.0 million (approximately $41.8 million) under this debt facility. The working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
Ningbo Bank Working Capital Loan Facility
On February 6, 2024, the Company’s wholly-owned subsidiary, Zai Lab (Suzhou) Co., Ltd. (“Zai Lab Suzhou”), entered into a maximum credit contract with Bank of Ningbo Co., Ltd. Suzhou Sub-branch (“Ningbo Bank”) as well as an Electronic Commercial Draft Discounting Master Agreement and Online Working Capital Loan Master Agreement (collectively, the “Ningbo Bank Agreements”). The Ningbo Bank Agreements permit Zai Lab Suzhou to utilize, including through discounting or working capital loan agreements and subject to the terms and conditions in related master agreements, up to RMB230.3 million (approximately $32.4 million), of which Zai Lab Suzhou is authorized to utilize up to RMB160.0 million (approximately $22.5 million). In March 2025, pursuant to the Ningbo Bank Agreements, Zai Lab Suzhou entered into an electronic commercial draft discounting agreement with Ningbo Bank, and discounted RMB49.4 million (approximately $6.9 million) of its intercompany receivables. The cash proceeds from the discounting arrangement were classified as short-term debt. The discounted bill has a 6-month term.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
11. Other Current Liabilities
The following table presents the Company’s other current liabilities ($ in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll	12,168	30,198
Accrued professional service fee	3,475	5,728
Payables for purchase of property and equipment	2,645	449
Accrued rebate to distributors	11,773	10,839
Tax payables	3,770	5,154
Other (i)	2,980	6,352
Total	36,811	58,720
(i)Other primarily includes accrued travel, business-related expenses, and advance payments from partners.
12. Related Party Transactions
In January 2025, the Company entered into a license agreement with Zenas BioPharma (HK) Limited (“Zenas”), pursuant to which the Company obtained a license under certain patents and know-how of Zenas to develop and commercialize products containing a differentiated humanized monoclonal antibody targeting IGF-1R as an active ingredient in Greater China. One of the members of the Company’s Board of Directors, Mr. Moulder, is also the Chairman of the Board of Directors and Chief Executive Officer of Zenas. The Company recorded a $10.0 million upfront fee into research and development expenses in the first quarter of 2025. As of March 31, 2025, the Company may be required to pay an additional aggregate amount of up to $117.0 million in development and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high-single digits to mid-teens on annual net sales of the licensed products in the licensed territories.
13. Share-Based Compensation
During the first quarter of 2025, the Company granted share options to purchase up to 5,062,710 ordinary shares and restricted shares representing 1,825,540 ordinary shares under its equity incentive plans. The share options granted have a contractual term of ten years. Share options granted since April 2023 generally vest ratably over a four-year period, and share options granted prior to April 2023 generally vest ratably over a five-year period, with 25% or 20% of the awards vesting on each anniversary of the grant date, respectively, subject to continued employment/service with the Company on the vesting date. The restricted shares granted generally vest ratably over a specified period on the anniversary of the grant date, subject to continued employment/service with the Company on the vesting date. For a description of the Company’s equity incentive plans and more details on the terms of the share-based awards, see Note 15 of the 2024 Annual Report.
The following table presents the share-based compensation expense that has been reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative	10,226	11,036
Research and development	5,574	6,944
Total	15,800	17,980

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
As of March 31, 2025, there was unrecognized share-based compensation expense related to unvested share options and unvested restricted shares of $71.9 million and $69.0 million, respectively, which the Company expects to recognize over a weighted-average period of 2.60 years and 2.28 years, respectively.
14. License and Collaboration Agreements
The Company has entered into various license and collaboration agreements with third parties to develop and commercialize product candidates.
Significant License and Collaboration Arrangements
For a description of the material terms of the Company’s significant license and collaboration agreements, see Note 16 of the 2024 Annual Report. During the first quarter of 2025, the Company did not enter into any new significant license or collaboration agreements or incur any milestone fees under our existing significant license and collaboration agreements.
Other License and Collaboration Arrangements That Are Not Individually Significant
The Company recorded upfront fees of $20.0 million into research and development expenses in the first quarter of 2025 for license and collaboration agreements that are not individually significant.
15. Other (Expense) Income, Net
The following table presents the Company’s other income, net ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Government grants	16	2,791
(Loss) Gain on equity investments with readily determinable fair value	(1,912)	4,889
Other miscellaneous gain	1,699	1,681
Total	(197)	9,361
16. Restricted Net Assets
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
No appropriation to statutory reserves was made in the first quarter of 2025 and 2024 because the Chinese subsidiaries had substantial losses during such periods.

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
Foreign exchange and other regulation in mainland China may further restrict the Company’s subsidiaries in mainland China from transferring out funds in the form of dividends, loans, and advances. As of March 31, 2025 and December 31, 2024, amounts restricted included the paid-in capital of the Company’s subsidiaries in mainland China and were $506.0 million.
17. Commitments and Contingencies
(a) Purchase Commitments
As of March 31, 2025, the Company’s commitments related to commercial manufacturing development and facilities construction and improvement activities that are contracted but not yet reflected in the unaudited condensed consolidated financial statements were $3.8 million and were expected to be incurred within one year.
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
18. Segment Information
The Company operates as a single operating segment that is engaged in discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. A global research and development organization and a supply chain organization discover, develop, manufacture, and supply our products. A global commercial organization markets, distributes, and sells the products. The business is also supported by global corporate staff functions. The Company’s CODM is the Chief Executive Officer, who assesses performance and allocates resources based on the significant expenses and net income on a consolidated basis. The significant expenses that are regularly provided to the CODM include those amounts that are also reported on the consolidated statement of operations as well as below additional disaggregated measures. The CODM also reviews cash position (which are cash and cash equivalents, current restricted cash, and short-term investments) that are also reported on the consolidated balance sheets when making operating decisions. In accordance with ASC 280, the Company has only one reportable segment.
The following tables present disaggregated expenses that are regularly provided to the CODM:

	Three Months Ended March 31,
	2025	2024
Personnel compensation and related costs	24,079	28,008
Licensing fees	19,997	—
CROs/CMOs/Investigators expenses	9,830	19,904
Other costs	6,823	6,733
Total research and development expenses	60,729	54,645

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements

	Three Months Ended March 31,
	2025	2024
Clinical programs	28,092	18,788
Pre-Clinical programs	3,314	2,049
Unallocated research and development expenses	29,323	33,808
Total research and development expenses	60,729	54,645

	Three Months Ended March 31,
	2025	2024
Personnel compensation and related costs	40,643	45,894
Other costs	22,779	23,300
Total selling, general, and administrative expenses	63,422	69,194

	Three Months Ended March 31,
	2025	2024
Selling and marketing expenses	41,939	43,594
General and administrative expenses	21,483	25,600
Total selling, general, and administrative expenses	63,422	69,194

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our 2024 Annual Report and our unaudited condensed consolidated financial statements and the accompanying notes for the first quarter of 2025 included in Item 1. Financial Statements.
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. We intend to leverage our competencies and resources to positively impact human health in Greater China and worldwide. We currently have seven commercial programs – ZEJULA,VYVGART / VYVGART Hytrulo, NUZYRA, OPTUNE, QINLOCK, XACDURO, and AUGTYRO – with products that have received marketing approval and that we have commercially launched in one or more territories in Greater China. We also have multiple programs in late-stage product development and a number of ongoing pivotal trials across our portfolio.
Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and selling, general and administrative costs associated with our operations. Developing high quality product candidates requires significant investment in our research and development activities over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. Our ability to generate profits and positive cash flow from operations depends upon our ability to successfully market our commercial products and to successfully expand the indications for these products and develop and commercialize our other product candidates. As discussed further below, we expect to continue to incur substantial costs related to our research and development and commercialization activities.
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
Recent Developments
Commercial Products
Net product revenue was $105.7 million for the first quarter of 2025, an increase of 21% compared to the prior year period, primarily driven by increased sales for NUZYRA, VYVGART, and ZEJULA. Increased sales for these products were supported by increased patient access supported by their listings in the NRDL.
Product Candidates
We continued to advance our product candidates through our research and development activities, including the following developments with respect to our clinical trials and regulatory approvals:
Oncology
•ZL-1310 (DLL3 ADC): In April 2025, we initiated a global Phase I/II study in patients with selected solid neuroendocrine tumors, allowing us to evaluate its therapeutic potential beyond ES-SCLC.
•Tisotumab Vedotin (TIVDAK, Tissue Factor ADC): In March 2025, China’s NMPA accepted the BLA for TIVDAK for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after systemic therapy. The BLA submission is supported by the results from the global, randomized, Phase III innovaTV 301 clinical trial and the results from the China subpopulation of this study. As reported in January 2025, the China subpopulation results were consistent with those in the global population. TIVDAK demonstrated a 45% reduction in the risk of death compared to chemotherapy.

•Repotrectinib: In April 2025, China’s NMPA accepted the supplemental NDA for repotrectinib for the treatment of adult patients with NTRK+ solid tumors. The application is intended for patients whose disease is locally advanced or metastatic, or where surgical resection is likely to result in severe morbidity, and who have either progressed following prior therapies or have no satisfactory alternative treatment options.
•ZL-6201 (LRRC15 ADC): In April 2025, we presented new data at the AACR Annual Meeting 2025 reflecting that ZL-6201 efficiently internalizes within and kills tumor cells, while also exhibiting a strong bystander killing effect in the tumor microenvironment. Based on these findings, we plan to initiate IND-enabling studies of ZL-6201 as a potential treatment for patients with sarcoma and other LRRC15-positive solid tumors, such as breast cancer and other malignancies, in 2025.
•ZL-1222 (PD-1 / IL-12): In April 2025, we presented data at the AACR Annual Meeting 2025, marking the first public disclosure of this global asset. Findings from the pre-clinical studies demonstrate its potent antitumor activity in both anti-PD-1 sensitive and -resistant tumor models, with improved systemic safety. These results indicate its potential to benefit patients who are unresponsive or resistant to the current immune-oncology therapies.
Immunology, Neuroscience, and Infectious Disease
•Efgartigimod (FcRn): In April 2025, our partner argenx announced that the FDA had approved VYVGART Hytrulo prefilled syringe (PFS) for self-injection in gMG and CIDP. PFS is the third approved administration option for efgartigimod, providing additional flexibility and convenience for patients. Zai Lab plans to submit for Chemical Manufacturing and Control (CMC) variation for PFS for these indications in China in 2025.
•KarXT: In January 2025, the NMPA accepted the NDA for KarXT for the treatment of schizophrenia. The NDA submission was supported by data from the Phase I PK study, Phase III China study, the global Phase III EMERGENT-2 and EMERGENT-3 clinical trials, and long-term follow-up results. This follows FDA approval of KarXT, under the brand name COBENFY, for the treatment of schizophrenia in adults in September 2024. COBENFY does not have atypical antipsychotic class warnings and precautions and does not have a boxed warning.
•ZL-1102 (IL-17 Humabody®): We have decided to discontinue the global Phase II clinical trial of ZL-1102 following a comprehensive review of interim analysis from the first 40 enrolled participants, and the subsequent recommendation of the independent Data and Safety Monitoring Board.
•Povetacicept (APRIL/BAFF): Our partner Vertex has completed enrollment of the interim analysis cohort in the global Phase III RAINIER study of povetacicept in IgA nephropathy. Zai Lab participated in the study in Greater China.
Factors Affecting Our Results of Operations
Our Commercial Products
We generate product revenue through the sale of our commercial products in Greater China, net of any related sales returns and rebates to distributors. Our cost of product revenue mainly consists of the costs of manufacturing ZEJULA and NUZYRA; costs of purchasing VYVGART / VYVGART Hytrulo, OPTUNE, QINLOCK, XACDURO, and AUGTYRO from our collaboration partners; any royalty fees incurred as a result of sales of our commercial products under our license and collaboration agreements; and amortization of capitalized post-approval milestone fees incurred under our license and collaboration agreements. We expect our product revenue to increase in coming years as we continue to focus on increasing patient access to our existing commercial products, such as through NRDL listing or increased supplemental insurance coverage in the private-pay market, and as we launch additional commercial products, if and when we obtain required regulatory approvals. We expect our cost of product revenue to increase as the volume of products sold increases.

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
License and Collaboration Arrangements
Our results of operations have been, and will continue to be, affected by our license and collaboration agreements. In accordance with these agreements, we may be required to make upfront payments and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. As of March 31, 2025, we may in the future be required to pay development and regulatory milestone payments of up to an additional aggregate amount of $247.5 million for our current clinical programs and $684.9 million for other programs. Such development and regulatory milestone payments are contingent on the progress of our product candidates prior to commercialization, and we see these payments as favorable because they indicate that product candidates are advancing. As of March 31, 2025, we also in the future may be required to pay sales-based milestone payments of up to an additional aggregate amount of $2,555.0 million as well as certain royalties at tiered percentage rates on annual net sales. Such sales-based milestone and royalty payments are contingent on the performance of our commercial products, and we see these payments as favorable because they signify that a product is achieving higher sales levels.

Results of Operations
In this section, we discuss our results of operations for the first quarter of 2025 compared to the first quarter of 2024.
The following table presents our results of operations ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues
Product revenue, net	105,650	87,149	18,501	21%
Collaboration revenue	837	—	837	NM
Total revenues	106,487	87,149	19,338	22%
Expenses
Cost of product revenue	(38,452)	(33,619)	(4,833)	14%
Cost of collaboration revenue	(195)	—	(195)	NM
Research and development	(60,729)	(54,645)	(6,084)	11%
Selling, general, and administrative	(63,422)	(69,194)	5,772	(8)%
Loss from operations	(56,311)	(70,309)	13,998	(20)%
Interest income	8,606	9,658	(1,052)	(11)%
Interest expenses	(1,187)	(113)	(1,074)	NM
Foreign currency gains (losses)	651	(2,068)	2,719	(131)%
Other (expense) income, net	(197)	9,361	(9,558)	(102)%
Loss before income tax	(48,438)	(53,471)	5,033	(9)%
Income tax expense	—	—	—	—%
Net loss	(48,438)	(53,471)	5,033	(9)%
NM - Not Meaningful
Revenues
Product Revenue, Net
The following table presents net revenue by commercial program ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
ZEJULA	49,529	45,501	4,028	9%
VYVGART / VYVGART Hytrulo	18,105	13,162	4,943	38%
NUZYRA	15,118	9,913	5,205	53%
OPTUNE	11,363	12,480	(1,117)	(9)%
QINLOCK	8,509	6,093	2,416	40%
XACDURO	1,117	—	1,117	NM
AUGTYRO	1,626	—	1,626	NM
Other (i)	283	—	283	NM
Total product revenue, net	105,650	87,149	18,501	21%
(i)Other includes product candidates sold in patient programs prior to commercialization.
Our product revenue is primarily derived from the sales of our commercial products primarily in mainland China, net of sales returns and rebates to distributors with respect to the sales of these products.

Our net product revenue increased by $18.5 million in the first quarter of 2025, primarily driven by higher sales of VYVGART, driven by increasing market coverage and penetration since its NRDL listing in January 2024 for the treatment of gMG; ZEJULA, which continued to deliver strong sales as the leading PARP inhibitor in hospital sales for ovarian cancer in mainland China; and NUZYRA, supported by increasing market coverage and penetration.
Cost of Product Revenue
Cost of product revenue increased by $4.8 million in the first quarter of 2025 primarily due to increasing sales volumes.
Collaboration Revenue and Cost of Collaboration Revenue
In the first quarter of 2025, collaboration revenue related to promotional activities in mainland China was $0.8 million and cost of collaboration revenue was $0.2 million. We had no such collaboration revenue in the first quarter of 2024.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Personnel compensation and related costs	24,079	28,008	(3,929)	(14)%
Licensing fees	19,997	—	19,997	NM
CROs/CMOs/Investigators expenses	9,830	19,904	(10,074)	(51)%
Other costs	6,823	6,733	90	1%
Total	60,729	54,645	6,084	11%
NM - Not Meaningful
Research and development expenses increased by $6.1 million in the first quarter of 2025, primarily due to:
•an increase of $20.0 million upfront fees for our license and collaboration agreements; partially offset by
•a decrease of $10.0 million in CROs/CMOs/Investigators expenses and other costs related to ongoing clinical trials; and
•a decrease of $3.9 million in personnel compensation and related costs primarily driven by the Company’s resource prioritization and efficiency efforts.
The following table presents our research and development expenses by program ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Clinical programs	28,092	18,788	9,304	50%
Pre-Clinical programs	3,314	2,049	1,265	62%
Unallocated research and development expenses	29,323	33,808	(4,485)	(13)%
Total	60,729	54,645	6,084	11%
Research and development expenses attributable to clinical programs increased by $9.3 million in the first quarter of 2025 primarily driven by an increase of $20.0 million in licensing fees, offset by a decrease of $10.7 million in CROs/CMOs/Investigators expenses related to the progress of existing studies. Research and development expenses attributable to pre-clinical programs increased by $1.3 million in the first quarter of 2025 primarily driven by an increase of CROs/CMOs/Investigators expenses related to newly initiated studies and progress of existing studies.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General, and Administrative Expenses
The following table presents our selling, general and administrative expenses by category ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Personnel compensation and related costs	40,643	45,894	(5,251)	(11)%
Other costs	22,779	23,300	(521)	(2)%
Total	63,422	69,194	(5,772)	(8)%
Selling, general, and administrative expenses decreased by $5.8 million in the first quarter of 2025, primarily due to a decrease of $5.3 million in personnel compensation and related costs related to the Company’s resource prioritization and efficiency efforts.
Interest Income
Interest income decreased by $1.1 million in the first quarter of 2025 primarily due to decreased interest rates.
Interest Expenses
Interest expense increased by $1.1 million in the first quarter of 2025 primarily due to increased short-term debts.
Foreign Currency Gains (Losses)
Foreign currency gain was $0.7 million in the first quarter of 2025, primarily driven by remeasurement gain due to appreciation of the RMB against the U.S. dollar, compared to foreign currency losses of $2.1 million in the first quarter of 2024, driven by remeasurement losses due to depreciation of the RMB against the U.S. dollar.
Other (Expense) Income, Net
Other expense, net was $0.2 million in the first quarter of 2025, compared to other income, net of $9.4 million in the first quarter of 2024, primarily due to the shift from a gain of $4.9 million in the first quarter of 2024 to a loss of $1.9 million in the first quarter of 2025 for our equity investment in MacroGenics, Inc. as a result of changes in its stock price, and a decrease of $2.8 million in government grants.
Income Tax Expense
Income tax expense was nil in both the first quarter of 2025 and 2024.
Net Loss
Net loss was $48.4 million in the first quarter of 2025, or a loss per ordinary share attributable to common stockholders of $0.04 (or loss per ADS of $0.45), compared to a net loss of $53.5 million in the first quarter of 2024, or a loss per ordinary share of $0.05 (or loss per ADS of $0.55).
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
Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements, our September 2017 initial public offering and various follow-on offerings on Nasdaq, and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. In addition, we have raised approximately $164.6 million in private equity financing and approximately $2,677.8 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us in our initial public offering and subsequent follow-on offerings on Nasdaq and our initial public offering on the Hong Kong Stock Exchange. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $61.7 million and $90.1 million in the first quarter of 2025 and 2024, respectively. For information on our research and development activities and related expenditures, see the Research and Development Expenses, Selling, General, and Administrative Expenses, License and Collaboration Arrangements, and Results of Operations sections above. In addition, as of March 31, 2025, we had commitments for capital expenditures of $3.8 million mainly for the purpose of commercial manufacturing development, and facilities construction and improvement activities.
As of March 31, 2025, we had cash and cash equivalents, current restricted cash, and short-term investments of $857.3 million, which we expect will enable us to meet our cash requirements including the funding of operating expenses, capital expenditures, and debt obligations for at least the next 12 months.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may, from time to time, identify opportunities to access capital through debt arrangements on favorable commercial terms. As of March 31, 2025, we had such debt arrangements with Chinese financial institutions that allow certain of our subsidiaries to borrow up to approximately $240.2 million (or RMB1,721.7 million) to support our working capital needs in mainland China. As of March 31, 2025, we had short-term debt outstanding of $173.4 million (or RMB1,244.7 million) pursuant to these debt arrangements. These debt arrangements will provide us with additional capital capacity that gives us enhanced flexibility to execute on our corporate strategic goals. For more information, see Note 10.
We may consider, or we may ultimately need, additional funding sources to bring to fruition our strategic objectives, and there can be no assurances that such funding will be made available to us on acceptable terms or at all.

The following table presents information regarding our cash flows ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$
Net cash used in operating activities	(61,699)	(90,106)	28,407
Net cash provided by investing activities	326,133	3,292	322,841
Net cash provided by financing activities	43,141	47,548	(4,407)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	20	(104)	124
Net increase (decrease) in cash, cash equivalents and restricted cash	307,595	(39,370)	346,965
Net Cash Used in Operating Activities
Net cash used in operating activities decreased by $28.4 million in the first quarter of 2025, primarily due to an increase of $22.2 million in net changes in operating assets and liabilities, a decrease of $5.0 million in net loss, and an increase of $1.1 million in adjustments to reconcile net loss to net cash used in operating activities.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $322.8 million in the first quarter of 2025, primarily due to an increase of $313.7 million in proceeds from the maturity of short-term investments and a decrease of $9.7 million from acquisition of intangible assets, partially offset by an increase of $0.6 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $4.4 million in the first quarter of 2025, primarily due to $60.9 million in repayment of short-term bank borrowings and $0.9 million in payments of public offering costs, partially offset by $54.3 million increased in short-term debt proceeds and an increase of $3.0 million in proceeds from exercises of stock options.
Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II – Item 8. Financial Statements and Supplementary Data – Recent Accounting Pronouncements in our 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk, credit risk, and interest rate risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China (“PBOC”), controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of $21.2 million and $19.0 million, which were denominated in RMB, representing 3% and 4% of the cash and cash equivalents as of March 31, 2025 and December 31, 2024, respectively.
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
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of losses due to credit risk. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $757.3 million and $449.7 million, respectively, restricted cash of $101.1 million and $101.1 million, respectively, and short-term investments of nil and $330.0 million, respectively. As of March 31, 2025 and December 31, 2024, all of our cash and cash equivalents, restricted cash, and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product revenue. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of March 31, 2025, our two largest customers accounted for approximately 20% of our total accounts receivable collectively.
Certain accounts receivable balances are settled in the form of notes receivable. As of March 31, 2025, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Interest Rate Risk
We are exposed to risks related to changes in interest rates on our cash and cash equivalents, restricted cash, and short-term investments. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $757.3 million and $449.7 million, respectively, restricted cash of $101.1 million and $101.1 million, respectively, and short-term investments of nil and $330.0, respectively. Our investment portfolio, which relates to cash equivalents and short-term investments, primarily consists of time deposits. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the short‑term nature of our deposits and investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. For example, a hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on future interest income.
We are also exposed to risks related to changes in interest rates on our short-term debt, which is currently subject to a mix of fixed and floating interest rates. As of March 31, 2025 and December 31, 2024, we had short-term debt of $173.4 million and $131.7 million, respectively. A 100-basis point increase in interest rates would not materially increase our interest expense. Our interest rate exposure from short-term debt is also offset by our exposure in cash and cash equivalents, restricted cash, and short-term investments, as discussed above. For more information on our short-term debt, see Note 10.
Item 4. Controls and Procedures
Management’s Evaluation of Our Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Rules 13a-15(f)) during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We may be, from time to time, subject to claims and suits arising in the ordinary course of business. We are not currently a party to any material legal or administrative proceedings.
Item 1A. Risk Factors.
We are subject to risks and uncertainties that could, directly or indirectly, adversely affect our business, results of operations, financial condition, liquidity, cash flows, strategies, and/or prospects. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” section of our 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Other than as described below, during the first quarter of 2025, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).
On March 3, 2025, Yajing Chen, the Company’s Chief Financial Officer, adopted a new written Rule 10b5-1 trading arrangement for the sale of up to 15,494 ADSs. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than March 4, 2026.
On March 4, 2025, William Lis, one of the Company’s directors, amended his written Rule 10b5-1 trading arrangement adopted on November 20, 2024. Mr. Lis increased the number of shares to be sold pursuant to the plan by 2,125 ADSs. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than June 1, 2026.

Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title
10.1#	Form of Performance-Based Restricted Share Unit Award Agreement
10.2+
Unofficial English Translation of Guarantee Contract, dated as of January 2, 2025, by and between Zai Lab Limited and Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on January 3, 2025)

10.3+
Unofficial English Translation of Working Capital Loan Contract, dated as of January 2, 2025, by and between Zai Lab (Shanghai) Co., Ltd. and Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-38205) filed on January 3, 2025)

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
+ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAI LAB LIMITED

Dated: May 8, 2025	By:	/s/ Yajing Chen
	Name:	Yajing Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)