Form 10-Q
period 2025-06-30
Zai Lab Ltd
filed 2025-08-07
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-38205
____________________
ZAI LAB LIMITED
(Exact Name of Registrant as Specified in its Charter)
____________________

Cayman Islands	98-1144595
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

899 Halei Road Building B, Pudong Shanghai China	201203
314 Main Street 4th Floor, Suite 100 Cambridge, MA, USA	02142
(Address of Principal Executive Offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, 1,099,557,340 ordinary shares of the registrant, par value $0.000006 per share, were outstanding, of which 421,725,450 ordinary shares were held in the form of American Depositary Shares.

Table of Contents
Zai Lab Limited
Quarterly Report on Form 10-Q
For the Second Quarter of 2025

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
•    Any inability to obtain or maintain sufficient patent or regulatory data protection for our products and product candidates;
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

•    Variations in currency exchange rates and restrictions on currency exchange;
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
•    Delays or obstacles for closing transactions, such as review by the CFIUS in our investments; and
•    Any inability to renew our current leases on desirable terms or otherwise locate desirable alternatives for our leased properties.
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

Item 1. Financial Statements.
Zai Lab Limited
Unaudited Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars (“$”), except for number of shares and per share data)

	Notes	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	3	732,159	449,667
Restricted cash, current		100,111	100,000
Short-term investments		—	330,000
Accounts receivable (net of allowance for credit losses of $26 and $25 as of June 30, 2025 and December 31, 2024, respectively)		88,499	85,178
Notes receivable		10,843	4,233
Inventories, net	4	61,700	39,875
Prepayments and other current assets		40,750	41,527
Total current assets		1,034,062	1,050,480
Restricted cash, non-current		1,114	1,114
Property and equipment, net	5	50,160	47,961
Operating lease right-of-use assets		16,787	21,496
Land use rights, net		2,860	2,907
Intangible assets, net	6	56,519	56,027
Other non-current assets		2,599	5,768
Total assets		1,164,101	1,185,753
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		107,357	100,906
Current operating lease liabilities		5,584	8,048
Short-term debt	10	174,509	131,711
Other current liabilities	11	44,051	58,720
Total current liabilities		331,501	299,385
Deferred income		29,233	31,433
Non-current operating lease liabilities		11,307	13,712
Other non-current liabilities		325	325
Total liabilities		372,366	344,855
Commitments and contingencies (Note 17)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized; 1,104,032,910 and 1,082,614,740 shares issued as of June 30, 2025 and December 31, 2024, respectively; 1,099,112,890 and 1,077,702,540 shares outstanding as of June 30, 2025 and December 31, 2024, respectively)		7	7
Additional paid-in capital		3,308,491	3,264,295
Accumulated deficit		(2,542,248)	(2,453,083)
Accumulated other comprehensive income		46,348	50,515
Treasury Stock (at cost, 4,920,020 and 4,912,200 shares as of June 30, 2025 and December 31, 2024, respectively)		(20,863)	(20,836)
Total shareholders’ equity		791,735	840,898
Total liabilities and shareholders’ equity		1,164,101	1,185,753
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Operations
(in thousands of $, except for number of shares and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2025	2024	2025	2024
Revenues
Product revenue, net	7	109,085	100,106	214,735	187,255
Collaboration revenue	7	892	398	1,729	398
Total revenues		109,977	100,504	216,464	187,653
Expenses
Cost of product revenue		(43,003)	(35,148)	(81,455)	(68,767)
Cost of collaboration revenue		(217)	(85)	(412)	(85)
Research and development		(50,614)	(61,625)	(111,343)	(116,270)
Selling, general, and administrative		(71,038)	(79,710)	(134,460)	(148,904)
Loss from operations		(54,895)	(76,064)	(111,206)	(146,373)
Interest income		8,843	9,330	17,449	18,988
Interest expenses		(1,262)	(492)	(2,449)	(605)
Foreign currency gains (losses)		2,837	(4,108)	3,488	(6,176)
Other income (expense), net	15	3,750	(8,943)	3,553	418
Loss before income tax		(40,727)	(80,277)	(89,165)	(133,748)
Income tax expense	8	—	—	—	—
Net loss		(40,727)	(80,277)	(89,165)	(133,748)
Loss per share - basic and diluted	9	(0.04)	(0.08)	(0.08)	(0.14)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		1,091,933,150	975,937,790	1,086,413,130	974,541,780
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands of $)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	(40,727)	(80,277)	(89,165)	(133,748)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(2,955)	3,605	(4,167)	5,147
Comprehensive loss	(43,682)	(76,672)	(93,332)	(128,601)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of $, except for number of shares)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2024	1,082,614,740	7	3,264,295	(2,453,083)	50,515	(4,912,200)	(20,836)	840,898
Issuance of ordinary shares upon vesting of restricted shares	137,540	0	0	—	—	—	—	—
Exercise of share options	6,324,120	0	3,733	—	—	—	—	3,733
Issuance cost of the follow-on public offering	—	—	(28)	—	—	—	—	(28)
Share-based compensation	—	—	15,800	—	—	—	—	15,800
Net loss	—	—	—	(48,438)	—	—	—	(48,438)
Foreign currency translation	—	—	—	—	(1,212)	—	—	(1,212)
Balance at March 31, 2025	1,089,076,400	7	3,283,800	(2,501,521)	49,303	(4,912,200)	(20,836)	810,753
Issuance of ordinary shares upon vesting of restricted shares	9,698,120	0	0	—	—	—	—	—
Exercise of share options	5,258,390	0	7,718	—	—	—	—	7,718
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(7,820)	(27)	(27)
Share-based compensation	—	—	16,973	—	—	—	—	16,973
Net loss	—	—	—	(40,727)	—	—	—	(40,727)
Foreign currency translation	—	—		—	(2,955)	—	—	(2,955)
Balance at June 30, 2025	1,104,032,910	7	3,308,491	(2,542,248)	46,348	(4,920,020)	(20,863)	791,735

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2023	977,151,270	6	2,975,302	(2,195,980)	37,626	(4,912,200)	(20,836)	796,118
Issuance of ordinary shares upon vesting of restricted shares	1,046,440	0	0	—	—	—	—	—
Share-based compensation	—	—	17,980	—	—	—	—	17,980
Net loss	—	—	—	(53,471)	—	—	—	(53,471)
Foreign currency translation	—	—	—	—	1,542	—	—	1,542
Balance at March 31, 2024	978,197,710	6	2,993,282	(2,249,451)	39,168	(4,912,200)	(20,836)	762,169
Issuance of ordinary shares upon vesting of restricted shares	8,087,630	0	0	—	—	—	—	—
Exercise of share options	25,000	0	44	—	—	—	—	44
Share-based compensation	—	—	18,638	—	—	—	—	18,638
Net loss	—	—	—	(80,277)	—	—	—	(80,277)
Foreign currency translation	—	—	—	—	3,605	—	—	3,605
Balance at June 30, 2024	986,310,340	6	3,011,964	(2,329,728)	42,773	(4,912,200)	(20,836)	704,179
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of $)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	(89,165)	(133,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	1	3
Inventory write-down	294	756
Depreciation and amortization expenses	7,193	5,953
Amortization of deferred income	(2,661)	(1,679)
Share-based compensation	32,773	36,618
Loss from fair value changes of equity investment with readily determinable fair value	1,912	5,147
Losses on disposal of property and equipment	211	450
Noncash lease expenses	5,377	4,141
Debt issuance costs	104	700
Foreign currency remeasurement impact	(3,488)	6,176
Changes in operating assets and liabilities:
Accounts receivable	(2,945)	(10,842)
Notes receivable	(6,611)	(2,013)
Inventories	(22,096)	2,037
Prepayments and other current assets	854	2,612
Other non-current assets	51	(232)
Accounts payable	6,474	(6,117)
Other current liabilities	(15,948)	(35,607)
Operating lease liabilities	(5,418)	(5,086)
Deferred income	365	(1,548)
Net cash used in operating activities	(92,723)	(132,279)
Cash flows from investing activities
Proceeds from maturity of short-term investment	330,000	16,300
Proceeds from the sale of equity investment	1,203	—
Purchases of property and equipment	(4,419)	(1,715)
Proceeds from the sale of property and equipment	48	29
Acquisition of intangible assets	(3,621)	(12,168)
Net cash provided by investing activities	323,211	2,446
Cash flows from financing activities
Proceeds from short-term debt	124,349	70,526
Repayment of short-term bank borrowings	(82,818)	—
Payments of debt issuance costs	(104)	(700)
Proceeds from exercises of stock options	11,444	44
Payments of public offering costs	(854)	—
Employee taxes paid related to net share settlement of equity awards	(27)	—
Net cash provided by financing activities	51,990	69,870
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	125	(137)
Net increase (decrease) in cash, cash equivalents and restricted cash	282,603	(60,100)
Cash, cash equivalents and restricted cash - beginning of period	550,781	791,264
Cash, cash equivalents and restricted cash - end of period	833,384	731,164
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	2,498	2,391
Payables for acquisition of intangible assets	2,419	32,525
Payables for public offering costs	168	—
Right-of-use asset acquired under operating leases	—	2,389
Receivables for stock option exercise under equity incentive plans	77	—
Supplemental disclosure of cash flow information
Cash paid for interest	2,301	496
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
(d) Fair Value Measurements
Financial instruments of the Company primarily include cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, non-current restricted cash, accounts payable, short-term debt, and other current liabilities. As of June 30, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, prepayments and

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements other current assets, accounts payable, short-term debt, and other current liabilities approximated their fair value due to the short-term maturity of these instruments, and the carrying value of notes receivable and non-current restricted cash approximated their fair value based on the assessment of the ability to recover these amounts.
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
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents ($ in thousands):

	June 30, 2025	December 31, 2024
Cash	730,971	448,508
Cash equivalents (i)	1,188	1,159
	732,159	449,667
Denominated in:
US$	718,384	429,887
Renminbi (“RMB”) (ii)	12,167	18,979
Hong Kong dollar (“HK$”)	606	114
Australian dollar (“A$”)	536	522
Taiwan dollar (“TW$”)	466	165
	732,159	449,667
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
4. Inventories, Net
The following table presents the Company’s inventories, net ($ in thousands):

	June 30, 2025	December 31, 2024
Finished goods	36,534	24,063
Raw materials	21,232	13,268
Work in progress	3,934	2,544
Inventories, net	61,700	39,875
The Company writes down inventory for any excess or obsolete inventory or when the Company believes that the net realizable value of inventory is less than the carrying value. The Company recorded write-downs in inventory, which were included in cost of product revenue, of $0.3 million in both the three and six months ended June 30, 2025 and $0.7 million and $0.8 million in the three and six months ended June 30, 2024, respectively.
5. Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net ($ in thousands):

	June 30, 2025	December 31, 2024
Office equipment	1,237	1,230
Electronic equipment	9,279	9,211
Vehicle	196	196
Laboratory equipment	20,444	20,516
Manufacturing equipment	17,573	17,493
Leasehold improvements	14,560	11,306
Building	24,150	—
Construction in progress	1,242	25,129
	88,681	85,081
Less: accumulated depreciation	(38,521)	(37,120)
Property and equipment, net	50,160	47,961
Depreciation expense was $2.3 million and $4.3 million in the three and six months ended June 30, 2025, respectively, and $2.2 million and $4.4 million in the three and six months ended June 30, 2024, respectively.
6. Intangible Assets, Net
The following table presents the components of the Company’s intangible assets, net ($ in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Commercial products	60,544	(5,279)	55,265	57,104	(2,637)	54,467
Software	4,377	(3,123)	1,254	4,360	(2,800)	1,560
Total	64,921	(8,402)	56,519	61,464	(5,437)	56,027
Intangible assets for commercial products include capitalized post-approval milestone fees and acquired commercial manufacturing know-how and related development costs. The Company is amortizing intangible assets for commercial

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements products as cost of product revenue over the estimated remaining useful life of the related products. Intangible assets for externally purchased software are amortized over three to five years on a straight-line basis.
Amortization expense was $1.5 million and $2.9 million in the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.5 million in the three and six months ended June 30, 2024, respectively. The weighted-average remaining amortization period for intangible assets for commercial products and software was 9.2 years and 2.8 years, respectively.
7. Revenues
Product Revenue, Net
The Company’s product revenue is derived from the sales of its commercial products in Greater China. The table below presents the Company’s gross and net product revenue ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue - gross	116,530	106,611	228,863	199,723
Less: Rebates and sales returns	(7,445)	(6,505)	(14,128)	(12,468)
Product revenue - net	109,085	100,106	214,735	187,255
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of product revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.
The following table presents the Company’s net revenue by commercial program ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ZEJULA	41,042	44,999	90,571	90,500
VYVGART / VYVGART Hytrulo	26,497	23,190	44,602	36,352
NUZYRA	14,292	12,295	29,410	22,208
OPTUNE	12,355	12,584	23,718	25,064
QINLOCK	8,536	7,038	17,045	13,131
XACDURO	4,622	—	5,739	—
AUGTYRO	1,399	—	3,025	—
Other (i)	342	—	625	—
Product revenue - net	109,085	100,106	214,735	187,255
(i)Other includes product candidates sold in patient programs prior to commercialization.
Collaboration Revenue
Collaboration revenue was $0.9 million and $1.7 million in the three and six months ended June 30, 2025, respectively, and $0.4 million in both the three and six months ended June 30, 2024 and related to promotional activities in mainland China.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
8. Income Tax
No provision for income taxes has been accrued because the Company is in a cumulative loss position for the periods presented.
The Company recorded a full valuation allowance against deferred tax assets of all its consolidated entities because all entities were in a cumulative loss position as of June 30, 2025 and December 31, 2024. No unrecognized tax benefits and related interest and penalties were recorded in the periods presented.
9. Loss Per Share
The following table presents the computation of the basic and diluted net loss per share ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	(40,727)	(80,277)	(89,165)	(133,748)
Denominator:
Weighted-average number of ordinary shares - basic and diluted	1,091,933,150	975,937,790	1,086,413,130	974,541,780
Net loss per share - basic and diluted	(0.04)	(0.08)	(0.08)	(0.14)
As a result of the Company’s net loss in the three and six months ended June 30, 2025 and 2024, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	June 30,
	2025	2024
Share options	92,521,370	121,522,950
Non-vested restricted shares	26,743,120	35,535,640
10. Borrowings
The Company has debt arrangements with the Bank of China, SPD Bank, CMB, BOCOM, and Ningbo Bank to support its working capital needs in mainland China. The following table presents the Company’s short-term debt as of June 30, 2025 ($ in thousands):

	Weighted-average interest rate per annum	June 30, 2025
Bank of China Working Capital Loans	2.42%	48,891
SPD Bank Working Capital Loans	2.80%	41,908
China Merchant Bank Working Capital Loans	2.87%	34,895
Bank of Communications Working Capital Loans	2.75%	41,908
Ningbo Bank Discounted Bills	1.90%	6,907
Total short-term debt	2.66%	174,509
Bank of China Working Capital Loan Facility
In February 2024, the Company entered into an uncommitted facility letter with the Bank of China (Hong Kong) Limited (“BOC HK”) pursuant to which BOC HK will provide standby letters of credit in favor of the Bank of China

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
Pudong Development Zone Branch (“BOC Pudong Branch”) for loans of up to $100.0 million for a term of one year, which are or may become payable by the Company’s wholly-owned subsidiary, Zai Lab (Shanghai) Co., Ltd. (“Zai Lab Shanghai”). BOC HK and BOC Pudong Branch are collectively referred to as Bank of China. In accordance with this agreement, the Company also maintained restricted deposits of $100.0 million, which are presented as restricted cash-current on the unaudited condensed consolidated balance sheet, to secure the standby letters of credit. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every six months.
SPD Bank Working Capital Loan Facility
In February 2024, the Company entered into a maximum-amount guarantee contract with the Shanghai Pudong Development Bank Co., Ltd. Zhangjiang Hi-Tech Park Sub-Branch (“SPD Bank”) pursuant to which the Company will guarantee working capital loans of up to RMB300.0 million (approximately $42.0 million) from SPD Bank to Zai Lab Shanghai over a three-year period. Each working capital loan has a one-year term and is subject to a fixed interest rate.
China Merchants Bank Working Capital Loan Facility
In July 2024, the Company issued a maximum-amount irrevocable letter of guarantee to China Merchants Bank Co., Ltd., Shanghai Branch (“CMB”) pursuant to which the Company will guarantee working capital loans of up to RMB250.0 million (approximately $34.4 million) from CMB to Zai Lab Shanghai, and Zai Lab Shanghai entered into a Credit Agreement with CMB with respect to the RMB250.0 million facility. The credit facility will be available for one year. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
Bank of Communications Working Capital Loan Facility
In January 2025, the Company entered into a guarantee contract with Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch (“BOCOM”) pursuant to which the Company will guarantee working capital loans from BOCOM to Zai Lab Shanghai, and Zai Lab Shanghai entered into a working capital loan contract with BOCOM with respect to a revolving credit facility of up to RMB300.0 million (approximately $41.1 million). The working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
Ningbo Bank Working Capital Loan Facility
In February 2024, the Company’s wholly-owned subsidiary, Zai Lab (Suzhou) Co., Ltd. (“Zai Lab Suzhou”), entered into a maximum credit contract with Bank of Ningbo Co., Ltd. Suzhou Sub-branch (“Ningbo Bank”) as well as an Electronic Commercial Draft Discounting Master Agreement and Online Working Capital Loan Master Agreement (collectively, the “Ningbo Bank Agreements”). The Ningbo Bank Agreements permit Zai Lab Suzhou to utilize, including through discounting or working capital loan agreements and subject to the terms and conditions in related master agreements, up to RMB230.3 million (approximately $32.4 million), of which Zai Lab Suzhou is authorized to utilize up to RMB160.0 million (approximately $22.5 million). The cash proceeds from the discounting arrangement were classified as short-term debt. The discounted bill has a 6-month term.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
11. Other Current Liabilities
The following table presents the Company’s other current liabilities ($ in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll	18,004	30,198
Accrued professional service fee	3,532	5,728
Payables for purchase of property and equipment	2,498	449
Accrued rebate to distributors	10,453	10,839
Tax payables	4,762	5,154
Other (i)	4,802	6,352
Total	44,051	58,720
(i)Other primarily includes accrued travel, business-related expenses, and advance payments from partners.
12. Related Party Transactions
In January 2025, the Company entered into a license agreement with Zenas BioPharma (HK) Limited (“Zenas”), pursuant to which the Company obtained a license under certain patents and know-how of Zenas to develop and commercialize products containing a differentiated humanized monoclonal antibody targeting IGF-1R as an active ingredient in Greater China. One of the members of the Company’s Board of Directors, Mr. Moulder, is also the Chairman of the Board of Directors and Chief Executive Officer of Zenas. The Company recorded a $10.0 million upfront fee into research and development expenses in the first quarter of 2025. As of June 30, 2025, the Company may be required to pay an additional aggregate amount of up to $117.0 million in development and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high-single digits to mid-teens on annual net sales of the licensed products in the licensed territories.
13. Share-Based Compensation
During the six months ended June 30, 2025, the Company granted share options to purchase up to 7,134,210 ordinary shares and restricted shares representing 7,361,810 ordinary shares under its equity incentive plans. The share options granted have a contractual term of ten years. Share options granted since April 2023 generally vest ratably over a four-year period, and share options granted prior to April 2023 generally vest ratably over a five-year period, with 25% or 20% of the awards vesting on each anniversary of the grant date, respectively, subject to continued employment/service with the Company on the vesting date. The restricted shares granted generally vest ratably over a specified period on the anniversary of the grant date, subject to continued employment/service with the Company on the vesting date. For a description of the Company’s equity incentive plans and more details on the terms of the share-based awards, see Note 15 in the 2024 Annual Report.
The following table presents the share-based compensation expense that has been reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	11,244	10,421	21,470	21,456
Research and development	5,729	8,217	11,303	15,162
Total	16,973	18,638	32,773	36,618

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
As of June 30, 2025, there was unrecognized share-based compensation expense related to unvested share options and unvested restricted shares of $64.7 million and $75.4 million, respectively, which the Company expects to recognize over a weighted-average period of 2.52 years and 2.46 years, respectively.
14. License and Collaboration Agreements
The Company has entered into various license and collaboration agreements with third parties to develop and commercialize product candidates.
Significant License and Collaboration Arrangements
For a description of the material terms of the Company’s significant license and collaboration agreements, see Note 16 of the 2024 Annual Report. In the six months ended June 30, 2025, the Company did not enter into any new significant license or collaboration agreements or incur any milestone fees under our existing significant license and collaboration agreements.
Other License and Collaboration Arrangements That Are Not Individually Significant
The Company recorded upfront fees of $20.0 million into research and development expenses in the six months ended June 30, 2025 for license and collaboration agreements that are not individually significant.
15. Other Income (Expense), Net
The following table presents the Company’s other income, net ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Government grants	3,850	534	3,866	3,325
Loss on equity investments with readily determinable fair value	—	(10,035)	(1,912)	(5,147)
Other miscellaneous (loss) gain	(100)	558	1,599	2,240
Total	3,750	(8,943)	3,553	418
16. Restricted Net Assets
Chinese laws and regulations restrict the Company’s ability to receive distributions of funds from its Chinese subsidiaries. For example, relevant Chinese laws and regulations permit payments of dividends by the Company’s Chinese subsidiaries only out of its retained earnings, if any, as determined in accordance with Chinese accounting standards and regulations.
In accordance with the Company Law of the People’s Republic of China, each Chinese subsidiary of the Company is required to provide statutory reserves of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s Chinese statutory accounts. The reserves can only be used for specific purposes and are not distributable as cash dividends. Foreign exchange and other regulations in mainland China may further restrict the Company’s Chinese subsidiaries from transferring out funds in the form of dividends, loans, and advances.
No appropriation to statutory reserves was made in the three and six months ended June 30, 2025 and 2024 because the Chinese subsidiaries had substantial losses during such periods. The Company did not receive any distributions from its Chinese subsidiaries; such distributions were not permitted under Chinese laws and regulations due to the reserve

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements requirements discussed above. As of June 30, 2025 and December 31, 2024, amounts restricted included the paid-in capital of the Company’s subsidiaries in mainland China and were $506.0 million.
17. Commitments and Contingencies
(a) Purchase Commitments
As of June 30, 2025, the Company’s commitments were $1.1 million and related to commercial manufacturing development activities and capital expenditures that are contracted but not yet reflected in the unaudited condensed consolidated financial statements. These commitments were expected to be incurred within one year.
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
18. Segment Information
The Company operates as a single operating segment that is engaged in discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. A global research and development organization and a supply chain organization discover, develop, manufacture, and supply our products. A global commercial organization markets, distributes, and sells the products. The business is also supported by global corporate staff functions. The Company’s Chief Operating Decision Maker (the “CODM”) is the Chief Executive Officer, who assesses performance and allocates resources based on the significant expenses and net income on a consolidated basis. The significant expenses that are regularly provided to the CODM include those amounts that are also reported on the consolidated statement of operations as well as below additional disaggregated measures. The CODM also reviews cash position (which are cash and cash equivalents, current restricted cash, and short-term investments) that are also reported on the consolidated balance sheets when making operating decisions. In accordance with ASC 280, the Company has only one reportable segment.
The following tables present disaggregated expenses that are regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personnel compensation and related costs	22,447	31,209	46,527	59,217
Licensing fees	—	—	19,997	—
CROs/CMOs/Investigators expenses	19,935	24,305	29,765	44,209
Other costs	8,232	6,111	15,054	12,844
Total research and development expenses	50,614	61,625	111,343	116,270

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Clinical programs	16,967	21,348	45,059	40,136
Pre-Clinical programs	5,069	3,139	8,383	5,188
Unallocated research and development expenses	28,578	37,138	57,901	70,946
Total research and development expenses	50,614	61,625	111,343	116,270

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personnel compensation and related costs	42,679	48,279	83,322	94,173
Other costs	28,359	31,431	51,138	54,731
Total selling, general, and administrative expenses	71,038	79,710	134,460	148,904

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling and marketing expenses	46,764	53,275	88,703	96,869
General and administrative expenses	24,274	26,435	45,757	52,035
Total selling, general, and administrative expenses	71,038	79,710	134,460	148,904

19. Subsequent Events
On August 6, 2025, the Company entered into a new revolving credit facility with CMB, which replaced its previous RMB250.0 million (approximately $34.4 million) credit facility that expired in July 2025. The Company issued a new maximum-amount irrevocable letter of guarantee to CMB pursuant to which the Company will guarantee working capital loans of up to RMB500.0 million (approximately $69.6 million) from CMB to Zai Lab Shanghai, and Zai Lab Shanghai entered into a Credit Agreement with CMB with respect to the RMB500.0 million facility. The new guarantee and credit facility include the outstanding working capital loans with CMB. The credit facility will be available for two years, and key terms of the specific working capital loans, including the amount, term, and interest rate, will be included in the specific transaction documents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our 2024 Annual Report and our unaudited condensed consolidated financial statements and the accompanying notes for the three and six months ended June 30, 2025 included in Item 1. Financial Statements.
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
Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and selling, general, and administrative costs associated with our operations. Developing high quality product candidates requires significant investment in our research and development activities over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. Our ability to generate profits and positive cash flow from operations depends upon our ability to successfully market our commercial products and to successfully expand the indications for these products and develop and commercialize our other product candidates. As discussed further below, we expect to continue to incur substantial costs related to our research and development and commercialization activities.
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
Recent Developments
Commercial Products
Net product revenue was $109.1 million for the second quarter of 2025, an increase of 9% compared to the prior year period, primarily due to higher sales of VYVGART, driven by an extension of duration of therapy and increasing market penetration, XACDURO, which was launched since the fourth quarter of 2024, and NUZYRA, supported by increasing market coverage and penetration. These higher sales were partially offset by softer sales of ZEJULA, due to evolving competitive dynamics within the PARPi class.
Product Candidates
We continued to advance our product candidates through our research and development activities, including the following developments with respect to our clinical trials and regulatory approvals:
Oncology
•ZL-1310 (DLL3 ADC): In May 2025, the FDA granted Fast Track designation to ZL-1310 for the treatment of ES-SCLC, and in June 2025, we presented positive data from the ongoing global Phase Ia/Ib clinical trial evaluating ZL-1310 for the treatment of patients with ES-SCLC at the 2025 American Society of Clinical Oncology (“ASCO”) Annual Meeting. The data demonstrated clinically meaningful anti-tumor activity in the heavily pretreated population of patients with SCLC across dose escalation and expansion cohorts. In 2L SCLC, the objective response rate was 67% across all dose levels (n=33) and 79% at 1.6 mg/kg dose (n=14).

The data also demonstrated a well-tolerated safety profile at target doses of less than 2.0 mg/kg, with Grade ≥ 3 treatment-related adverse events of 6%, no Grade ≥2 interstitial lung disease, and no drug discontinuations. We plan to initiate a pivotal trial in 2L SCLC later this year. In addition, in April 2025, we initiated a global Phase I/II study in patients with selected solid neuroendocrine tumors, allowing us to evaluate its therapeutic potential beyond SCLC.
•Bemarituzumab: In June 2025, we announced positive topline results for the Phase III FORTITUDE-101 clinical trial evaluating bemarituzumab in FGFR2b positive 1L gastric cancer. Bemarituzumab plus chemotherapy (mFOLFOX6) met its primary endpoint of overall survival at a pre-specified interim analysis, demonstrating a statistically significant and clinically meaningful improvement in OS as compared to placebo plus chemotherapy in people living with unresectable locally advanced or metastatic gastric or GEJ cancer with FGFR2b overexpression and who are non-HER2 positive. The most common treatment-emergent adverse events (>25%) in patients treated with bemarituzumab plus chemotherapy were reduced visual acuity, punctate keratitis, anemia, neutropenia, nausea, corneal epithelium defect and dry eye. While ocular events were consistent with the Phase 2 experience and observed in both arms, they occurred with greater frequency and severity in the Phase 3 bemarituzumab arm. We plan to file for regulatory approval in China in the second half of 2025.
•Tumor Treating Fields (TTFields): In May 2025, our partner NovoCure presented results from the Phase III PANOVA-3 trial of TTFields therapy for pancreatic cancer at the 2025 ASCO Annual Meeting and simultaneously published in the Journal of Clinical Oncology. The Phase III PANOVA-3 trial evaluated the use of TTFields therapy concomitantly with gemcitabine and nab-paclitaxel as a first-line treatment for unresectable, locally advanced pancreatic adenocarcinoma compared to gemcitabine and nab-paclitaxel alone. The trial met its primary endpoint, demonstrating a statistically significant improvement in median overall survival for patients treated with TTFields. TTFields therapy concomitant with gemcitabine and nab-paclitaxel demonstrated improvement in several secondary endpoints including the one-year survival rate, improved quality of life, and extended pain-free survival. We plan to file for regulatory approval in China in the second half of 2025.
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
•ZL-6201 (LRRC15 ADC): In April 2025, we presented new data at the American Association for Cancer Research (“AACR”) Annual Meeting 2025 reflecting that ZL-6201 efficiently internalizes within and kills tumor cells, while also exhibiting a strong bystander killing effect in the tumor microenvironment. Based on these findings, we plan to initiate IND-enabling studies of ZL-6201 as a potential treatment for patients with sarcoma and other LRRC15-positive solid tumors, such as breast cancer and other malignancies, in 2025.
•ZL-1222 (PD-1 / IL-12): In April 2025, we presented data at the AACR Annual Meeting 2025, marking the first public disclosure of this global asset. Findings from the pre-clinical studies demonstrate its potent antitumor activity in both anti-PD-1 sensitive and resistant tumor models, with improved systemic safety. These results indicate its potential to benefit patients who are unresponsive or resistant to the current immune-oncology therapies.
Immunology, Neuroscience, and Infectious Disease
•Efgartigimod (FcRn): In April 2025, our partner argenx announced that the FDA had approved VYVGART Hytrulo prefilled syringe (“PFS”) for self-injection in gMG and CIDP. PFS is the third approved administration option for efgartigimod, providing additional flexibility and convenience for patients. In July 2025, the China Guidelines for the Diagnosis and Treatment of Myasthenia Gravis (MG) (2025) was published, emphasizing the importance of Minimal Symptom Expression (“MSE”) as the primary treatment goal in MG. The guidelines have highlighted VYVGART’s ability to achieve MSE rapidly and provide durable benefit. VYVGART is now recommended for early use in mild-to-moderate and highly active patients and for sustained long-term treatment to maximize potential benefit.
•ZL-1503 (IL-13 / IL-31R): In June 2025, we announced new preclinical data highlighting the potential of ZL-1503 as a promising treatment for moderate-to-severe atopic dermatitis and other IL-13 and IL-31-driven diseases. The favorable preclinical safety profile, prolonged half-life and durable suppression of both the inflammatory and pruritogenic (itch-causing) pathways in atopic dermatitis support the continued advancement of ZL-1503 toward clinical development.
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
Selling, General, and Administrative Expenses
Our selling, general, and administrative expenses consist primarily of personnel compensation and related costs, including share-based compensation for commercial and administrative personnel. Other selling, general, and administrative expenses include product distribution and promotion costs, and professional service fees for legal, intellectual property, auditing, and tax services as well as other direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies used in selling, general, and administrative activities. We expect these costs to continue to be significant to support sales of our commercial products and preparation to launch and subsequent sales of additional product candidates if and when approved.

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
License and Collaboration Arrangements
Our results of operations have been, and will continue to be, affected by our license and collaboration agreements. In accordance with these agreements, we may be required to make upfront payments and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. As of June 30, 2025, we may in the future be required to pay development and regulatory milestone payments of up to an additional aggregate amount of $211.0 million for our current clinical programs and $366.0 million for other programs. Such development and regulatory milestone payments are contingent on the progress of our product candidates prior to commercialization, and we see these payments as favorable because they indicate that product candidates are advancing. As of June 30, 2025, we also in the future may be required to pay sales-based milestone payments of up to an additional aggregate amount of $1,753.0 million as well as certain royalties at tiered percentage rates on annual net sales. Such sales-based milestone and royalty payments are contingent on the performance of our commercial products, and we see these payments as favorable because they signify that a product is achieving higher sales levels.

Results of Operations
In this section, we discuss our results of operations for the three and six months ended June 30, 2025 compared to the same periods in 2024.
The following table presents our results of operations ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues
Product revenue, net	109,085	100,106	8,979	9%	214,735	187,255	27,480	15%
Collaboration revenue	892	398	494	124%	1,729	398	1,331	334%
Total revenues	109,977	100,504	9,473	9%	216,464	187,653	28,811	15%
Expenses
Cost of product revenue	(43,003)	(35,148)	(7,855)	22%	(81,455)	(68,767)	(12,688)	18%
Cost of collaboration revenue	(217)	(85)	(132)	155%	(412)	(85)	(327)	385%
Research and development	(50,614)	(61,625)	11,011	(18)%	(111,343)	(116,270)	4,927	(4)%
Selling, general, and administrative	(71,038)	(79,710)	8,672	(11)%	(134,460)	(148,904)	14,444	(10)%
Loss from operations	(54,895)	(76,064)	21,169	(28)%	(111,206)	(146,373)	35,167	(24)%
Interest income	8,843	9,330	(487)	(5)%	17,449	18,988	(1,539)	(8)%
Interest expenses	(1,262)	(492)	(770)	157%	(2,449)	(605)	(1,844)	305%
Foreign currency gains (losses)	2,837	(4,108)	6,945	(169)%	3,488	(6,176)	9,664	(156)%
Other income (expense), net	3,750	(8,943)	12,693	(142)%	3,553	418	3,135	750%
Loss before income tax	(40,727)	(80,277)	39,550	(49)%	(89,165)	(133,748)	44,583	(33)%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	(40,727)	(80,277)	39,550	(49)%	(89,165)	(133,748)	44,583	(33)%
Revenues
Product Revenue, Net
The following table presents net revenue by commercial program ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
ZEJULA	41,042	44,999	(3,957)	(9)%	90,571	90,500	71	—%
VYVGART / VYVGART Hytrulo	26,497	23,190	3,307	14%	44,602	36,352	8,250	23%
NUZYRA	14,292	12,295	1,997	16%	29,410	22,208	7,202	32%
OPTUNE	12,355	12,584	(229)	(2)%	23,718	25,064	(1,346)	(5)%
QINLOCK	8,536	7,038	1,498	21%	17,045	13,131	3,914	30%
XACDURO	4,622	—	4,622	NM	5,739	—	5,739	NM
AUGTYRO	1,399	—	1,399	NM	3,025	—	3,025	NM
Other (i)	342	—	342	NM	625	—	625	NM
Total product revenue, net	109,085	100,106	8,979	9%	214,735	187,255	27,480	15%
NM - Not Meaningful
(i)Other includes product candidates sold in patient programs prior to commercialization.
Our product revenue is primarily derived from the sales of our commercial products primarily in mainland China, net of sales returns and rebates to distributors with respect to the sales of these products.

Our net product revenue increased by $9.0 million and $27.5 million in the three and six months ended June 30, 2025, respectively, primarily due to higher sales of VYVGART, driven by an extension of duration of therapy and increasing market penetration, XACDURO, which was launched since the fourth quarter of 2024, and NUZYRA, supported by increasing market coverage and penetration. These higher sales were partially offset by softer sales of ZEJULA, due to evolving competitive dynamics within the PARPi class.
Cost of Product Revenue
Cost of product revenue increased by $7.9 million and $12.7 million in the three and six months ended June 30, 2025, respectively, primarily due to increasing sales volumes.
Collaboration Revenue and Cost of Collaboration Revenue
In the three and six months ended June 30, 2025, collaboration revenue increased by $0.5 million and $1.3 million, respectively, and cost of collaboration revenue increased by $0.1 million and $0.3 million, respectively, which are related to promotional activities in mainland China.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Personnel compensation and related costs	22,447	31,209	(8,762)	(28)%	46,527	59,217	(12,690)	(21)%
Licensing fees	—	—	—	NM	19,997	—	19,997	NM
CROs/CMOs/Investigators expenses	19,935	24,305	(4,370)	(18)%	29,765	44,209	(14,444)	(33)%
Other costs	8,232	6,111	2,121	35%	15,054	12,844	2,210	17%
Total	50,614	61,625	(11,011)	(18)%	111,343	116,270	(4,927)	(4)%
NM - Not Meaningful
Research and development expenses decreased by $11.0 million and $4.9 million in the three and six months ended June 30, 2025, respectively, primarily due to:
•a decrease of $8.8 million and $12.7 million, respectively, in personnel compensation and related costs primarily driven by our resource prioritization and efficiency efforts,
•a decrease of $4.4 million and $14.4 million, respectively, in CROs/CMOs/Investigators expenses related to ongoing clinical trials; partially offset by,
•an increase of nil and $20.0 million, respectively, in licensing fees for our license and collaboration agreements.

The following table presents our research and development expenses by program ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Clinical programs	16,967	21,348	(4,381)	(21)%	45,059	40,136	4,923	12%
Pre-Clinical programs	5,069	3,139	1,930	61%	8,383	5,188	3,195	62%
Unallocated research and development expenses	28,578	37,138	(8,560)	(23)%	57,901	70,946	(13,045)	(18)%
Total	50,614	61,625	(11,011)	(18)%	111,343	116,270	(4,927)	(4)%
Research and development expenses attributable to clinical programs decreased by $4.4 million in the three months ended June 30, 2025, primarily driven by a decrease in CROs/CMOs/Investigators expenses related to ongoing clinical trials.
Research and development expenses attributable to clinical programs increased by $4.9 million in the six months ended June 30, 2025, primarily driven by an increase in licensing fees for our license and collaboration agreements, partially offset by a decrease in CROs/CMOs/Investigators expenses related to ongoing clinical trials.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General, and Administrative Expenses
The following table presents our selling, general and administrative expenses by category ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Personnel compensation and related costs	42,679	48,279	(5,600)	(12)%	83,322	94,173	(10,851)	(12)%
Other costs	28,359	31,431	(3,072)	(10)%	51,138	54,731	(3,593)	(7)%
Total	71,038	79,710	(8,672)	(11)%	134,460	148,904	(14,444)	(10)%
Selling, general, and administrative expenses decreased by $8.7 million and $14.4 million in the three and six months ended June 30, 2025, respectively, primarily due to decreases in personnel compensation and related costs related to our resource prioritization and efficiency efforts.
Interest Income
Interest income decreased by $0.5 million and $1.5 million in the three and six months ended June 30, 2025, respectively, primarily due to decreased interest rates.
Interest Expenses
Interest expense increased by $0.8 million and $1.8 million in the three and six months ended June 30, 2025, respectively, primarily due to higher levels of short-term debt.
Foreign Currency Gains (Losses)
Foreign currency gains were $2.8 million and $3.5 million in the three and six months ended June 30, 2025, respectively, primarily driven by remeasurement gain due to appreciation of the RMB against the U.S. dollar, compared to foreign currency losses of $4.1 million and $6.2 million in the three and six months ended June 30, 2024, respectively, primarily driven by remeasurement loss due to depreciation of the RMB against the U.S. dollar.

Other Income (Expense), Net
Other income, net was $3.8 million in the three months ended June 30, 2025, compared to other expense, net of $8.9 million in the three months ended June 30, 2024, primarily due to higher government grants of $3.3 million and decreased loss on our equity investment in MacroGenics of $10.0 million.
Other income, net increased by $3.1 million to $3.6 million in the six months ended June 30, 2025, primarily due to decreased loss on our equity investment in MacroGenics.
Income Tax Expense
Income tax expense was nil in both the three and six months ended June 30, 2025 and 2024.
Net Loss
Net loss was $40.7 million in the three months ended June 30, 2025, or a loss per ordinary share attributable to common stockholders of $0.04 (or loss per ADS of $0.37), compared to a net loss of $80.3 million in the three months ended June 30, 2024, or a loss per ordinary share of $0.08 (or loss per ADS of $0.82).
Net loss was $89.2 million in the six months ended June 30, 2025, or a loss per ordinary share attributable to common stockholders of $0.08 (or loss per ADS of $0.82), compared to a net loss of $133.7 million in the six months ended June 30, 2024, or a loss per ordinary share of $0.14 (or loss per ADS of $1.37).
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
Significant assumptions are required in determining the fair value of share options, which we estimate using the Black-Scholes option valuation model. These assumptions include: (i) the volatility of our ADS price, (ii) the periods of time over which grantees are expected to hold their options prior to exercise (expected term), (iii) the expected dividend yield on our ADSs, and (iv) risk-free interest rates. Since we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term is derived from the average midpoint between the weighted-average vesting and the contractual term, also known as the simplified method. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future, and risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. If actual results vary from our estimates or our expectations change, our reported expenses and earnings for the corresponding period may be affected.
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
Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements and public offerings, including our September 2017 initial public offering and various follow-on offerings on Nasdaq and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. We have raised approximately $164.6 million in private equity financing and approximately $2,677.8 million in net proceeds from public offerings after deducting underwriting commissions and the offering expenses payable by us. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $92.7 million and $132.3 million in the six months ended June 30, 2025 and 2024, respectively. For information on our research and development activities and related expenditures, see the Research and Development Expenses, Selling, General, and Administrative Expenses, License and Collaboration Arrangements, and Results of Operations sections above. In addition, as of June 30, 2025, we had commitments of $1.1 million related to commercial manufacturing development activities and capital expenditures.
We have also identified opportunities to access capital through debt arrangements on favorable commercial terms. As of June 30, 2025, we had such debt arrangements with Chinese financial institutions that allow certain of our subsidiaries to borrow up to approximately $240.2 million (or RMB1,721.7 million) to support our working capital needs in mainland China. As of June 30, 2025, we had short-term debt outstanding of $174.5 million (or RMB1,244.7 million) pursuant to these debt arrangements. These debt arrangements provide us with additional capital capacity that will give us enhanced flexibility to execute on our corporate strategic goals. For more information, see Note 10.
As of June 30, 2025, we had cash and cash equivalents, current restricted cash, and short-term investments of $832.3 million, which we expect will enable us to meet our cash requirements including the funding of operating expenses, capital expenditures, and debt obligations for at least the next 12 months.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may, from time to time, utilize debt arrangements on favorable commercial terms or consider additional funding sources to bring to fruition our strategic objectives. There can be no assurances that such funding will be made available to us on acceptable terms or at all.
The following table presents information regarding our cash flows ($ in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$
Net cash used in operating activities	(92,723)	(132,279)	39,556
Net cash provided by investing activities	323,211	2,446	320,765
Net cash provided by financing activities	51,990	69,870	(17,880)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	125	(137)	262
Net increase (decrease) in cash, cash equivalents and restricted cash	282,603	(60,100)	342,703
Net Cash Used in Operating Activities
Net cash used in operating activities decreased by $39.6 million in the six months ended June 30, 2025, primarily due to a decrease of $44.6 million in net loss and an increase of $11.5 million in net changes in operating assets and liabilities, partially offset by a decrease of $16.5 million in other adjustments to reconcile net loss to net cash used in operating activities.
Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $320.8 million in the six months ended June 30, 2025, primarily due to an increase of $313.7 million in proceeds from the maturity of short-term investments, a decrease of $8.5 million from acquisitions of intangible assets, and an increase of $1.2 million in proceeds from the sale of our equity investment in MacroGenics, partially offset by an increase of $2.7 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $17.9 million in the six months ended June 30, 2025, primarily due to $82.8 million in repayment of short-term bank borrowings and $0.9 million in payments of public offering costs, partially offset by an increase of $54.4 million in short-term debt proceeds and an increase of $11.4 million in proceeds from exercises of stock options.

Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II – Item 8. Financial Statements and Supplementary Data – Recent Accounting Pronouncements in our 2024 Annual Report. The Company has not adopted any new accounting standards in the three and six months ended June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk, credit risk, and interest rate risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of $12.2 million and $19.0 million, which were denominated in RMB, representing 2% and 4% of the cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively.
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
The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in Greater China’s political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China.
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
Since 1983, the Hong Kong Monetary Authority has pegged the HK dollar to the U.S. dollar at the rate of approximately HK$7.80 to US$1.00. However, there is no assurance that the HK dollar will continue to be pegged to the U.S. dollar or that the HK dollar conversion rate will remain at HK$7.80 to US$1.00. If the HK dollar conversion rate against the U.S. dollar changes and the value of the HK dollar depreciates against the U.S. dollar, our assets denominated in HK dollars will be adversely affected. Additionally, if the Hong Kong Monetary Authority were to repeg the HK dollar to, for example, the RMB rather than the U.S. dollar, or otherwise restrict the conversion of HK dollars into other currencies, then our assets denominated in HK dollars will be adversely affected.
Credit Risk
Financial instruments that are potentially subject to significant concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and notes receivable.
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of losses due to credit risk. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $732.2 million and $449.7 million, respectively, restricted cash of $101.2 million and $101.1 million, respectively, and short-term investments of nil and $330.0 million, respectively. As of June 30, 2025 and December 31, 2024, all of our cash and cash equivalents, restricted cash, and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product revenue. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of June 30, 2025, our two largest customers accounted for approximately 20% of our total accounts receivable collectively.
Certain accounts receivable balances are settled in the form of notes receivable. As of June 30, 2025, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Interest Rate Risk
We are exposed to risks related to changes in interest rates on our cash and cash equivalents, restricted cash, and short-term investments. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $732.2 million and $449.7 million, respectively, restricted cash of $101.2 million and $101.1 million, respectively, and short-term investments of nil and $330.0, respectively. Our investment portfolio, which relates to cash equivalents and short-term investments, primarily consists of time deposits. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the short‑term nature of our deposits and investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. For example, a hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on future interest income.
We are also exposed to risks related to changes in interest rates on our short-term debt, which is currently subject to a mix of fixed and floating interest rates. As of June 30, 2025 and December 31, 2024, we had short-term debt of $174.5 million and $131.7 million, respectively. A 100-basis point increase in interest rates would not materially increase our interest expense. Our interest rate exposure from short-term debt is also offset by our exposure in cash and cash equivalents, restricted cash, and short-term investments, as discussed above. For more information on our short-term debt, see Note 10.
Item 4. Controls and Procedures
Management’s Evaluation of Our Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Rules 13a-15(f)) during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
On August 6, 2025, the Company entered into a new revolving credit facility with CMB, which replaced its previous RMB250.0 million (approximately $34.4 million) credit facility that expired in July 2025. The Company issued a new maximum-amount irrevocable letter of guarantee (the “2025 Guarantee”) to CMB pursuant to which the Company will guarantee working capital loans of up to RMB500.0 million (approximately $69.6 million) from CMB to Zai Lab Shanghai, and Zai Lab Shanghai entered into a Credit Agreement with CMB with respect to the RMB500.0 million facility (the “2025 Credit Agreement”). The new guarantee and credit facility include the outstanding working capital loans with CMB. The credit facility will be available for two years, and key terms of the specific working capital loans, including the amount, term, and interest rate, will be included in the specific transaction documents. The 2025 Credit Agreement contains customary representations and warranties and affirmative and restrictive covenants, including a requirement to obtain prior written consent from CMB before engaging in certain transactions that could have an adverse impact on its debt repayment ability, such as mergers, acquisitions, spin-offs, equity transfers, and other material matters such as external investments and substantial increases in debt financings.
During the second quarter of 2025, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title
10.1#	Amended and Restated Employment Agreement between Samantha (Ying) Du and Zai Lab (US) LLC dated May 1, 2025
31.1	Certification of Chief Executive Officer Required by Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Required by Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Required by 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Required by 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAI LAB LIMITED

Dated: August 7, 2025	By:	/s/ Yajing Chen
	Name:	Yajing Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)