Form 10-Q
period 2025-09-30
Zai Lab Ltd
filed 2025-11-06
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, 1,105,937,600 ordinary shares of the registrant, par value $0.000006 per share, were outstanding, of which 355,325,670 ordinary shares were held in the form of American Depositary Shares.

Table of Contents
Zai Lab Limited
Quarterly Report on Form 10-Q
For the Third Quarter of 2025

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

Item 1. Financial Statements.
Zai Lab Limited
Unaudited Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars (“$”), except for number of shares and per share data)

	Notes	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	3	717,155	449,667
Restricted cash, current		100,000	100,000
Short-term investments		—	330,000
Accounts receivable (net of allowance for credit losses of $25 as of both September 30, 2025 and December 31, 2024, respectively)		85,377	85,178
Notes receivable		19,628	4,233
Inventories, net	4	67,135	39,875
Prepayments and other current assets		43,653	41,527
Total current assets		1,032,948	1,050,480
Restricted cash, non-current		1,115	1,114
Property and equipment, net	5	48,868	47,961
Operating lease right-of-use assets		15,751	21,496
Land use rights, net		2,852	2,907
Intangible assets, net	6	55,278	56,027
Other non-current assets		2,128	5,768
Total assets		1,158,940	1,185,753
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		99,706	100,906
Current operating lease liabilities		5,496	8,048
Short-term debt	10	203,026	131,711
Other current liabilities	11	51,541	58,720
Total current liabilities		359,769	299,385
Deferred income		28,061	31,433
Non-current operating lease liabilities		10,840	13,712
Other non-current liabilities		325	325
Total liabilities		398,995	344,855
Commitments and contingencies (Note 17)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized; 1,113,299,160 and 1,082,614,740 shares issued as of September 30, 2025 and December 31, 2024, respectively; 1,105,865,950 and 1,077,702,540 shares outstanding as of September 30, 2025 and December 31, 2024, respectively)		7	7
Additional paid-in capital		3,327,557	3,264,295
Accumulated deficit		(2,578,211)	(2,453,083)
Accumulated other comprehensive income		39,645	50,515
Treasury Stock (at cost, 7,433,210 and 4,912,200 shares as of September 30, 2025 and December 31, 2024, respectively)		(29,053)	(20,836)
Total shareholders’ equity		759,945	840,898
Total liabilities and shareholders’ equity		1,158,940	1,185,753
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Operations
(in thousands of $, except for number of shares and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2025	2024	2025	2024
Revenues
Product revenue, net	7	115,361	101,847	330,095	289,102
Collaboration revenue	7	734	418	2,464	816
Total revenues		116,095	102,265	332,559	289,918
Expenses
Cost of product revenue		(46,764)	(36,569)	(128,219)	(105,336)
Cost of collaboration revenue		(119)	(348)	(531)	(433)
Research and development		(47,928)	(65,982)	(159,271)	(182,252)
Selling, general, and administrative		(70,106)	(67,219)	(204,566)	(216,123)
Loss from operations		(48,822)	(67,853)	(160,028)	(214,226)
Interest income		8,345	9,029	25,794	28,017
Interest expenses		(1,400)	(745)	(3,848)	(1,350)
Foreign currency gains		6,422	14,457	9,909	8,281
Other income (expense), net	15	(508)	3,441	3,045	3,859
Loss before income tax		(35,963)	(41,671)	(125,128)	(175,419)
Income tax expense	8	—	—	—	—
Net loss		(35,963)	(41,671)	(125,128)	(175,419)
Loss per share - basic and diluted	9	(0.03)	(0.04)	(0.11)	(0.18)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		1,102,072,680	981,687,390	1,091,690,340	976,941,030
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands of $)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	(35,963)	(41,671)	(125,128)	(175,419)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(6,703)	(14,503)	(10,870)	(9,356)
Comprehensive loss	(42,666)	(56,174)	(135,998)	(184,775)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of $, except for number of shares)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2024	1,082,614,740	7	3,264,295	(2,453,083)	50,515	(4,912,200)	(20,836)	840,898
Issuance of ordinary shares upon vesting of restricted shares	137,540	0	0	—	—	—	—	—
Exercise of share options	6,324,120	0	3,733	—	—	—	—	3,733
Issuance cost of the follow-on public offering	—	—	(28)	—	—	—	—	(28)
Share-based compensation	—	—	15,800	—	—	—	—	15,800
Net loss	—	—	—	(48,438)	—	—	—	(48,438)
Foreign currency translation	—	—	—	—	(1,212)	—	—	(1,212)
Balance at March 31, 2025	1,089,076,400	7	3,283,800	(2,501,521)	49,303	(4,912,200)	(20,836)	810,753
Issuance of ordinary shares upon vesting of restricted shares	9,698,120	0	0	—	—	—	—	—
Exercise of share options	5,258,390	0	7,718	—	—	—	—	7,718
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(7,820)	(27)	(27)
Share-based compensation	—	—	16,973	—	—	—	—	16,973
Net loss	—	—	—	(40,727)	—	—	—	(40,727)
Foreign currency translation	—	—		—	(2,955)	—	—	(2,955)
Balance at June 30, 2025	1,104,032,910	7	3,308,491	(2,542,248)	46,348	(4,920,020)	(20,863)	791,735
Issuance of ordinary shares upon vesting of restricted shares	593,670	0	0	—	—	—	—	—
Exercise of share options	8,672,580	0	2,143	—	—	—	—	2,143
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(2,513,190)	(8,190)	(8,190)
Share-based compensation	—	—	16,923	—	—	—	—	16,923
Net loss	—	—	—	(35,963)	—	—	—	(35,963)
Foreign currency translation	—	—	—	—	(6,703)	—	—	(6,703)
Balance at September 30, 2025	1,113,299,160	7	3,327,557	(2,578,211)	39,645	(7,433,210)	(29,053)	759,945

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
		$	$	$	$		$	$
Balance at December 31, 2023	977,151,270	6	2,975,302	(2,195,980)	37,626	(4,912,200)	(20,836)	796,118
Issuance of ordinary shares upon vesting of restricted shares	1,046,440	0	0	—	—	—	—	—
Exercise of share options	—	0	—	—	—	—	—	—
Share-based compensation	—	—	17,980	—	—	—	—	17,980
Net loss	—	—	—	(53,471)	—	—	—	(53,471)
Foreign currency translation	—	—	—	—	1,542	—	—	1,542
Balance at March 31, 2024	978,197,710	6	2,993,282	(2,249,451)	39,168	(4,912,200)	(20,836)	762,169
Issuance of ordinary shares upon vesting of restricted shares	8,087,630	0	0	—	—	—	—	—
Exercise of share options	25,000	0	44	—	—	—	—	44
Share-based compensation	—	—	18,638	—	—	—	—	18,638
Net loss	—	—	—	(80,277)	—	—	—	(80,277)
Foreign currency translation	—	—	—	—	3,605	—	—	3,605
Balance at June 30, 2024	986,310,340	6	3,011,964	(2,329,728)	42,773	(4,912,200)	(20,836)	704,179
Issuance of ordinary shares upon vesting of restricted shares	393,850	0	0	—	—	—	—	—
Exercise of share options	2,564,180	0	2,869	—	—	—	—	2,869
Share-based compensation	—	—	16,795	—	—	—	—	16,795
Net loss	—	—	—	(41,671)	—	—	—	(41,671)
Foreign currency translation	—	—	—	—	(14,503)	—	—	(14,503)
Balance at September 30, 2024	989,268,370	6	3,031,628	(2,371,399)	28,270	(4,912,200)	(20,836)	667,669
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of $)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	(125,128)	(175,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	—	(3)
Inventory write-down	919	814
Depreciation and amortization expenses	11,094	8,824
Amortization of deferred income	(3,991)	(2,518)
Share-based compensation	49,696	53,413
Loss from fair value changes of equity investment with readily determinable fair value	1,912	6,067
Losses on disposal of property and equipment	235	451
Noncash lease expenses	7,249	6,104
Debt issuance costs	194	700
Foreign currency remeasurement impact	(9,909)	(8,281)
Changes in operating assets and liabilities:
Accounts receivable	726	9,712
Notes receivable	(15,223)	(12,901)
Inventories	(28,112)	4,403
Prepayments and other current assets	(1,789)	(10,767)
Other non-current assets	599	(989)
Accounts payable	(426)	6,545
Other current liabilities	(6,769)	(36,854)
Operating lease liabilities	(6,405)	(6,853)
Deferred income	361	(1,548)
Net cash used in operating activities	(124,767)	(159,100)
Cash flows from investing activities
Proceeds from maturity of short-term investment	330,000	16,300
Proceeds from the sale of equity investment	1,203	—
Purchases of property and equipment	(7,424)	(3,057)
Proceeds from the sale of property and equipment	85	29
Acquisition of intangible assets	(4,702)	(40,711)
Net cash provided by (used in) investing activities	319,162	(27,439)
Cash flows from financing activities
Proceeds from short-term debt	185,564	111,738
Repayment of short-term bank borrowings	(116,941)	(282)
Payments of debt issuance costs	(194)	(700)
Proceeds from exercises of stock options	13,426	1,321
Payments of public offering costs	(854)	—
Employee taxes paid related to net share settlement of equity awards	(8,218)	—
Net cash provided by financing activities	72,783	112,077
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	311	402
Net increase (decrease) in cash, cash equivalents and restricted cash	267,489	(74,060)
Cash, cash equivalents and restricted cash - beginning of period	550,781	791,264
Cash, cash equivalents and restricted cash - end of period	818,270	717,204
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	468	2,612
Payables for acquisition of intangible assets	1,158	11,358
Payables for public offering costs	168	—
Right-of-use asset acquired under operating leases	—	3,945
Receivables for stock option exercise under equity incentive plans	239	1,593
Supplemental disclosure of cash flow information
Cash paid for interest	3,610	1,169
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
(c) Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, accrual of rebates, recognition of research and development expenses based on the Company’s estimates of the actual services performed by CROs and CMOs, fair value of share-based compensation expenses, recoverability of deferred tax assets, and useful life of intangible assets for commercial products. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.
(d) Fair Value Measurements
Financial instruments of the Company primarily include cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, non-current restricted cash, accounts payable, short-term debt, and other current liabilities. As of September 30, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, current restricted cash, short-term investments, accounts receivable,

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements prepayments and other current assets, accounts payable, short-term debt, and other current liabilities approximated their fair value due to the short-term maturity of these instruments, and the carrying value of notes receivable and non-current restricted cash approximated their fair value based on the assessment of the ability to recover these amounts.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. This ASU will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expects to adopt it for the year ending December 31, 2027.
For additional information on the Company’s significant accounting policies, refer to the notes to the consolidated financial statements in the 2024 Annual Report.
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents ($ in thousands):

	September 30, 2025	December 31, 2024
Cash	715,953	448,508
Cash equivalents (i)	1,202	1,159
	717,155	449,667
Denominated in:
US$	689,233	429,887
Renminbi (“RMB”) (ii)	25,558	18,979
Hong Kong dollar (“HK$”)	1,474	114
Australian dollar (“A$”)	535	522
Taiwan dollar (“TW$”)	355	165
	717,155	449,667
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
4. Inventories, Net
The following table presents the Company’s inventories, net ($ in thousands):

	September 30, 2025	December 31, 2024
Finished goods	40,640	24,063
Raw materials	22,570	13,268
Work in progress	3,925	2,544
Inventories, net	67,135	39,875
The Company writes down inventory for any excess or obsolete inventory or when the Company believes that the net realizable value of inventory is less than the carrying value. The Company recorded write-downs in inventory, which were included in cost of product revenue, of $0.6 million and $0.9 million in the three and nine months ended September 30, 2025, respectively, and an insignificant amount and $0.8 million in the three and nine months ended September 30, 2024, respectively.
5. Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net ($ in thousands):

	September 30, 2025	December 31, 2024
Office equipment	1,242	1,230
Electronic equipment	10,225	9,211
Vehicle	198	196
Laboratory equipment	20,405	20,516
Manufacturing equipment	17,637	17,493
Leasehold improvements	14,671	11,306
Building	24,330	—
Construction in progress	748	25,129
	89,456	85,081
Less: accumulated depreciation	(40,588)	(37,120)
Property and equipment, net	48,868	47,961
Depreciation expense was $2.4 million and $6.7 million in the three and nine months ended September 30, 2025, respectively, and $2.1 million and $6.6 million in the three and nine months ended September 30, 2024, respectively.
6. Intangible Assets, Net
The following table presents the components of the Company’s intangible assets, net ($ in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Commercial products	60,799	(6,644)	54,155	57,104	(2,637)	54,467
Software	4,414	(3,291)	1,123	4,360	(2,800)	1,560
Total	65,213	(9,935)	55,278	61,464	(5,437)	56,027

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
Amortization expense was $1.5 million and $4.4 million in the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.3 million in the three and nine months ended September 30, 2024, respectively. The weighted-average remaining amortization period for intangible assets for commercial products and software was 8.8 years and 2.4 years, respectively.
7. Revenues
Product Revenue, Net
The Company’s product revenue is derived from the sales of its commercial products in Greater China. The table below presents the Company’s gross and net product revenue ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue - gross	127,103	107,678	355,965	307,401
Less: Rebates and sales returns	(11,742)	(5,831)	(25,870)	(18,299)
Product revenue - net	115,361	101,847	330,095	289,102
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of product revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.
The following table presents the Company’s net revenue by commercial program ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ZEJULA	42,432	48,227	133,002	138,727
VYVGART / VYVGART Hytrulo	27,727	27,265	72,329	63,617
NUZYRA	15,430	9,997	44,840	32,205
OPTUNE	12,657	7,715	36,375	32,779
QINLOCK	8,901	8,643	25,946	21,774
XACDURO	6,445	—	12,184	—
AUGTYRO	1,677	—	4,702	—
Other (i)	92	—	717	—
Product revenue - net	115,361	101,847	330,095	289,102
(i)Other includes product candidates sold in patient programs prior to commercialization.
Collaboration Revenue
Collaboration revenue was $0.7 million and $2.5 million in the three and nine months ended September 30, 2025, respectively, and $0.4 million and $0.8 million in the three and nine months ended September 30, 2024, respectively, and related to promotional activities in mainland China.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
8. Income Tax
No provision for income taxes has been accrued because the Company is in a cumulative loss position for the periods presented.
The Company recorded a full valuation allowance against deferred tax assets of all its consolidated entities because all entities were in a cumulative loss position as of September 30, 2025 and December 31, 2024. No unrecognized tax benefits and related interest and penalties were recorded in the periods presented.
9. Loss Per Share
The following table presents the computation of the basic and diluted net loss per share ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	(35,963)	(41,671)	(125,128)	(175,419)
Denominator:
Weighted-average number of ordinary shares - basic and diluted	1,102,072,680	981,687,390	1,091,690,340	976,941,030
Net loss per share - basic and diluted	(0.03)	(0.04)	(0.11)	(0.18)
As a result of the Company’s net loss in the three and nine months ended September 30, 2025 and 2024, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	September 30,
	2025	2024
Share options	81,532,890	105,188,950
Non-vested restricted shares	25,790,340	32,875,090
10. Borrowings
The Company has debt arrangements with the Bank of China, SPD Bank, CMB, BOCOM, and Ningbo Bank to support its working capital needs in mainland China. The following table presents the Company’s short-term debt as of September 30, 2025 ($ in thousands):

	Weighted-average interest rate per annum	September 30, 2025
Bank of China Working Capital Loans	2.42%	68,678
SPD Bank Working Capital Loans	2.80%	42,221
China Merchants Bank Working Capital Loans	2.85%	42,925
Bank of Communications Working Capital Loans	2.75%	42,221
Ningbo Bank Discounted Bills	1.60%	6,981
Total short-term debt	2.63%	203,026
Bank of China Working Capital Loan Facility
The Company has an uncommitted facility letter with the Bank of China (Hong Kong) Limited (“BOC HK”) pursuant to which BOC HK will provide standby letters of credit in favor of the Bank of China Pudong Development Zone

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
Branch (“BOC Pudong Branch”) for loans of up to $100.0 million, which are or may become payable by the Company’s wholly-owned subsidiary, Zai Lab (Shanghai) Co., Ltd. (“Zai Lab Shanghai”). BOC HK and BOC Pudong Branch are collectively referred to as Bank of China. In accordance with this agreement, the Company also maintained restricted deposits of $100.0 million, which are presented as restricted cash-current on the unaudited condensed consolidated balance sheet, to secure the standby letters of credit. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every six months.
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
China Merchants Bank Working Capital Loan Facility
In July 2024, the Company issued a maximum-amount irrevocable letter of guarantee to China Merchants Bank Co., Ltd., Shanghai Branch (“CMB”) pursuant to which the Company will guarantee working capital loans of up to RMB500.0 million (approximately $69.6 million) from CMB to Zai Lab Shanghai, and Zai Lab Shanghai entered into a Credit Agreement with CMB with respect to the RMB250.0 million facility. The credit facility was available for one year and expired in July 2025. In August 2025, the Company entered into a new revolving credit facility with CMB, which replaced its previous RMB250.0 million credit facility that expired in July. The Company issued a new maximum-amount irrevocable letter of guarantee to CMB pursuant to which the Company will guarantee working capital loans of up to RMB500.0 million (approximately $69.6 million) from CMB to Zai Lab Shanghai, and Zai Lab Shanghai entered into a Credit Agreement with CMB with respect to the RMB500.0 million facility. The new guarantee and credit facility include the outstanding working capital loans with CMB. The credit facility will be available for two years. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
Bank of Communications Working Capital Loan Facility
In January 2025, the Company entered into a guarantee contract with Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch (“BOCOM”) pursuant to which the Company will guarantee working capital loans from BOCOM to Zai Lab Shanghai, and Zai Lab Shanghai entered into a working capital loan contract with BOCOM with respect to a revolving credit facility of up to RMB300.0 million (approximately $41.1 million). The credit facility expired in September 2025. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
Ningbo Bank Working Capital Loan Facility
In February 2024, the Company’s wholly-owned subsidiary, Zai Lab (Suzhou) Co., Ltd. (“Zai Lab Suzhou”), entered into a maximum credit contract with Bank of Ningbo Co., Ltd. Suzhou Sub-branch (“Ningbo Bank”) as well as an Electronic Commercial Draft Discounting Master Agreement and Online Working Capital Loan Master Agreement (collectively, the “Ningbo Bank Agreements”). The Ningbo Bank Agreements permit Zai Lab Suzhou to utilize, including through discounting or working capital loan agreements and subject to the terms and conditions in related master agreements, up to RMB230.3 million (approximately $32.4 million), of which Zai Lab Suzhou is authorized to utilize up to RMB160.0 million (approximately $22.5 million). The cash proceeds from the discounting arrangement were classified as short-term debt. Each discounted bill has a 6-month term.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
11. Other Current Liabilities
The following table presents the Company’s other current liabilities ($ in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll	24,428	30,198
Accrued professional service fees	4,240	5,728
Payables for purchase of property and equipment	468	449
Accrued rebate to distributors	14,885	10,839
Tax payables	4,727	5,154
Other (i)	2,793	6,352
Total	51,541	58,720
(i)Other primarily includes accrued travel, business-related expenses, and advance payments from partners.
12. Related Party Transactions
In January 2025, the Company entered into a license agreement with Zenas BioPharma (HK) Limited (“Zenas”), pursuant to which the Company obtained a license under certain patents and know-how of Zenas to develop and commercialize products containing a differentiated humanized monoclonal antibody targeting IGF-1R as an active ingredient in Greater China. One of the members of the Company’s Board of Directors, Mr. Moulder, is also the Chairman of the Board of Directors and Chief Executive Officer of Zenas. The Company recorded a $10.0 million upfront fee into research and development expenses in the first quarter of 2025. As of September 30, 2025, the Company may be required to pay an additional aggregate amount of up to $117.0 million in development and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high-single digits to mid-teens on annual net sales of the licensed products in the licensed territories.
13. Share-Based Compensation
During the nine months ended September 30, 2025, the Company granted share options to purchase up to 7,343,210 ordinary shares and restricted shares representing 8,446,600 ordinary shares under its equity incentive plans. The share options granted have a contractual term of ten years. Share options granted since April 2023 generally vest ratably over a four-year period, and share options granted prior to April 2023 generally vest ratably over a five-year period, with 25% or 20% of the awards vesting on each anniversary of the grant date, respectively, subject to continued employment/service with the Company on the vesting date. The restricted shares granted generally vest ratably over a specified period on the anniversary of the grant date, subject to continued employment/service with the Company on the vesting date. For a description of the Company’s equity incentive plans and more details on the terms of the share-based awards, see Note 15 in the 2024 Annual Report.
The following table presents the share-based compensation expense that has been reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	10,945	10,404	32,415	31,861
Research and development	5,978	6,391	17,281	21,552
Total	16,923	16,795	49,696	53,413

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
As of September 30, 2025, there was unrecognized share-based compensation expense related to unvested share options and unvested restricted shares of $54.4 million and $65.6 million, respectively, which the Company expects to recognize over a weighted-average period of 2.30 years and 2.26 years, respectively.
14. License and Collaboration Agreements
The Company has entered into various license and collaboration agreements with third parties to develop and commercialize product candidates.
Significant License and Collaboration Arrangements
For a description of the material terms of the Company’s significant license and collaboration agreements, see Note 16 in the 2024 Annual Report. In the nine months ended September 30, 2025, the Company did not enter into any new significant license or collaboration agreements or incur any milestone fees under our existing significant license and collaboration agreements.
Other License and Collaboration Arrangements That Are Not Individually Significant
The Company recorded upfront fees of $20.0 million into research and development expenses in the nine months ended September 30, 2025 for license and collaboration agreements that are not individually significant.
15. Other Income (Expense), Net
The following table presents the Company’s other income, net ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Government grants	854	3,861	4,720	7,186
Loss on equity investments with readily determinable fair value	—	(920)	(1,912)	(6,067)
Other miscellaneous gain (loss)	(1,362)	500	237	2,740
Total	(508)	3,441	3,045	3,859
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
No appropriation to statutory reserves was made in the three and nine months ended September 30, 2025 and 2024 because the Chinese subsidiaries had substantial losses during such periods. The Company did not receive any distributions from its Chinese subsidiaries; such distributions were not permitted under Chinese laws and regulations due to the reserve

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements requirements discussed above. As of both September 30, 2025 and December 31, 2024, amounts restricted included the paid-in capital of the Company’s subsidiaries in mainland China and were $506.0 million.
17. Commitments and Contingencies
(a) Purchase Commitments
As of September 30, 2025, the Company’s commitments were $0.7 million and related to commercial manufacturing development activities and capital expenditures that are contracted but not yet reflected in the unaudited condensed consolidated financial statements. These commitments were expected to be incurred within one year from September 30, 2025.
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
18. Segment Information
The Company operates as a single operating segment that is engaged in discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. A global research and development organization and a supply chain organization discover, develop, manufacture, and supply our products. A global commercial organization markets, distributes, and sells the products. The business is also supported by global corporate staff functions. The Company’s Chief Operating Decision Maker (the “CODM”) is the Chief Executive Officer, who assesses performance and allocates resources based on significant expenses and net income on a consolidated basis. The significant expenses that are regularly provided to the CODM include those amounts that are also reported on the consolidated statement of operations as well as below additional disaggregated measures. The CODM also reviews cash position (which are cash and cash equivalents, current restricted cash, and short-term investments) that are also reported on the consolidated balance sheets when making operating decisions. In accordance with ASC 280, the Company has only one reportable segment.
The following tables present disaggregated expenses that are regularly provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personnel compensation and related costs	21,539	23,405	68,067	82,622
Licensing fees	—	22,634	19,997	22,634
CROs/CMOs/Investigators expenses	18,707	13,004	48,472	57,213
Other costs	7,682	6,939	22,735	19,783
Total research and development expenses	47,928	65,982	159,271	182,252

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Clinical programs	18,179	23,060	63,236	63,196
Pre-Clinical programs	1,982	14,461	10,365	19,649
Unallocated research and development expenses	27,767	28,461	85,670	99,407
Total research and development expenses	47,928	65,982	159,271	182,252

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personnel compensation and related costs	41,320	39,984	124,642	134,157
Other costs	28,786	27,235	79,924	81,966
Total selling, general, and administrative expenses	70,106	67,219	204,566	216,123

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling and marketing expenses	47,179	43,473	135,882	140,342
General and administrative expenses	22,927	23,746	68,684	75,781
Total selling, general, and administrative expenses	70,106	67,219	204,566	216,123

19. Subsequent Events
On October 13, 2025, the Company entered into a maximum amount guarantee contract with Industrial Bank Co., Ltd., Shanghai Gubei Branch (“CIB”) pursuant to which the Company will guarantee working capital loans of up to RMB300 million (approximately $42.1 million) from CIB to our wholly-owned subsidiary, Zai Lab Shanghai, and Zai Lab Shanghai entered into a credit line contract with CIB with respect to the RMB300 million revolving credit facility. The credit facility will be available until May 5, 2026, and key terms of the specific working capital loans, including the amount, term, and interest rate, will be included in the specific transaction documents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our 2024 Annual Report and our unaudited condensed consolidated financial statements and the accompanying notes for the three and nine months ended September 30, 2025 included in Item 1. Financial Statements.
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. We intend to leverage our competencies and resources to positively impact human health. We currently have seven commercial programs – ZEJULA, VYVGART / VYVGART Hytrulo, NUZYRA, OPTUNE, QINLOCK, XACDURO, and AUGTYRO – with products that have received marketing approval and that we have commercially launched in one or more territories in Greater China. We also have multiple programs in late-stage product development and a number of ongoing pivotal trials across our portfolio.
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
Recent Developments
Commercial Products
Net product revenue was $115.4 million for the third quarter of 2025, an increase of 13% compared to the prior year period, primarily due to higher sales of NUZYRA, supported by increasing market coverage and penetration, and XACDURO, which was launched since the fourth quarter of 2024. These higher sales were partially offset by softer sales of ZEJULA, due to evolving competitive dynamics within the PARPi class.
Product Candidates
We continued to advance our product candidates through our research and development activities, including the following developments with respect to our clinical trials and regulatory approvals:
Oncology
•Zocilurtatug Pelitecan (Zoci, DLL3 ADC) (formerly ZL-1310): In October 2025, we presented updated data from the global Phase I clinical trial evaluating zoci for the treatment of patients with ES-SCLC at the AACR-NCI-EORTC International Conference. The data demonstrated a best overall response rate of 68% in 2L patients treated at the 1.6 mg/kg dose in ES-SCLC. The median duration of response was 6.1 months across all patients and is clinically meaningful in this population with advanced disease. Meaningful activity in patients with brain metastases was also observed, including an 80% response rate in patients with untreated brain metastases. The data also demonstrated a well-tolerated safety profile at 1.6 mg/kg, with Grade ≥ 3 treatment-related adverse events of 13%, no Grade ≥2 interstitial lung disease, and no drug discontinuations. We have initiated a global registrational study of zoci monotherapy in 2L+ SCLC.
•Tisotumab Vedotin (TIVDAK, Tissue Factor ADC): In September 2025, the Hong Kong Department of Health approved TIVDAK in Hong Kong for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. TIVDAK is currently under regulatory review for its Biologics License Application by the NMPA, which was accepted in March 2025.
•Bemarituzumab: In September 2025, our partner Amgen announced that the descriptive follow-up analysis of the Phase III FORTITUDE-101 clinical trial evaluating bemarituzumab in FGFR2b positive 1L gastric cancer has been completed. At the pre-specified interim analysis (the primary analysis), overall survival was significantly improved with bemarituzumab plus chemotherapy (mFOLFOX6) versus chemotherapy alone (median OS of 17.9 months versus 12.5 months). However, at the follow-up analysis, the magnitude of the previously observed survival benefit attenuated (median OS of 14.5 months versus 13.2 months). Data was presented in October 2025 at the ESMO conference in Berlin. In November 2025, Amgen announced that FORTITUDE-102, a Phase Ib/III study evaluating bemarituzumab in combination with nivolumab and chemotherapy in the same patient population, was stopped.
•Tumor Treating Fields (TTFields): In August 2025, the NMPA granted Innovative Medical Device Designation for TTFields therapy for patients with pancreatic cancer based on the positive results from the Phase III PANOVA-3 trial. This designation offers opportunities to expedite the regulatory review and approval process. The Phase III PANOVA-3 trial evaluated the use of TTFields therapy concomitantly with gemcitabine and nab-paclitaxel as a first-line treatment for unresectable, locally advanced pancreatic adenocarcinoma compared to gemcitabine and nab-paclitaxel alone. The trial met its primary endpoint, demonstrating a statistically significant improvement in median overall survival for patients treated with TTFields. We participated in the study in Greater China. We plan to file for regulatory approval in mainland China in the fourth quarter of 2025.
Immunology, Neuroscience, and Infectious Disease
•ZL-1503 (IL-13 / IL-31): In November 2025, we initiated a global Phase I/Ib study to evaluate safety, tolerability, and pharmacokinetics of ZL-1503 in healthy volunteers and participants with moderate to severe atopic dermatitis.
•Efgartigimod (FcRn): In August 2025, our partner argenx announced topline results from the pivotal ADAPT SERON study of VYVGART in patients with AChR-Ab seronegative gMG. The study met its primary endpoint (p-value=0.0068), demonstrating that AChR-Ab seronegative gMG patients treated with VYVGART achieved a statistically significant and clinically meaningful improvement in MG-ADL (Myasthenia Gravis Activities of Daily Living) total score compared to placebo. Based on these results, argenx plans to submit an sBLA to the FDA seeking expansion of the VYVGART label to include adult AChR-Ab seronegative gMG patients. VYVGART was well tolerated and safe across AChR-Ab seronegative subtypes and consistent with the established safety profile in patients with AChR-Ab seropositive gMG and other indications. No new safety concerns were identified. We participated in the study in Greater China and are considering a potential China regulatory submission.

In September 2025, we joined the registrational UNITY study of the subcutaneous formulation of efgartigimod given by pre-filled syringe in Sjorgen’s disease in Greater China.
•Xanomeline-Trospium (or KarXT) (M1/M4-agonist): In September 2025, the “China Schizophrenia Prevention and Treatment Guidelines (2025 Edition)” were officially released, and KarXT was included for the first time, marking the first national-level guideline globally to include KarXT. The guidelines emphasize KarXT’s broad efficacy across all three symptom domains (positive, negative, and cognitive symptoms) and its unique safety profile, supporting long-term adherence and functional recovery. The NMPA accepted the NDA for KarXT for the treatment of schizophrenia in January 2025.
•Povetacicept (Pove, APRIL/BAFF): In September 2025, our partner Vertex announced that the FDA had granted Breakthrough Therapy Designation to pove for the treatment of IgA nephropathy. We participated in the global Phase III RAINIER study of pove in patients with IgAN in Greater China. Vertex has completed full enrollment of the Phase III study, including the interim analysis cohort for potential accelerated approval in the United States.
Organizational Updates
During the third quarter, we continued to strengthen our business through key new additions to our global leadership team. For example, we appointed Dr. Shan He as Senior Vice President, Chief Business Officer in September 2025. Dr. He is a respected leader with deep expertise in healthcare strategy, capital markets, and entrepreneurship. She will be responsible for leading and directing strategy for business development and strategic partnerships. We also announced the creation of our Oncology Scientific Advisory Board (“SAB”) in August 2025. This newly formed Oncology SAB is comprised of distinguished oncology leaders and will support the advancement of our robust oncology products and pipeline, including multiple internally developed investigational therapies.
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
License and Collaboration Arrangements
Our results of operations have been, and will continue to be, affected by our license and collaboration agreements. In accordance with these agreements, we may be required to make upfront payments and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. As of September 30, 2025, we may in the future be required to pay development and regulatory milestone payments of up to an additional aggregate amount of $211.0 million for our current clinical programs and $366.0 million for other programs. Such development and regulatory milestone payments are contingent on the progress of our product candidates prior to commercialization, and we see these payments as favorable because they indicate that product candidates are advancing. As of September 30, 2025, we also in the future may be required to pay sales-based milestone payments of up to an additional aggregate amount of $1,753.0 million as well as certain royalties at tiered percentage rates on annual net sales. Such sales-based milestone and royalty payments are contingent on the performance of our commercial products, and we see these payments as favorable because they signify that a product is achieving higher sales levels.

Results of Operations
In this section, we discuss our results of operations for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
The following table presents our results of operations ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues
Product revenue, net	115,361	101,847	13,514	13%	330,095	289,102	40,993	14%
Collaboration revenue	734	418	316	76%	2,464	816	1,648	202%
Total revenues	116,095	102,265	13,830	14%	332,559	289,918	42,641	15%
Expenses
Cost of product revenue	(46,764)	(36,569)	(10,195)	28%	(128,219)	(105,336)	(22,883)	22%
Cost of collaboration revenue	(119)	(348)	229	(66)%	(531)	(433)	(98)	23%
Research and development	(47,928)	(65,982)	18,054	(27)%	(159,271)	(182,252)	22,981	(13)%
Selling, general, and administrative	(70,106)	(67,219)	(2,887)	4%	(204,566)	(216,123)	11,557	(5)%
Loss from operations	(48,822)	(67,853)	19,031	(28)%	(160,028)	(214,226)	54,198	(25)%
Interest income	8,345	9,029	(684)	(8)%	25,794	28,017	(2,223)	(8)%
Interest expenses	(1,400)	(745)	(655)	88%	(3,848)	(1,350)	(2,498)	185%
Foreign currency gains	6,422	14,457	(8,035)	(56)%	9,909	8,281	1,628	20%
Other income (expense), net	(508)	3,441	(3,949)	(115)%	3,045	3,859	(814)	(21)%
Loss before income tax	(35,963)	(41,671)	5,708	(14)%	(125,128)	(175,419)	50,291	(29)%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	(35,963)	(41,671)	5,708	(14)%	(125,128)	(175,419)	50,291	(29)%
Revenues
Product Revenue, Net
The following table presents net revenue by commercial program ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
ZEJULA	42,432	48,227	(5,795)	(12)%	133,002	138,727	(5,725)	(4)%
VYVGART / VYVGART Hytrulo	27,727	27,265	462	2%	72,329	63,617	8,712	14%
NUZYRA	15,430	9,997	5,433	54%	44,840	32,205	12,635	39%
OPTUNE	12,657	7,715	4,942	64%	36,375	32,779	3,596	11%
QINLOCK	8,901	8,643	258	3%	25,946	21,774	4,172	19%
XACDURO	6,445	—	6,445	NM	12,184	—	12,184	NM
AUGTYRO	1,677	—	1,677	NM	4,702	—	4,702	NM
Other (i)	92	—	92	NM	717	—	717	NM
Total product revenue, net	115,361	101,847	13,514	13%	330,095	289,102	40,993	14%
NM - Not Meaningful
(i)Other includes product candidates sold in patient programs prior to commercialization.
Our product revenue is primarily derived from the sales of our commercial products in mainland China, net of sales returns and rebates to distributors with respect to the sales of these products.

Our net product revenue increased by $13.5 million and $41.0 million in the three and nine months ended September 30, 2025, respectively, primarily due to NUZYRA, supported by increasing market coverage and penetration, XACDURO, which was launched since the fourth quarter of 2024, and higher sales of VYVGART, driven by an extension of duration of therapy and increasing market penetration. These higher sales were partially offset by softer sales of ZEJULA, due to evolving competitive dynamics within the PARPi class.
Cost of Product Revenue
Cost of product revenue increased by $10.2 million and $22.9 million in the three and nine months ended September 30, 2025, respectively, primarily due to increasing sales volumes.
Collaboration Revenue and Cost of Collaboration Revenue
In the three and nine months ended September 30, 2025, collaboration revenue increased by $0.3 million and $1.6 million, respectively, and cost of collaboration revenue increased by $0.2 million and $0.1 million, respectively, which are related to promotional activities in mainland China.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Personnel compensation and related costs	21,539	23,405	(1,866)	(8)%	68,067	82,622	(14,555)	(18)%
Licensing fees	—	22,634	(22,634)	(100)%	19,997	22,634	(2,637)	(12)%
CROs/CMOs/Investigators expenses	18,707	13,004	5,703	44%	48,472	57,213	(8,741)	(15)%
Other costs	7,682	6,939	743	11%	22,735	19,783	2,952	15%
Total	47,928	65,982	(18,054)	(27)%	159,271	182,252	(22,981)	(13)%
Research and development expenses decreased by $18.1 million in the three months ended September 30, 2025, primarily due to:
•a decrease of $22.6 million in licensing fees in connection with decreased upfront and milestone payments for our license and collaboration agreements; and
•a decrease of $1.9 million in personnel compensation and related costs primarily driven by our resource prioritization and efficiency efforts; partially offset by
•an increase of $5.7 million in CROs/CMOs/Investigators expenses related to ongoing clinical trials.
Research and development expenses decreased by $23.0 million in the nine months ended September 30, 2025 primarily due to a decrease of $14.6 million in personnel compensation and related costs and a decrease of $8.7 million in CROs/CMOs/Investigators expenses primarily driven by our resource prioritization and efficiency efforts.

The following table presents our research and development expenses by program ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Clinical programs	18,179	23,060	(4,881)	(21)%	63,236	63,196	40	—%
Pre-Clinical programs	1,982	14,461	(12,479)	(86)%	10,365	19,649	(9,284)	(47)%
Unallocated research and development expenses	27,767	28,461	(694)	(2)%	85,670	99,407	(13,737)	(14)%
Total	47,928	65,982	(18,054)	(27)%	159,271	182,252	(22,981)	(13)%
Research and development expenses attributable to clinical programs decreased by $4.9 million in the three months ended September 30, 2025, primarily driven by a decrease in licensing fees for our license and collaboration agreements, partially offset by an increase in trial costs related to ongoing clinical trials. Research and development expenses attributable to clinical programs remained flat in the nine months ended September 30, 2025, primarily driven by an increase in licensing fees for our license and collaboration agreements, partially offset by decreases in trial costs due to our resource prioritization and efficiency efforts.
Research and development expenses attributed to preclinical programs decreased by $12.5 and $9.3 million in the three and nine months ended September 30, 2025, respectively, primarily driven by a decrease in licensing fees for our license and collaboration agreements.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General, and Administrative Expenses
The following table presents our selling, general, and administrative expenses by category ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Personnel compensation and related costs	41,320	39,984	1,336	3%	124,642	134,157	(9,515)	(7)%
Other costs	28,786	27,235	1,551	6%	79,924	81,966	(2,042)	(2)%
Total	70,106	67,219	2,887	4%	204,566	216,123	(11,557)	(5)%
Selling, general, and administrative expenses increased by $2.9 million in the three months ended September 30, 2025 primarily driven by higher general selling expenses to support the growth of NUZYRA and VYVGART, partially offset by decreases in selling expenses related to ZEJULA. Selling, general, and administrative expenses decreased by $11.6 million in the nine months ended September 30, 2025, primarily due to our resource prioritization and efficiency efforts.
Interest Income
Interest income decreased by $0.7 million and $2.2 million in the three and nine months ended September 30, 2025, respectively, primarily due to decreased interest rates.
Interest Expenses
Interest expense increased by $0.7 million and $2.5 million in the three and nine months ended September 30, 2025, respectively, primarily due to higher levels of short-term debt.

Foreign Currency Gains
Foreign currency gains were $6.4 million and $9.9 million in the three and nine months ended September 30, 2025, respectively, compared to $14.5 million and $8.3 million in the three and nine months ended September 30, 2024, respectively. The foreign currency gains were primarily driven by remeasurement gains due to appreciation of the RMB against the U.S. dollar.
Other Income (Expense), Net
Other expense, net was $0.5 million in the three months ended September 30, 2025, compared to other income, net of $3.4 million in the three months ended September 30, 2024, primarily due to a decrease in government grants.
Other income decreased by $0.8 million to $3.0 million in the nine months ended September 30, 2025, primarily due to decreased loss on our equity investment in MacroGenics offset by a decrease in government grants.
Income Tax Expense
Income tax expense was nil in both the three and nine months ended September 30, 2025 and 2024.
Net Loss
Net loss was $36.0 million in the three months ended September 30, 2025, or a loss per ordinary share attributable to stockholders of $0.03 (or loss per ADS of $0.33), compared to a net loss of $41.7 million in the three months ended September 30, 2024, or a loss per ordinary share of $0.04 (or loss per ADS of $0.42).
Net loss was $125.1 million in the nine months ended September 30, 2025, or a loss per ordinary share attributable to stockholders of $0.11 (or loss per ADS of $1.15), compared to a net loss of $175.4 million in the nine months ended September 30, 2024, or a loss per ordinary share of $0.18 (or loss per ADS of $1.80).
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
Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements and public offerings, including our September 2017 initial public offering and various follow-on offerings on Nasdaq and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. We have raised approximately $164.6 million in private equity financing and approximately $2,677.8 million in net proceeds from public offerings after deducting underwriting commissions and the offering expenses payable by us. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $124.8 million and $159.1 million in the nine months ended September 30, 2025 and 2024, respectively. For information on our research and development activities and related expenditures, see the Research and Development Expenses, Selling, General, and Administrative Expenses, License and Collaboration Arrangements, and Results of Operations sections above. In addition, as of September 30, 2025, we had commitments of $0.7 million related to commercial manufacturing development activities and capital expenditures.
We have also identified opportunities to access capital through debt arrangements on favorable commercial terms. As of September 30, 2025, we had such debt arrangements with Chinese financial institutions that allow certain of our subsidiaries to borrow up to approximately $275.4 million (or RMB1,971.7 million) to support our working capital needs in mainland China. As of September 30, 2025, we had short-term debt outstanding of $203.0 million (or RMB1,442.6 million) pursuant to these debt arrangements. These debt arrangements provide us with additional capital capacity that will give us enhanced flexibility to execute on our corporate strategic goals. For more information, see Note 10. In addition, after the third quarter, we entered into a new facility with a Chinese financial institution that will allow certain of our subsidiaries to borrow up to an additional RMB300 million (approximately $42.1 million). For more information, see Note 19.
As of September 30, 2025, we had cash and cash equivalents, current restricted cash, and short-term investments of $817.2 million, which we expect will enable us to meet our cash requirements including the funding of operating expenses, capital expenditures, and debt obligations for at least the next 12 months.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may, from time to time, utilize debt arrangements on favorable commercial terms or consider additional funding sources to bring to fruition our strategic objectives. There can be no assurances that such funding will be made available to us on acceptable terms or at all.
The following table presents information regarding our cash flows ($ in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$
Net cash used in operating activities	(124,767)	(159,100)	34,333
Net cash provided by (used in) investing activities	319,162	(27,439)	346,601
Net cash provided by financing activities	72,783	112,077	(39,294)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	311	402	(91)
Net increase (decrease) in cash, cash equivalents and restricted cash	267,489	(74,060)	341,549
Net Cash Used in Operating Activities
Net cash used in operating activities decreased by $34.3 million in the nine months ended September 30, 2025, primarily due to a decrease of $50.3 million in net loss, partially offset by a decrease of $8.2 million in other adjustments to reconcile net loss to net cash used in operating activities and $7.8 million in net changes in operating assets and liabilities.

Net Cash Provided by Investing Activities
Net cash provided by investing activities increased by $346.6 million in the nine months ended September 30, 2025, primarily due to an increase of $313.7 million in proceeds from the maturity of short-term investments, a decrease of $36.0 million from acquisitions of intangible assets, and an increase of $1.2 million in proceeds from the sale of our equity investment in MacroGenics, partially offset by an increase of $4.4 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $39.3 million in the nine months ended September 30, 2025, primarily due to an increase of $116.7 million in repayment of short-term bank borrowings and $8.2 million in employee taxes paid related to net share settlement of equity awards, partially offset by an increase of $74.3 million in short-term debt proceeds and $12.1 million in proceeds from exercises of stock options.
Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II – Item 8. Financial Statements and Supplementary Data – Recent Accounting Pronouncements in our 2024 Annual Report. The Company has not adopted any new accounting standards in the three and nine months ended September 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk, credit risk, and interest rate risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of $25.6 million and $19.0 million, which were denominated in RMB, representing 4% and 4% of the cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively.
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
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of losses due to credit risk. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $717.2 million and $449.7 million, respectively, restricted cash of $101.1 million and $101.1 million, respectively, and short-term investments of nil and $330.0 million, respectively. As of September 30, 2025 and December 31, 2024, all of our cash and cash equivalents, restricted cash, and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product revenue. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of September 30, 2025, our two largest customers accounted for approximately 19% of our total accounts receivable collectively.
Certain accounts receivable balances are settled in the form of notes receivable. As of September 30, 2025, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Interest Rate Risk
We are exposed to risks related to changes in interest rates on our cash and cash equivalents, restricted cash, and short-term investments. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $717.2 million and $449.7 million, respectively, restricted cash of $101.1 million and $101.1 million, respectively, and short-term investments of nil and $330.0 million, respectively. Our investment portfolio, which relates to cash equivalents and short-term investments, primarily consists of time deposits. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the short‑term nature of our deposits and investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. For example, a hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on future interest income.
We are also exposed to risks related to changes in interest rates on our short-term debt, which is currently subject to a mix of fixed and floating interest rates. As of September 30, 2025 and December 31, 2024, we had short-term debt of $203.0 million and $131.7 million, respectively. A 100-basis point increase in interest rates would not materially increase our interest expense. Our interest rate exposure from short-term debt is also offset by our exposure in cash and cash equivalents, restricted cash, and short-term investments, as discussed above. For more information on our short-term debt, see Note 10.

Item 4. Controls and Procedures
Management’s Evaluation of Our Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Rules 13a-15(f)) during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents acquisitions of the Company’s ADSs to satisfy tax withholding obligations due in connection with exercise of option shares or vesting of restricted shares during the third quarter of 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2025			—	—
August 1 – 31, 2025	251,319	$32.59	—	—
September 1 – 30, 2025			—	—
Total	251,319
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Other than as described below, during the third quarter of 2025, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).
On September 12, 2025, F. Ty Edmondson, the Company’s Chief Legal Officer and Corporate Secretary, adopted a new written Rule 10b5-1 trading arrangement for the sale of up to 42,065 ADSs. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than November 13, 2026.
On September 10, 2025, William Lis, one of the Company’s directors, adopted a new written Rule 10b5-1 trading arrangement for the sale of up to 15,547 ADSs. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than September 14, 2026.

Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title
10.1+	Unofficial English Translation of Maximum-Amount Irrevocable Letter of Guarantee issued by Zai Lab Limited to China Merchants Bank Co., Ltd., Shanghai Branch dated August 6, 2025
10.2+	Unofficial English Translation of Credit Agreement by and between Zai Lab (Shanghai) Co., Ltd. and China Merchants Bank Co., Ltd., Shanghai Branch dated August 6, 2025
10.3+
Unofficial English Translation of Maximum Amount Guarantee Contract, dated as of October 13, 2025, by and between Zai Lab Limited and Industrial Bank Co., Ltd., Shanghai Gubei Branch (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on October 16, 2025)

10.4+
Unofficial English Translation of Line of Credit Contract, dated as of October 13, 2025, by and between Zai Lab (Shanghai) Co., Ltd. and Industrial Bank Co., Ltd., Shanghai Gubei Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-38205) filed on October 16, 2025)

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

ZAI LAB LIMITED

Dated: November 6, 2025	By:	/s/ Yajing Chen
	Name:	Yajing Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)