Form 10-K
period 2025-12-31
Zai Lab Ltd
filed 2026-02-26
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares, including in the form of American Depositary Shares (“ADSs”), each representing ten ordinary shares, held by non-affiliates of the registrant was approximately $3.8 billion, based upon the closing price of the registrant’s ADSs on the Nasdaq Global Market of $34.97 on June 30, 2025.
As of February 20, 2026, 1,106,407,390 ordinary shares, par value $0.000006 per share, were outstanding, of which 307,140,690 ordinary shares were held in the form of ADSs.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Zai Lab Limited
2025 Annual Report on Form 10-K
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
•    Any inability to obtain or maintain sufficient patent protection for our products and product candidates;
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
•    Uncertainties in the Chinese legal system, including with respect to the anti-corruption enforcement efforts in mainland China and those addressing espionage, protection of and transfer restrictions on data, including personal information, data processing and security, and cybersecurity, and other future laws and regulations or amendments to such laws and regulations;
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
Our operating subsidiaries consist of Zai Lab (Hong Kong) Limited, domiciled in Hong Kong; Zai Auto Immune (Hong Kong) Limited, domiciled in Hong Kong; Zai Anti Infectives (Hong Kong) Limited, domiciled in Hong Kong; Zai Lab (Shanghai) Co., Ltd., domiciled in mainland China; Zai Lab International Trading (Shanghai) Co., Ltd., domiciled in mainland China; Zai Lab (Suzhou) Co., Ltd., domiciled in mainland China; Zai Biopharmaceutical (Suzhou) Co., Ltd., domiciled in mainland China; Zai Lab Trading (Suzhou) Co., Ltd., domiciled in mainland China; Zai Lab (Zhejiang) Co., Ltd., domiciled in mainland China; Zai Lab (Taiwan) Limited, domiciled in Taiwan; Zai Lab (AUST) Pty. Ltd., domiciled in Australia; and Zai Lab (US) LLC, domiciled in the United States.
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
There are significant legal and operational risks associated with conducting a substantial portion of our operations in mainland China, including with respect to changes in the political and economic policies of the Chinese government, relations between mainland China and the United States, or applicable Chinese or U.S. laws and regulations. For example, geopolitical events, such as developments with respect to Taiwan, continue to cause heightened tensions between the United States and China. In addition, new and evolving laws and regulations, including those addressing espionage, protection of and transfer restrictions on data, including personal information, data processing and security, and cybersecurity, and regulations and guidelines relating to the multi-level protection scheme, have imposed, and may continue to impose, additional restrictions or obligations and compliance-related costs on our business. In addition, our business, or our directors or employees, may be subject to enforcement actions or penalties if it is determined that we, or they, have not complied with applicable laws and regulations. Such legal and operational risks may materially and adversely affect our business, financial condition, and results of operations.
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
Our Mission and Corporate Strategic Goals
Our mission is to be a leading global biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that improve the lives of patients. To execute on that mission, we have developed a corporate strategy with the following three pillars to help us drive innovation:
•Accelerate Medicines to Patients: We seek to advance our global and regional pipelines by continuing to invest in research and development activities;
•Expand and Strengthen Our Pipeline: We seek to continue to expand and strengthen our differentiated global and regional pipelines through our internal discovery efforts and synergistic collaborations and corporate development activities; and
•Continue Our Commercial Excellence and Execution: We seek to continue delivering strong financial performance through increased access to our existing commercial products and further increases in our efficiency and productivity as we prepare to launch additional products or new indications for existing products, as we advance along our path to achieve profitability.
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

The following table provides an overview of our partners and the approved indications and current geographic markets for our commercial products:

Product	Our Approved Indications	Our Current Markets	Partner
	1L ovarian cancer maintenance treatment Platinum sensitive relapsed ovarian cancer maintenance treatment	Mainland China, Hong Kong, and Macau

	gMG	Mainland China

gMG and CIDP

	CABP and ABSSSI	Mainland China and Macau

	Newly diagnosed and recurrent GBM	Greater China

	4L GIST	Greater China

	HABP and VABP caused by ABC	Mainland China

	ROS1+ NSCLC and NTRK+ solid tumors	Greater China
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
Our primary market for efgartigimod is patients with gMG in mainland China. There are approximately 200,000 patients in China living with MG. Approximately 85% of people with MG progress to gMG within 2 years, and of those patients, 85% are estimated to have confirmed AChR antibodies. We launched the IV formulation of efgartigimod, under the brand name VYVGART, in mainland China in September 2023 as an add on to standard therapy for the treatment of adult patients with gMG who are AChR antibody positive, and VYVGART has been included in the NRDL for this indication since January 2024. We launched the subcutaneous formulation of efgartigimod, under the brand name VYVGART Hytrulo, for this indication in mainland China in the fourth quarter of 2024.
In the fourth quarter of 2024, we also launched VYVGART Hytrulo for the treatment of adult patients with CIDP. There are approximately 50,000 patients diagnosed with CIDP in mainland China.
NUZYRA (Omadacycline)
NUZYRA, a novel tetracycline-class antibacterial with both oral and IV formulations, is a broad-spectrum antibiotic. We have an exclusive license from Paratek (subsequently acquired by Gurnet Point Capital and Novo Holdings) to develop, manufacture, and commercialize NUZYRA in Greater China.
Our primary market for NUZYRA is patients with CABP or ABSSSI in mainland China. CABP is the most common type of pneumonia that is acquired outside of the hospital. It is one of the most common infectious diseases and is a significant cause of mortality and morbidity worldwide. ABSSSI are bacterial infections of skin and associated soft tissues, such as loose connective tissue and mucous membranes. ABSSSI are common and encompass a variety of disease presentations and degrees of severity. The World Health Organization has identified the worldwide development of resistance to currently available antibacterial agents as one of the greatest threats to human health. In 2020, the estimated incidence of CABP in mainland China was approximately 10 million patients, and in 2015, the estimated incidence of ABSSSI in mainland China was 2.8 million patients. We launched the oral and IV formulations of NUZYRA in mainland

China in 2021 for the treatment of adults with CABP and/or ABSSSI. The IV formulation of NUZYRA has been included in the NRDL for these indications since January 2023, and the oral formulation has been included since January 2024.
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
QINLOCK (Ripretinib)
QINLOCK is an orally administered switch-control TKI that broadly inhibits KIT and PDGFRα tyrosine kinases, including wild-type and mutated forms with multiple primary and secondary mutations. Switch-control tyrosine kinases KIT and PDGFRα regulate kinase activity through a main activation switch and an auxiliary inhibitory switch that control kinase conformation in either an “on” or “off” position. Oncogenic kinase mutations predominantly function by disrupting one or more regulatory switch mechanisms, leading to dysregulated function and loss of normal, physiologic conformational control. Blocking the switch pocket region and the activation switch region locks KIT and PDGFRα kinases in an inactive conformation by a dual mechanism of action that provides broad inhibition of KIT and PDGFRα kinase activity thereby preventing downstream signaling and cell proliferation. We have an exclusive license from Deciphera to develop and commercialize QINLOCK in Greater China.
Our primary market for QINLOCK is patients with GIST in mainland China, where we believe QINLOCK is the standard of care. GISTs are the most common mesenchymal tumors of the gastrointestinal tract, accounting for about 0.1-3% of gastrointestinal tumors, with an estimated annual incidence of around 30,000 newly diagnosed patients per year in mainland China. We launched QINLOCK in mainland China in 2021 for the treatment of adult patients with advanced GIST who have received prior treatment with three or more kinase inhibitors, including imatinib, or 4L GIST. QINLOCK has been included in the NRDL for this indication since January 2023. We have also launched QINLOCK for 4L GIST in Hong Kong, Taiwan, and Macau.
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
In November 2024, we entered into a strategic collaboration with Pfizer that allows us to leverage the industry-leading commercialization infrastructure of Pfizer’s affiliated companies in the anti-infective therapeutic area to support sales of XACDURO in mainland China.
AUGTYRO (Repotrectinib)
AUGTYRO is a next-generation TKI that targets ROS1 oncogenic fusions. We have an exclusive license from Turning Point (now a wholly owned subsidiary of BMS) to develop and commercialize repotrectinib in Greater China.
Our primary market for AUGTYRO is patients with ROS1+ NSCLC in mainland China. In China, there were approximately 1.1 million new cases of lung cancer in 2022. NSCLC accounts for approximately 85% of lung cancer, and approximately 70% of NSCLC is locally advanced or metastatic at initial diagnosis. ROS1 rearrangements occur in approximately 2% of patients with advanced NSCLC. We launched AUGTYRO in mainland China in December 2024 for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC, and AUGTYRO has been included in the NRDL for this indication since January 2025.
In December 2025, the NMPA approved the sNDA for AUGTYRO for the treatment of adult patients with NTRK+ solid tumors. The approval is intended for patients whose disease is locally advanced or metastatic, or where surgical resection is likely to result in severe morbidity, and who have either progressed following prior therapies or have no satisfactory alternative treatment options. The NMPA’s approval is based on results from the pivotal Phase 1/2 TRIDENT-1 study, which demonstrated robust and durable efficacy and a manageable safety profile of AUGTYRO in patients with NTRK fusion-positive solid tumors. Zai Lab contributed to the global pivotal TRIDENT-1 study. The incidence of NTRK fusion-positive solid tumors is estimated to be less than 1% in China.
In December 2025, we entered into a strategic collaboration with SciClone Pharmaceuticals that allows us to leverage SciClone’s commercialization infrastructure to support sales of AUGTYRO in mainland China.
Our Pipeline of Product Candidates and R&D Activities
We believe research and development is important to our future growth and ability to remain competitive, and we are dedicated to discovering or licensing, and then developing and commercializing, innovative products that address significant unmet medical needs. We have a deep and differentiated pipeline of potential first-in-class / best-in-class products across our therapeutic areas. Our pipeline includes additional indications for our commercial products as well as new products for which we may seek regulatory approval and commercialization. Our pipeline includes both in-licensed assets as well as assets that we have internally developed. Our product candidates are in various stages of development, including several assets in late-stage development and various others in clinical and pre-clinical development.
We have assembled an integrated drug discovery and development team with extensive experience in discovery, translational medicine, and pre-clinical and clinical development in China and the United States. This team has been directly involved in the discovery and development of several innovative global product candidates. We also supplement our internal capabilities through collaborations with commercial partners and external research partners, such as leading CROs and academic institutions, for the execution of our pre-clinical studies and clinical trials.
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
Global Pipeline
We are continuing to focus on expanding and advancing our global pipeline of innovative products through our internal discovery efforts and business development activities. Our innovative global pipeline includes:
•Zoci (ZL-1310), a potential first-in-class and best-in-class DLL3-targeting ADC for SCLC and other neuroendocrine carcinomas, for which we are conducting a Phase 3 study in extensive stage SCLC, a global Phase 1 study in 1L SCLC, and a global Phase 1/2 study in selected solid NEC;
•ZL-1503, our internally developed IL-13/IL-31Rα bispecific antibody for the treatment of atopic dermatitis and other immunologic diseases, for which we are conducting a global Phase 1/1b study evaluating safety, tolerability, and pharmacokinetics in healthy volunteers and participants with moderate to severe atopic dermatitis;
•ZL-6201, a novel potential first-in-class ADC targeting LRRC15, using our internally developed anti-LRRC15 antibody, for the treatment of certain solid tumors, for which the FDA approved the IND in January 2026 and a global Phase 1 study was initiated in the first quarter of 2026;
•ZL-1222, our internally developed PD-1/IL-12 bispecific antibody using a potency-reduced IL-12 and PD-1 cis-activation of IL-12/IL12R to restore T cell function in the tumor microenvironment for the treatment of solid tumors, for which we have initiated IND-enabling studies; and
•ZL-1311, a MUC17/CD3 T-cell engager, which is in pre-clinical development for solid tumors including gastric and gastroesophageal junction cancer.
We also have multiple other undisclosed IND-enabling assets, and we are targeting at least 1 new IND per year.
Regional Pipeline
We will continue to advance and expand our regional pipeline through synergistic opportunities that help us further address significant unmet patient needs. The following table provides an overview of our key regional product candidates, including key indications we are evaluating for those products, their clinical stage and related studies in which we are participating, and our partners and potential geographic markets:

Product	Description	Potential Indications and Clinical Stage (Studies)	Our Potential Markets	Partner
Oncology Pipeline
Tumor Treating Fields	Portable device for delivery of electric fields	Pancreatic Cancer – Phase III (PANOVA-3)	Greater China	NovoCure
Tisotumab vedotin (TIVDAK)	Tissue Factor ADC	2L+ Cervical Cancer – Phase 3 (innovaTV 301) 1L r/m Cervical Cancer - Phase 2 (innovaTV 205)	Greater China	Seagen (now owned by Pfizer)
Immunology, Neuroscience, and Infectious Disease Pipeline
Efgartigimod (VYVGART, VYVGART Hytrulo, Pre-Filled Syringe)	FcRn blocker	Sjogren’s – Phase 3 (UNITY) Myositis - Phase 3 (ALKIVIA) sn-gMG - Phase 3 (ADAPT-SERON) Ocular MG - Phase 3 (ADAPT-OCULUS)	Greater China	argenx

Xanomeline and Trospium Chloride (KarXT)	Combination of muscarinic receptor agonist and antimuscarinic agent	Schizophrenia – Phase 3 (EMERGENT); approved by the NMPA in December 2025	Greater China	Karuna (now owned by BMS)
Povetacicept	Fc fusion protein that enhances inhibition of APRIL and BAFF	IgAN – Phase 3 (RAINIER) pMN – Phase 2/3 (OLYMPUS)	Greater China and Singapore	Vertex
Elegrobart	Immunoglobulin G1-K monoclonal antibody targeting IGF-1R	TED – Phase 3 (Phase 3 Bridging Study in Greater China)	Greater China	Zenas
The following sections include more information on significant product candidates in our oncology and immunology, neuroscience, and infectious disease pipelines. For more information on license agreements for our significant product candidates, see Overview of Significant License and Collaboration Agreements; for how we source our product candidates, see Manufacturing, Suppliers, and Quality Control; and for risks related to our potential products and R&D activities, including clinical trials and reliance on third parties, see Risk Factors.
Our Oncology Pipeline
Zocilurtatug Pelitecan (Zoci, DLL3-Targeting ADC) (formerly ZL-1310)
Zoci is a potential first-in-class and best-in-class next generation ADC targeting DLL3, an antigen that is overexpressed in many neuroendocrine carcinomas and is a validated therapeutic target for SCLC. Zoci comprises a humanized anti-DLL3 monoclonal antibody linked to a novel camptothecin derivative (a topoisomerase 1 inhibitor) as its payload. The compound was designed with a novel ADC technology platform called TMALIN®, which leverages the tumor microenvironment to overcome challenges associated with first-generation ADC therapies, including off-target payload toxicity. We have an exclusive global license from MediLink to research, develop, manufacture, and commercialize zoci.
We are evaluating zoci for the treatment of SCLC and other NECs.
•SCLC: We are conducting a global registrational Phase 3 clinical trial for zoci for the treatment of patients with previously treated extensive stage SCLC after at least one prior platinum-based chemotherapy regime in 1L, or platinum followed by tarlatamab (DLL3/CD3) in 2L. This study follows a promising global Phase 1 clinical trial evaluating zoci for the treatment of patients with ES-SCLC. Data from the Phase 1 trial demonstrated a best overall response rate of 68% in 2L patients treated at the 1.6 mg/kg dose in patients with ES-SCLC. The median duration of response was 6.1 months across all patients and is clinically meaningful in this population with advanced disease. Meaningful activity in patients with brain metastases was also observed, including an 80% response rate in patients with untreated brain metastases. The data also demonstrated a well-tolerated safety profile in patients with ES-SCLC. Grade ≥ 3 TRAEs occurred in 13% of those treated at the 1.6mg/kg dose.

In January 2025, the FDA granted Orphan Drug Designation to zoci as a treatment for patients with SCLC, and in May 2025, the FDA granted Fast Track Designation for this indication. As a result of this Orphan Drug Designation, certain forms of financial assistance for development of zoci are available, and there is the potential, upon product approval, for the FDA to grant market exclusivity for a 7-year period. SCLC is one of the most aggressive and lethal solid tumors, accounting for around 15% of the approximately 2.5 million patients diagnosed with lung cancer worldwide each year. Two-thirds of all SCLC patients are diagnosed at extensive stage. The current median survival of patients with ES-SCLC is approximately twelve months following initial therapy, and the overall five-year survival rate is 5-10%.

•Extrapulmonary NECs: We are conducting a global Phase 1/2 study of zoci in patients with selected solid neuroendocrine carcinomas. Enrollment in the global Phase 1 portion is complete, and in January 2026, we dosed the first patient in the global Phase 2 portion of the study.
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
We are evaluating TIVDAK for the treatment of recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. TIVDAK received full approval in the United States for this indication in April 2024 based on results from the global, randomized Phase 3 innovaTV 301 clinical trial, which met its primary endpoint of overall survival. The key secondary endpoints of investigator-assessed progression-free survival and objective response rate also demonstrated statistical significance. The safety profile of TIVDAK in innovaTV 301 was consistent with the known safety profile of TIVDAK as presented in the U.S. prescribing information, and no new safety signals were observed. In January 2025, we announced positive topline results from the China subpopulation of the innovaTV 301 study, which were consistent with those in the global population, and in March 2025, the NMPA accepted the BLA for TIVDAK for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after systemic therapy. In September 2025, the Hong Kong Department of Health approved TIVDAK in Hong Kong for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy, and TIVDAK was approved for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after systemic therapy in Macau in August 2024. We estimate that there are around 150,000 new cases of cervical cancer each year in China.
Additional Indications for OPTUNE (TTFields)
As discussed in Our Commercial Products and Operations, we have an exclusive license from NovoCure to develop and commercialize any TTFields products in Greater China in the field of oncology, and we have commercially launched TTFields in Greater China for certain GBM indications. Significant additional indications for TTFields therapy that we are evaluating include solid tumor types in 1L pancreatic cancer.
We participated in the Greater China portion of the Phase 3 pivotal PANOVA-3 trial evaluating the efficacy of TTFields therapy administered concomitantly with gemcitabine and nab-paclitaxel as a 1L treatment for patients with unresectable, locally advanced pancreatic cancer. In February 2026, the FDA approved TTFields, under the brand name OPTUNE Pax, for this indication. In August 2025, the NMPA granted Innovative Medical Device Designation for TTFields therapy for patients with pancreatic cancer based on the positive results from the Phase 3 PANOVA-3 trial. This designation offers opportunities to expedite the regulatory review and approval process. The trial met its primary endpoint, demonstrating a statistically significant improvement in median overall survival for patients treated with TTFields. According to the World Health Organization, pancreatic cancer was the eighth-leading cancer type in China in 2020. There are approximately 134,000 new cases of pancreatic cancer diagnosed each year in China. The current median survival of patients with metastatic pancreatic cancer is four to six months, and the five-year survival rate of pancreatic cancer is 7.2%. We filed for regulatory approval in China in the fourth quarter of 2025.
Our Immunology, Neuroscience, and Infectious Disease Pipeline
Additional Opportunities for Efgartigimod
As discussed in Our Commercial Products and Operations, we have an exclusive license from argenx to develop and commercialize efgartigimod in Greater China, and in mainland China, we have launched VYVGART for the treatment of adult patients with gMG and VYVGART Hytrulo for gMG and CIDP. In April 2025, our partner argenx announced that the FDA had approved VYVGART Hytrulo pre-filled syringe for self-injection in gMG and CIDP. PFS is the third approved administration option for efgartigimod, providing additional flexibility and convenience for patients. We submitted for Chemical Manufacturing and Control (CMC) variation for PFS for these indications in China in 2025.
We are also evaluating significant additional indications for efgartigimod SC and the pre-filled syringe, including for the treatment of Sjogren’s disease, myositis, seronegative gMG, and ocular MG.
•Sjogren’s Disease: We are participating in the Greater China portion of the global registrational Phase 3 UNITY study of efgartigimod for the treatment of Sjogren’s disease. We estimate that there are around 2.3 million patients with Sjogren’s disease in China.
•Myositis: We are participating in the Greater China portion of the global registrational Phase 2/3 ALKIVIA study of efgartigimod for the treatment of myositis, also known as idiopathic inflammatory myopathies. We estimate that there are around 170,000 myositis patients diagnosed in China.
•sn-gMG: In August 2025, our partner argenx announced topline results from the pivotal ADAPT SERON study of VYVGART in patients with AChR-Ab sn-gMG. The study met its primary endpoint (p-value=0.0068), demonstrating that AChR-Ab sn-gMG patients treated with VYVGART achieved a statistically significant and clinically meaningful improvement in MG-ADL (Myasthenia Gravis Activities of Daily Living) total score compared to placebo. VYVGART was well tolerated and safe across AChR-Ab seronegative subtypes and consistent with the established safety profile in patients with AChR-Ab seropositive gMG and other indications. No new safety concerns were identified. We participated in the study in Greater China. In January 2026, the FDA accepted for priority review an sBLA submitted by argenx seeking expansion of the VYVGART label to include adult AChR-Ab sn-gMG patients with a PDUFA target action date of May 10, 2026. We are considering a potential China regulatory submission. We estimate that there are around 25,000 patients diagnosed with sn-gMG in China.
•Ocular MG: In February 2026, our partner argenx announced topline results from the global registrational Phase 3 ADAPT-OCULUS study of efgartigimod for the treatment of ocular MG. The study met its primary endpoint (p-value=0.012), demonstrating that patients living with ocular MG and treated with VYVGART demonstrated statistically significant improvement from baseline in Myasthenia Impairment Index (MGII) Patient Reported Outcome (PRO) ocular scores at Week 4 compared to placebo. In the overall population, mean change from baseline in patients treated with VYVGART was a 4.04 point improvement in MGII PRO versus a mean change of 1.99 MGII PRO score in patients treated with placebo. VYVGART was well tolerated and had a favorable safety profile in patients with oMG, consistent with prior studies. We participated in the study in Greater China. We estimate that there are around 44,000 patients diagnosed with ocular MG in China.
KarXT (Xanomeline and Trospium Chloride)
KarXT is a combination of an oral M1/M4-preferring muscarinic acetylcholine receptor agonist and a peripheral acting antimuscarinic agent, which is in development for the treatment of psychiatric and neurological conditions, including schizophrenia. KarXT preferentially stimulates muscarinic receptors implicated in these conditions, as opposed to current antipsychotic medicines, which mostly target dopamine or serotonin receptors. KarXT has the potential to represent a new class of treatment for schizophrenia based on its differentiated mechanism of action. We have an exclusive license from Karuna (a company later acquired by BMS) to develop, manufacture, and commercialize xanomeline and trospium chloride in Greater China.
In September 2025, the “China Schizophrenia Prevention and Treatment Guidelines (2025 Edition)” were officially released, and KarXT was included for the first time, marking the first national-level guideline globally to include KarXT. The guidelines emphasize KarXT’s broad efficacy across all three symptom domains (positive, negative, and cognitive symptoms), and in December 2025, the NMPA approved the NDA for KarXT for the treatment of schizophrenia in adults. The NDA submission was supported by data from the Phase 1 PK study conducted in China, Phase 3 China study, and three global Phase 3 EMERGENT clinical trials. This follows FDA approval of KarXT, under the brand name COBENFY, for the treatment of schizophrenia in adults in September 2024. COBENFY does not have atypical antipsychotic class warnings and precautions and does not have a boxed warning. We expect to commercially launch KarXT in China in the first half of 2026. We estimate that there are more than 8 million people living with schizophrenia in China.
Povetacicept (Pove, Anti-APRIL/BAFF)
Pove is an investigational product of an affinity optimized fusion protein that inhibits both APRIL and BAFF. We have an exclusive license from Vertex to develop and commercialize pove in Greater China and Singapore.
We are evaluating pove for the treatment of IgA nephropathy and primary membranous nephropathy.
•IgAN: Our partner Vertex has completed enrollment of the global Phase 3 RAINIER study of pove in IgAN, including the interim analysis cohort for potential accelerated approval in the United States. We participated in the study in Greater China. In September 2025, the FDA granted Breakthrough Therapy Designation. There are approximately three to five million patients with IgAN in China, including approximately 750,000 already diagnosed with the disease.
•pMN: Our partner Vertex initiated a pivotal single Phase 2/3 OLYMPUS study of pove versus standard of care for pMN. We joined the Greater China portion of the study in December 2025. In October 2025, the FDA granted Fast Track Designation. There are approximately 2.2 million patients with pMN in China.
Elegrobart (Anti-IGF-1R, SC)
Elegrobart is a humanized monoclonal antibody (IgG1-κ) that blocks the Insulin-like Growth Factor 1 Receptor (IGF-1R) We have an exclusive license from Zenas to develop and commercialize elegrobart in Greater China.
We are evaluating elegrobart for the treatment of TED. We are conducting a Phase 3 bridging study in Greater China. We estimate that there are around 1 million patients with moderate to severe TED in China.
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
Pursuant to the terms of the agreement, we are responsible for (i) developing and commercializing the licensed products in the territory under a mutually agreed development plan; and (ii) providing Entasis (or its CRO) with clinical and financial support in the territory for the global pivotal Phase 3 ATTACK clinical trial of SUL-DUR as set forth in mutually agreed development plans. We are also responsible for a portion of the costs of the global pivotal Phase 3 ATTACK clinical trial of SUL-DUR outside of the licensed territory.
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
BMS (Xanomeline and Trospium Chloride)
In November 2021, we entered into a license agreement with Karuna (a company later acquired by BMS), pursuant to which we agreed to collaboratively develop xanomeline and trospium chloride (KarXT or COBENFY) in Greater China. Under the agreement, we obtained an exclusive license to develop, manufacture, and commercialize xanomeline and trospium chloride in Greater China.
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
Patents
Patent rights are important in our industry to protect innovation pertaining to our commercial products, product candidates, and technologies. We hold patent rights to our commercial products, product candidates, and technologies, in part, through our licenses or other agreements. For our internally developed product candidates, we consider on a case-by-case basis whether to procure patent rights to protect certain innovation pertaining to our commercial products, product candidates, and technologies.
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
Coverage and Reimbursement
Historically, most Chinese healthcare costs were borne by patients out-of-pocket, which limited the growth of more expensive pharmaceutical products. However, in recent years, the number of people covered by government and private insurance has increased. According to the NHSA, as of the end of 2024, approximately 1.33 billion residents in mainland China were enrolled in the Basic Medical Insurance scheme, representing a coverage rate remaining at 95% of the total population.
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
In addition to the NRDL, there is an evolving medical insurance system that makes innovative drugs more affordable and available to the Chinese population, which offers greater opportunities to drug manufacturers that focus on the research and development of innovative drugs, such as higher-cost cancer therapeutics. This system includes commercial health insurance and various forms of supplemental insurance. We have focused on increasing insurance coverage in the private-pay market for certain of our commercial products and indications, including OPTUNE for GBM.
Inclusion in the NRDL and supplemental insurance coverage can significantly increase the reach and visibility of, and potential market for, our products, and we continue to devote significant resources to increasing access to our products through NRDL listing and/or supplemental insurance coverage, which efforts may not be successful on our desired timeline or at all.
Price Negotiations
The Chinese government has initiated several rounds of price negotiations with manufacturers of patented drugs, drugs with an exclusive source of supply, and oncology drugs. Once the government agrees with drug manufacturers on the supply prices, the drugs are automatically listed in the NRDL and qualified for public hospital purchase. In 2025, 114 drugs were ultimately included in the NRDL through price negotiation, and the NHSA has not disclosed the average price reduction; in 2024, 89 drugs newly included through price negotiation had an average price reduction of 63%; in 2023, 121 drugs newly included through negotiation had an average price reduction of 61.7%.

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
Tort Law: Under the PRC Civil Code, producers and sellers of defective products are required to take remedial measures, such as the issuance of a warning or the recall of products, in a timely manner and may be held liable under tort law for any failure to do so, or to do so timely.
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
Anti-Corruption Laws and Regulations: We are subject to anti-corruption laws and rules in China and the United States, including the FCPA. These laws generally prohibit companies and their representatives from making improper payments to government officials for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. The health care professionals we regularly interact with may be considered government officials under Chinese anti-corruption laws or the FCPA. Since 2023, Chinese authorities have increased their anti-corruption enforcement efforts with respect to the health care sector.
Our Customers
We rely on independent third-party distributors in Greater China to sell our commercial products, which is consistent with the pharmaceutical industry norm. This allows us to execute marketing strategies that are specifically tailored to each product and the geographic location of the hospitals located within the distribution territories of our customers across mainland China. Our five largest customers accounted for approximately 33.1% and 32.4% of our total product revenue in 2025 and 2024, respectively.
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

•We have a small molecule facility that manufactures ZEJULA. The oral solids production line is GMP-compliant and is capable of performing the entire production process, including blending, granulation (i.e., wet granulation process, fluidized bed process, and roller compaction), capsule filling, tableting, coating, and packaging for oral solid drug products. The facility has capacity to produce up to 50 million units per year for oral solid dosage form.
•We have a large molecule facility for which we have successfully passed inspections to manufacture supplies for certain product candidates. The facility has a biological drug substance and drug product production line with an annual production capacity of up to 12 to 22 clinical batches, each batch for 200L or 1000L.
Our two manufacturing facilities comply with both the PRC or PIC/S drug manufacturing standards. We procure our manufacturing equipment from leading domestic and international suppliers.
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
•Licensors: We are dependent on some of our third-party partners for the manufacture and supply of certain of our commercial products and product candidates. For example, we source VYVGART and VYVGART Hytrulo from argenx, OPTUNE from NovoCure, QINLOCK from Deciphera, XACDURO from Innoviva, AUGTYRO from BMS, and TIVDAK from Pfizer.
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
Human Capital Resources
Our employees are integral to our success, and we are committed to building and maintaining a strong and engaged workforce that is focused on delivering on our mission to become a leading global biopharmaceutical company and to positively impact human health. We seek to attract, retain, and motivate our employees through competitive compensation programs, professional development opportunities, and employee engagement. In evaluating our human capital management, we consider various factors, including employee performance, development, and our ability to recruit well qualified employees to support our business and operations.
As of January 31, 2026, we had 1,784 full-time employees, of which 1,710 were located in Greater China. The number of full-time employees by function as of such date was as follows:

By Function	Number of Employees
Research and Development	494
Commercial	1,095
Manufacturing	67
General and Administrative*	128
Total	1,784
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
Dividends and Other Distributions
Zai Lab Limited is a holding company, and we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our ADSs or to service any debt we may incur. If any of our Chinese subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. To date, there have not been any such dividends or other distributions from our Chinese subsidiaries to our subsidiaries located in or outside of mainland China. In addition, as of the date of this report, none of our subsidiaries have ever issued any dividends or distributions to us or their respective shareholders in or outside of mainland China, and neither Zai Lab Limited nor any of our subsidiaries has ever directly or indirectly paid dividends or made distributions to U.S. investors. Zai Lab (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $466.5 million in capital contributions via 24 separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2014 to 2025 to fund its business operations in mainland China. Zai Lab International Trading (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Shanghai) Co., Ltd., its sole shareholder, in 2019 to fund its business operations in mainland China. Zai Lab (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB166.5 million in capital contributions via ten separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2015 to 2019 to fund its business operations in mainland China. Zai Lab Trading (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Suzhou) Co., Ltd., its sole shareholder, in 2020 to fund its business operations in mainland China. Zai Biopharmaceutical (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $15.0 million in capital contributions via four separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2017 to 2018 to fund its business operations in mainland China. Zai Lab (Zhejiang) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $10.0 million in capital contributions via contribution from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, in 2025 to fund its business operations in mainland China. In the future, cash proceeds raised from our overseas financing activities may be transferred by us to our Chinese subsidiaries via capital contributions, shareholder loans or intercompany loans.
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
Chinese state regulators have focused on enhancing enforcement against illegal activities in the securities markets and promoting the development of capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over

Chinese companies listed overseas, and to establish and improve the system of extraterritorial application of the Chinese securities laws. There are uncertainties with respect to how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like us. It is especially difficult for us to accurately predict the potential impact on the Company of new legal requirements in mainland China because the Chinese legal system is a civil law system and, unlike common law systems, prior court decisions have limited precedential value. Uncertainties with respect to the scope and interpretation of existing laws, rules, and regulations in China, as well as future laws, rules, and regulations or amendments to such laws, rules, and regulations, may adversely affect our business and results of operations.
Changes in relations between the United States and China, as well as relations between China and other countries, may adversely impact our business, financial condition, and results of operations.
The U.S. government, including the SEC, has made statements and taken certain actions that have impacted, and may continue to impact, companies like us with a substantial presence in China, including by imposing tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China, and issuing statements indicating enhanced review of companies with significant China-based operations or the possibility of legislation that restricts or prohibits U.S. investment in certain companies operating in China. The Chinese government has, from time to time, responded by imposing its own tariffs, trade restrictions, and other regulations in response. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws, or regulations will be adopted by the United States or China, or the effect that any such actions would have on companies with a significant presence in mainland China, our industry, or us. We conduct pre-clinical and clinical activities and have significant business operations in mainland China. Any unfavorable legislation, laws, regulations, executive orders, government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls, or tariffs, may have an adverse effect on our business, financial condition, and results of operations, such as by affecting the competitive position of our commercial products and product candidates, the hiring of scientists and other research and development personnel, the demand for or our ability to sell our commercial products, the import or export of raw materials in relation to drug development, our ability to raise capital, and the market price of our securities. For example, the U.S. Department of Justice recently issued a new rule which is intended to prevent designated countries of concern, including China, from gaining access to certain categories of sensitive U.S. data, including biometric or “human `omic data” such as such as human genomic data, proteomic data, epigenomic data, and transcriptomic data, by prohibiting or restricting specified data transactions.
The Chinese government may intervene in or influence our business, which could result in a material change in our operations, strategy, research and development activities, commercial activities, business, financial condition, results of operations, prospects, and the value of our securities.
The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations at any time as the government deems appropriate to further regulatory, political, and societal goals. The Chinese government has published policies that significantly affect certain industries, such as the education and internet industries, and it may in the future release regulations or policies regarding the life sciences industry that could require us to seek permission from Chinese authorities to continue to operate our business or that may affect our strategy, research and development activities, or commercial activities, which may adversely affect our business, financial condition, results of operations, prospects, and the value of our securities, including potentially making those securities worthless. Furthermore, recent policies adopted by the Chinese government have increased the government’s oversight and control over securities offerings of companies with significant operations in mainland China that are to be conducted in foreign markets, including the United States, as well as foreign investment in China-based issuers. Any further action by the Chinese government could significantly limit or completely hinder our ability to offer or continue to offer our securities to our investors and could cause the value of our securities to significantly decline or become worthless.

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
We are subject to extensive data protection, privacy, and information security laws, rules, and regulations in China, such as the Data Security Law, Cyber Security Law, Cybersecurity Review Measures, Personal Information Protection Law, Regulation on the Administration of Human Genetic Resources, Biosecurity Law, and Security Assessment Measures. These laws, rules, and regulations require us to take certain measures to promote the security of our networks and data stored on our networks (including with respect to collection, storage, processing, and transfer), to monitor and manage related risks, and to disclose certain incidents to affected parties and appropriate regulators. Establishing and maintaining such systems and complying with such requirements, which are regularly updated and clarified through the issuance of additional guidance, takes substantial time, effort, and cost. These laws, rules, and regulations also impose certain requirements on, and may limit our ability to, transfer certain data, such as personally identifiable information of persons located within mainland China and de-identified or anonymized health data for clinical trials, outside of China, including to our third-party partners and foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. Certain violations of these laws, rules, and regulations could lead to enforcement actions, significant fines, and/or criminal, civil, or administrative penalties. If we are not able to transfer data outside of mainland China to comply with our contractual requirements or requirements of judicial or law enforcement authorities outside of mainland China, as a result of our requirements in China, it could materially and adversely affect our business and operating results.
Although we believe we are compliant with our material legal obligations in these areas, the interpretation, application, and enforcement of these laws, rules, and regulations may evolve over time or change. Our compliance with such existing laws, rules, and regulations, or any future related laws and regulations, could significantly increase our compliance costs, require significant changes to our operations, result in suspensions or delays of our clinical trials or impair our ability to initiate new clinical trials, or even prevent us from providing certain products in jurisdictions in which we currently operate or may in the future wish to operate. Any actual or perceived failure on our part to comply with such laws, regulations, or obligations relating to privacy, data protection, information security, or national security in China could result in investigations, fines, suspension, or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition, results of operations, and reputation. Further, legal uncertainty created by such laws, rules, and regulations as well as recent Chinese government actions could adversely affect our ability to raise capital in the U.S. on favorable terms or at all.
The economic, political, and social conditions in mainland China, as well as governmental policies, could affect the business environment and financial markets in mainland China and our ability to operate our business, financial condition, results of operations, and prospects.
A substantial portion of our operations, and all of our commercial operations, are conducted in mainland China. Accordingly, our business, financial condition, results of operations, and prospects may be significantly influenced by economic, political, legal, and social conditions in mainland China. Mainland China’s economy differs from the U.S. economy in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. While mainland China’s economy has experienced significant growth, such growth has been uneven across regions and sectors. The Chinese government has implemented various measures to encourage economic development and allocation of resources. Some of these measures may benefit the overall economy in mainland China but may have a negative effect on our business. For example, our financial condition and results of operations may be adversely affected by government control, perceived government interference, and/or changes in tax, cyber and data security, capital investments, cross-border transactions, and other regulations that are currently or may in the future apply to us. Chinese regulators have from time to time announced regulatory actions aimed at providing the Chinese government with greater oversight over certain sectors of mainland China’s economy, including the for-profit education and technology sectors. Although the biotech industry is already highly regulated in mainland China and there has been no indication of such actions or oversight in our sector, the Chinese government may in the future take regulatory actions that materially adversely affect our business, financial condition, results of operations, or prospects or the business environment and financial markets in mainland China more broadly.
We are required to obtain certain approvals and licenses from Chinese authorities to operate our Chinese subsidiaries.
The Chinese government has exercised, and may continue to exercise, substantial influence or control over virtually every sector of the Chinese economy through regulation and state ownership. For example, to conduct our business activities in mainland China, each of our Chinese subsidiaries is required to obtain a business license from the local counterpart of the SAMR. Our ability to operate in mainland China could be undermined if our Chinese subsidiaries are not able to obtain or maintain required approvals from Chinese authorities to operate in mainland China. Each of our Chinese subsidiaries has obtained a valid business license from the local counterpart of the SAMR, and no application for any such license has been denied. The central or local governments could impose new, stricter regulations or interpretations of existing regulations that could require additional expenditures and efforts on our part to comply with such regulations or interpretations. If in the future our Chinese subsidiaries do not receive or maintain required approvals, such as because we inadvertently conclude that approvals are not required or because of changes in applicable laws and regulations or interpretations of such laws and regulations, the operations of our Chinese subsidiaries, and as a result our business, results of operations, financial condition, and prospects, could be adversely affected, and the value of our securities could significantly decline or become worthless.

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
Zai Lab Limited is a holding company, and we may rely on dividends and other distributions on equity paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to holders of our securities or to service any debt we may incur. Certain of our Chinese subsidiaries have incurred debt on their own behalf, and these or others may do so in the future. The instruments governing such debt may restrict their ability to pay dividends to us. To date, there have not been any such dividends or other distributions from our Chinese subsidiaries to our subsidiaries located in or outside of mainland China. In addition, none of our subsidiaries have issued any dividends or distributions to us or their respective shareholders in or outside of mainland China, and neither we nor any of our subsidiaries have directly or indirectly paid dividends or made distributions to U.S. investors. Zai Lab (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $466.5 million in capital contributions via 24 separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2014 to 2025, to fund its business operations in mainland China. Zai Lab International Trading (Shanghai) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contributions from Zai Lab (Shanghai) Co., Ltd., its sole shareholder, in 2019 to fund its business operations in mainland China. Zai Lab (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB166.5 million in capital contributions via 10 separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2015 to 2019 to fund its business operations in mainland China. Zai Lab Trading (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received RMB1.0 million in capital contributions via contribution from Zai Lab (Suzhou) Co., Ltd., its sole shareholder, in 2020 to fund its business operations in mainland China. Zai Biopharmaceutical (Suzhou) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $15.0 million in capital contributions via 4 separate contributions from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, from 2017 to 2018 to fund its business operations in mainland China. Zai Lab (Zhejiang) Co., Ltd., an operating subsidiary of ours that is domiciled in mainland China, received $10.0 million in capital contributions via contribution from Zai Lab (Hong Kong) Limited, its sole shareholder, domiciled outside of mainland China, in 2025 to fund its business operations in mainland China. In the future, cash proceeds raised from our overseas financing activities may be transferred by us to our Chinese subsidiaries via capital contributions, shareholder loans or intercompany loans, as the case may be.
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
Local governments within mainland China have granted certain financial incentives to our Chinese subsidiaries as part of their efforts to encourage the development of local businesses. The timing, amount, and criteria of government financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty. We received government grants and subsidies of $5.9 million and $8.2 million in 2025 and 2024, respectively. Local governments may decide to reduce or eliminate incentives that we are receiving at any time. In addition, some government financial incentives are granted on a project basis and are subject to the satisfaction of certain conditions, including compliance with applicable financial incentive agreements and completion of the specified projects. If we fail to satisfy the necessary conditions, we may be deprived of the relevant incentives. Any reduction or elimination of government incentives may have an adverse effect on our business, financial condition, and results of operations.
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

The CFIUS has jurisdiction over investments in which a foreign person acquires control over a U.S. company, as well as certain non-controlling investments in U.S. businesses that deal in critical technology, critical infrastructure, or sensitive personal data. Some transactions involving U.S. businesses that deal in critical technology are subject to a mandatory filing requirement. Accordingly, to the extent the U.S. portion of our business decides to take investments from foreign persons, or we decide to invest in or acquire, in whole or in part, a U.S. business, such investments could be subject to CFIUS’s jurisdiction. To date, none of our investments have been subject to CFIUS review, but depending on the particulars of ongoing or future investments, we may be obligated to secure CFIUS approval before closing, which could delay the time period between signing and closing. If we determine that a CFIUS filing is not mandatory (or otherwise advisable), there is a risk that CFIUS could initiate its own review, if it determines that the transaction is subject to its jurisdiction. If an investment raises significant national security concerns, CFIUS has the authority to impose mitigation conditions or recommend that the U.S. President block a transaction.
In September 2022, President Biden issued an executive order to instruct CFIUS to consider national security factors when evaluating transactions, specifically a deal’s effect on critical U.S. supply chains, U.S. technological leadership in biotechnology and biomanufacturing, cybersecurity risks, or risks to U.S. persons’ sensitive data. As a result, companies with significant operations in China will likely face heightened regulatory scrutiny from CFIUS in conducting acquisition of U.S. biotech companies.
Changes in United States and international trade policies and relations, particularly with regard to China, may adversely impact our business, financial condition, and results of operations.
The U.S. government has recently made statements and taken certain actions that have led to changes to United States and international trade policies and relations, including imposing several rounds of tariffs affecting certain products manufactured in China and imposing certain sanctions and restrictions in relation to China. The Chinese government has, from time to time, responded by imposing its own tariffs, sanctions, and restrictions in response. It is unknown whether and to what extent new tariffs or other new executive orders, laws, or regulations will be adopted, or the effect that any such actions would have on us or our industry. We conduct pre-clinical and clinical activities and have business operations both in the United States and mainland China, and any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products, the competitive position of our products, the hiring of scientists and other research and development personnel, and import or export of raw materials in relation to drug development or may prevent us from selling our products in certain countries. If any new tariffs, legislation, executive orders, and/or regulations are implemented, existing trade agreements are renegotiated, or the U.S. or Chinese government takes retaliatory actions due to recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition, and results of operations.
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
We currently have seven commercial programs with products that are approved and marketed for certain indications in mainland China, and we are pursuing regulatory approval of new products and additional indications for our existing products in our global and regional pipelines. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. To date, we have financed our activities primarily through revenues from the sales of our commercial products and offerings on Nasdaq and the Hong Kong Stock Exchange, including a registered offering of our ADSs in November 2024, as well as private placements. Although our annual product revenues have been increasing for the last few years and we continue to focus on efficiency and productivity, we continue to incur significant development, commercialization, and other expenses related to our ongoing operations. As a result, we have incurred net losses since our inception, including $175.5 million for 2025. If we are unable to generate sufficient revenue from sales of our approved commercial products, on our anticipated timeline or at all, at a level that more than offsets our expenses, we will be unable to achieve or maintain profitability.
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
Although we believe our cash and cash equivalents and short-term investments as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months, we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
We may enter into debt arrangements with certain financial institutions to support our business and working capital needs. To date, we have entered into certain debt arrangements with Chinese financial institutions that allow certain of our wholly-owned subsidiaries to borrow up to approximately $317.4 million (or RMB2,271.7 million) to support our working capital needs in mainland China, and Zai Lab Limited has agreed to guarantee approximately $294.9 million (or RMB2,111.7 million) of this debt. Such debt requires us or our subsidiaries to dedicate a portion of our or their cash flow to service interest and principal payments and, if interest rates rise, this amount may increase. As a result, our existing debt may limit our ability to use our cash flow to fund capital expenditures, to engage in transactions, or to meet other capital needs. Additionally, our subsidiaries’ debt service obligations may limit their ability to make future distributions to us. Our debt could also limit our flexibility to plan for and react to changes in our business or industry and may increase our vulnerability to general adverse economic and industry conditions, including a downturn in our business or the economy.

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
We currently manufacture, or have rights to manufacture, our internally developed products and certain of our licensed commercial products and product candidates under the terms of our licensing arrangements. We rely on our two manufacturing facilities in Suzhou to support the clinical development and commercial production of such products and product candidates, including ZEJULA and NUZYRA. If our manufacturing facilities are unable to meet our intended production capacity in a timely fashion, we may have to engage a CMO(s) for the production of clinical supplies of our products or product candidates. We may not be able to identify qualified CMOs or alternative suppliers that are able to meet our product production needs on commercially reasonable terms, in a timely manner, or at all. If we are not able to maintain sufficient quantity of our manufactured products and product candidates, our business and results of operations could be adversely affected.
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
Certain of our products are approved for treatment, and certain of our product candidates are being evaluated as a potential treatment, in combination with other products, such as chemotherapy drugs. For example, we have commercially launched OPTUNE GIO in combination with TMZ for the treatment of patients with newly diagnosed GBM, and we are evaluating OPTUNE as a combination therapy in pancreatic cancer. Additionally, in September 2025, the Hong Kong Department of Health approved TIVDAK for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. TIVDAK is currently under regulatory review for its Biologics License Application by the NMPA, which was accepted in March 2025.
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
Many of the companies against which we are competing or may in the future compete have significantly greater financial resources and may have additional resources or capabilities with respect to research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drugs than we do. Additionally, some of our competitors may successfully adopt or use emerging technologies to enhance their clinical or business operations before we are able to do so, which could leave us at a competitive disadvantage or with higher costs relative to our peers. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in resources being further concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining global leaders and qualified scientific and management personnel; establishing clinical trial sites and patient registration for clinical trials; and acquiring technologies complementary to, or necessary for, our programs.
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
We may need to significantly reduce our prices for our approved products in mainland China to be included in the NRDL for reimbursement, which could diminish our sales or adversely affect our profitability.
The regulations that govern pricing and reimbursement for pharmaceutical drugs and devices vary widely from country to country. In mainland China, the NHSA is responsible for administering mainland China’s social security system, including price negotiations with drug companies seeking to include their products in the NRDL. Such price negotiations have resulted in average price reductions ranging from around 50% to 63% over the past few years. The NHSA, together with other government authorities, review the inclusion or removal of drugs from the NRDL, and the category of the NRDL under which a drug will be classified, both of which affect the reimbursement ratio and purchase limits for patients participating in NRDL-related medical insurance coverage. These determinations are made based on a number of factors, including price and efficacy. In connection with obtaining NRDL listing for ZEJULA, VYVGART, NUZYRA, QINLOCK, and AUGTYRO for certain indications, we lowered the selling price of each product in preparation. Although NRDL listing may increase patient access to, and demand for, our commercial products, the lowered price after NRDL price negotiation could negatively affect our revenues or product margins and may not be sufficient to cover our costs, including licensing fees and research, development, manufacturing, marketing, and distribution expenses. We may also continue to experience additional pricing pressure for our products, including as a result of the centralized tender process or otherwise, which may further adversely affect our revenues or results of operations.
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
Laws governing medical devices continue to evolve in China. New or revised regulations may be more onerous or costly for us to comply with and may expose us to additional regulatory oversight.
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
We may experience operational, regulatory, and competitive risks due to our use of artificial intelligence.
Artificial intelligence is increasingly being used in the biopharmaceutical industry, and we are exploring and implementing its use in our business operations, including potential use in clinical, discovery, and commercialization activities. The effective development, management, and use of AI require substantial resources, including the implementation of appropriate governance, safeguards, and employee training, and involve risks to our business and operations that may arise from potentially flawed algorithms, insufficient, poor quality or biased data sets, and inappropriate or controversial data practices by data scientists or end-users. If AI applications assist in producing analyses that are deficient or inaccurate, we could be subject to competitive harm, potential legal liability, and reputational harm. We may develop certain AI systems internally and rely on vendors or other third-party providers for integration of specialized capabilities, whose use or development of AI may not meet applicable regulatory standards, which could present additional risks to our business. Use of AI-based software may also lead to the inadvertent release of confidential information. Additionally, the legal and regulatory framework governing AI is rapidly evolving, and existing and future laws, regulations, and regulatory guidance may impose significant compliance obligations, increase costs, or limit how we use AI. Furthermore, some of our competitors may successfully adopt or use AI to enhance their clinical or business operations before we are able to do so, which could leave us at a competitive disadvantage or with higher costs relative to our peers.
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
The definition of scientific data is broad, and its applicability to clinical trial datasets can be fact-dependent. While none of our clinical study or other scientific data has been created or managed with government funds or funded by any source that concerns state secrets, national security, or social and public interests and, to date, we have received requisite permissions to transfer clinical study data abroad, we are closely monitoring legal and regulatory developments in this area to see how scientific data is interpreted, and we may be required to comply with additional regulatory requirements for sharing clinical study or other scientific data with our licensors or foreign regulatory authorities. The scope of such requirements, if any, is currently unknown.
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
We rely on third-party distributors to sell our commercial products, which is consistent with the general practices of the pharmaceutical industry. A substantial amount of our revenue is derived from sales to a limited number of customers, which are distributors. For 2025 and 2024, our five largest customers accounted for approximately 33.1% and 32.4% of our product revenue, respectively. Product revenue generated from our largest customer for the same periods accounted for approximately 17.0% and 16.9% of our product revenue, respectively. We have relatively limited control over our distributors, and they may fail to distribute our products in a timely manner or in the manner we contemplate. Further, while we believe alternative distributors are readily available, if any of our major customers significantly reduces its purchase volume or ceases to purchase from us, and we are not able to identify new customers in a timely manner, our business, financial condition, and results of operation may be materially and adversely affected. In addition, our major customers may seek to negotiate more favorable terms for them in the future. Under such circumstances, we may have to agree to less favorable terms in order to maintain the ongoing cooperative relationships with our major customers. If we are unable to reduce our production costs accordingly, our profitability, results of operations, and financial condition may be materially and adversely affected.
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
The carrying amounts of cash and cash equivalents, restricted cash, and short-term investments represent the maximum amount of loss due to credit risk. As of December 31, 2025 and 2024, we had cash and cash equivalents of $679.6 million and $449.7 million, respectively, restricted cash of $101.1 million and $101.1 million, respectively, and short-term investments of $10.0 million and $330.0 million, respectively, most of which are deposited in financial institutions outside of mainland China. Although our cash and cash equivalents in mainland China, Hong Kong, Australia, Taiwan, and the United States are deposited with various major reputable financial institutions, deposits placed with these financial institutions are not protected by statutory or commercial insurance. In the event of bankruptcy of one of these financial institutions, we may be unlikely to claim our deposits back in full. We are also exposed to risks related to changes in interest rates on our cash and cash equivalents, restricted cash, and short-term investments, as a decrease in interest rate may impact our investment income and related cash flows.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our owned or in-licensed patent rights. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit the scope and/or duration of patent protection for our product(s) or product candidate(s). Consequently, we may not be able to exclude others from using certain technology without compensating us or possibly may be unable to exclude a competitor from commercializing a competitive product which may materially adversely impact our sales and may also cause us to reduce, more than we otherwise might, the price at which we sell our products. For example, granted claims of a patent issued by the PRC that pertain to certain aspects related to OPTUNE have been the subject of a successful invalidation proceeding, which is currently being appealed. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Consequently, we do not know whether any of our technology, products or product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our owned or in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner.
Furthermore, the term of a patent is finite and generally expires 20 years from its earliest non-provisional filing date provided that associated fees are timely paid. Given the amount of time required for the development, testing, and regulatory review of products and new product candidates, patents protecting such products and product candidates might expire before or shortly after such products or product candidates are commercialized. For example, certain of our in-licensed patents related to OPTUNE are projected to expire in 2026. As a result, the patent rights we hold may be insufficient to protect our products and product candidates from competitors’ products, including those that are generic.
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
The China Patent Law provides for patent term extension, patent term adjustment, and a patent linkage system. However, the lack of operational guidelines has hindered enforcement of any data exclusivity protection for eligible therapeutics. Until finalized operational guidelines are issued, such provisions of the China Patent Law cannot be implemented and a lower-cost generic or biosimilar drug can emerge onto the market more quickly in mainland China. If we are unable to obtain patent term extension or patent term adjustment for any eligible patent or the term of any such patent term extension or patent term adjustment is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. If we were to pursue patent linkage litigation, such litigation could take several months to conclude and require additional months thereafter for the decision to be made publicly available. We will monitor future administrative rulings / court decisions on patent linkage in mainland China. Any decision against our interests could adversely affect our business.
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
Item 3. Legal Proceedings
We are, from time to time, subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties and could result in damages, fines, penalties, non-monetary sanctions, or relief. However, we do not consider any such claims, lawsuits, or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ADSs are traded on Nasdaq under the symbol “ZLAB.” Our ordinary shares are publicly traded on the Hong Kong Stock Exchange under the stock code “9688.”
Shareholders
As of February 20, 2026, we had approximately 11 holders of record of our ordinary shares. Citibank, N.A. is the depositary for our ADSs. This disclosure does not include beneficial owners whose ordinary shares or ADSs are held by nominees in street name.
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
The following graph compares the yearly percentage change in the cumulative total shareholder return of our ADSs with the cumulative total return of the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index for the past five years. The graph assumes an investment of $100 at market close on December 30, 2020 and reinvestment of any dividends. The cumulative total shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Zai Lab Limited	100.00	46.44	22.68	20.19	19.35	13.03
Nasdaq Composite Index	100.00	121.39	81.21	116.47	149.83	180.33
Nasdaq Biotechnology Index	100.00	99.37	88.53	91.84	90.58	119.92
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes in this report. This section generally discusses year-over-year comparisons between 2025 and 2024. For a discussion of year-over-year changes in our financial condition and results of operations between 2024 and 2023, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 27, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences elsewhere in this report, including in Forward-Looking Statements and Risk Factors.
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
Business Developments and Corporate Strategic Goals
In 2025, we continued to demonstrate strong financial performance, with a 15% increase in total revenue to $460.2 million and a 32% decrease in net loss to $175.5 million compared to the prior year. Our revenue increase was primarily driven by XACDURO, driven by strong patient demand and expanding hospital adoption but partially constrained by supply limitations during the year, and NUZYRA, supported by increasing market coverage and penetration. ZEJULA continued to be the leading PARP inhibitor in hospital sales for ovarian cancer despite evolving competitive dynamics within the PARPi class in mainland China. In 2025, VYVGART revenue included a $5.6 million rebate related to its NRDL renewal and VYVGART Hytrulo included a $2.4 million rebate following a voluntary price adjustment ahead of the NRDL negotiation. In the fourth quarter of 2025, the NMPA approved AUGTYRO for the treatment of adult patients with NTRK+ solid tumors and KarXT for the treatment of adult patients with schizophrenia. In 2026, we expect our revenues to continue to increase primarily driven by our existing commercial products and recently approved products or indications that are expected to be launched this year.
We also continued to make progress across our product pipeline. For our global assets, we had promising results from the global Phase 1 study of zoci, a potential first-in-class and best-in-class DLL3-targeting ADC for the treatment of extensive stage SCLC, and promising pre-clinical data for ZL-1503, our internally developed IL-13/IL-31Rα bispecific antibody for atopic dermatitis. For our late-stage regional pipeline, we had positive data readouts during the year, including for povetacicept in IgA nephropathy and primary membranous nephropathy. We have also expanded and strengthened our pipeline through synergistic business development activities, including obtaining exclusive worldwide rights to develop and commercialize ZL-1311, a next generation TCE targeting MUC17 for the treatment of gastric and GEJ cancers, which is expected to enter global clinical development this year. For more information on our commercial products and product pipeline, including status and developments in 2025, see Business – Our Commercial Products and Operations and Business – Our Pipeline of Product Candidates and R&D Activities.
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
We further discuss in MD&A below key factors affecting our results of operations, key components and primary drivers of changes in our results of operations in 2025, and our liquidity and capital resources. In 2026, we seek to continue advancing our mission of becoming a leading global biopharmaceutical company, driving innovation in treatment options for patients in China and beyond, by focusing on the following corporate strategic goals: accelerate medicines to patients through our R&D activities; expand and strengthen our global and regional pipelines through our internal discovery efforts and synergistic collaborations and corporate development activities; and continue our commercial excellence and execution, including by delivering strong financial performance as we prepare to launch additional products or new indications for existing products as we advance along our path to profitability. We also intend to continue building and maintaining the trust of our stakeholders by further developing and integrating our Trust for Life strategy into our business and operations. For additional information on our Mission and Corporate Strategic Goals, see Business – Our Mission and Corporate Strategic Goals.
Basis of Presentation
Our consolidated statement of operations data for the years ended December 31, 2025 and 2024 and our consolidated balance sheet data as of December 31, 2025 and 2024 have been derived from our audited consolidated financial statements included in Financial Statements and Supplementary Data. Our consolidated financial statements appearing elsewhere in this report have been prepared in accordance with U.S. GAAP.
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
License and Collaboration Arrangements
Our results of operations have been, and will continue to be, affected by our license and collaboration agreements. In accordance with these agreements, we may be required to make upfront payments and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. As of December 31, 2025, we may in the future be required to pay development and regulatory milestone payments of up to an additional aggregate amount of $170.0 million for our current clinical programs and $507.0 million for other programs. Such development and regulatory milestone payments are contingent on the progress of our product candidates prior to commercialization, and we see these payments as favorable because they indicate that product candidates are advancing. As of December 31, 2025, we also in the future may be required to pay sales-based milestone payments of up to an additional aggregate amount of $2,328.0 million as well as certain royalties at tiered percentage rates on annual net sales. Such sales-based milestone and royalty payments are contingent on the performance of our commercial products, and we see these payments as favorable because they signify that a product is achieving higher sales levels.
Results of Operations
The following table presents our results of operations ($ in thousands):

	Year Ended December 31		Change
	2025	2024	$	%
Revenues
Product revenue, net	457,182	397,614	59,568	15%
Collaboration revenue	2,974	1,374	1,600	116%
Total revenues	460,156	398,988	61,168	15%
Expenses
Cost of product revenue	(190,520)	(147,118)	(43,402)	30%
Cost of collaboration revenue	(561)	(742)	181	(24)%
Research and development	(220,904)	(234,504)	13,600	(6)%
Selling, general, and administrative	(277,605)	(298,741)	21,136	(7)%
Loss from operations	(229,434)	(282,117)	52,683	(19)%
Interest income	33,048	37,105	(4,057)	(11)%
Interest expenses	(5,209)	(2,254)	(2,955)	131%
Foreign currency gains (losses)	19,591	(15,137)	34,728	(229)%
Other income, net	3,540	5,300	(1,760)	(33)%
Loss before income tax	(178,464)	(257,103)	78,639	(31)%
Income tax benefit	2,927	—	2,927	NM
Net loss	(175,537)	(257,103)	81,566	(32)%
NM - Not Meaningful
Revenues
Product Revenue, Net
The following table presents net revenue by commercial program ($ in thousands):

	Year Ended December 31		Change
	2025	2024	$	%
ZEJULA	189,042	187,082	1,960	1%
VYVGART / VYVGART Hytrulo	94,198	93,639	559	1%
NUZYRA	60,836	43,199	17,637	41%
OPTUNE	48,325	40,475	7,850	19%
QINLOCK	35,614	28,826	6,788	24%
XACDURO	22,912	3,305	19,607	593%
AUGTYRO	5,538	1,088	4,450	409%
Other (i)	717	—	717	NM
Total product revenue, net	457,182	397,614	59,568	15%
NM - Not Meaningful

(i)Other includes product candidates sold in patient programs prior to commercialization.
Our product revenue is primarily derived from the sales of our commercial products primarily in mainland China, net of sales returns and rebates to distributors with respect to the sales of these products.
Our net product revenue increased by $59.6 million in 2025, primarily due to XACDURO, driven by strong patient demand and expanding hospital adoption but partially constrained by supply limitations during the year, and NUZYRA, supported by increasing market coverage and penetration. ZEJULA continued to be the leading PARP inhibitor in hospital sales for ovarian cancer despite evolving competitive dynamics within the PARPi class in mainland China. In 2025, VYVGART revenue included a $5.6 million rebate related to its NRDL renewal and VYVGART Hytrulo included a $2.4 million rebate following a voluntary price adjustment ahead of the NRDL negotiation.
Cost of Product Revenue
Cost of product revenue increased by $43.4 million in 2025 primarily due to increasing sales volumes and higher inventory provision for VYVGART Hytrulo.
Collaboration Revenue and Cost of Collaboration Revenue
Collaboration revenue and cost of collaboration revenue related to promotional activities in mainland China increased by $1.6 million and $0.2 million, respectively, in 2025.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Year Ended December 31		Change
	2025	2024	$	%
Personnel compensation and related costs	87,894	106,154	(18,260)	(17)%
Licensing fees	30,597	30,997	(400)	(1)%
CROs/CMOs/Investigators expenses	73,763	69,870	3,893	6%
Other costs	28,650	27,483	1,167	4%
Total	220,904	234,504	(13,600)	(6)%
Research and development expenses decreased by $13.6 million in 2025, primarily due to:
•a decrease of $18.3 million in personnel compensation and related costs primarily driven by the Company’s ongoing resource prioritization and efficiency efforts; partially offset by
•an increase of $5.1 million in CROs/CMOs/Investigators expenses and other costs related to ongoing clinical trials.
The following table presents our research and development expenses by program ($ in thousands):

	Year Ended December 31		Change
	2025	2024	$	%
Clinical programs	86,934	86,126	808	1%
Pre-Clinical programs	24,293	31,913	(7,620)	(24)%
Unallocated research and development expenses	109,677	116,465	(6,788)	(6)%
Total	220,904	234,504	(13,600)	(6)%

Research and development expenses attributable to pre-clinical programs decreased by $7.6 million in 2025, primarily driven by a decrease of $9.4 million in licensing fees, partially offset by an increase of $1.8 million in CROs/CMOs/Investigators expenses and other costs related to newly initiated studies.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General, and Administrative Expenses
The following table presents our selling, general, and administrative expenses by category ($ in thousands):

	Year Ended December 31		Change
	2025	2024	$	%
Personnel compensation and related costs	165,005	174,958	(9,953)	(6)%
Other costs	112,600	123,783	(11,183)	(9)%
Total	277,605	298,741	(21,136)	(7)%
Selling, general, and administrative expenses decreased by $21.1 million in 2025 primarily due to our resource prioritization and efficiency efforts.
Interest Income
Interest income decreased by $4.1 million in 2025, primarily due to decreased cash and cash equivalents and short-term investments.
Interest Expenses
Interest expense increased by $3.0 million in 2025, primarily due to increased short-term debts.
Foreign Currency Gains (Losses)
Foreign currency gains were $19.6 million in 2025 primarily driven by remeasurement gain due to appreciation of the RMB against the U.S. dollar, compared to foreign currency losses of $15.1 million in 2024 primarily driven by remeasurement loss due to depreciation of the RMB against the U.S. dollar.
Other Income, Net
Other income, net decreased by $1.8 million in 2025 primarily due to a decrease of $2.3 million in government grants.
Income Tax Benefit
Income tax benefit was $2.9 million in 2025 primarily due to the deferred tax assets recognized as of December 31, 2025. We had no income tax benefit or expense in 2024.
Net Loss
Net loss was $175.5 million in 2025, or a loss per ordinary share attributable to common stockholders of $0.16 (or loss per ADS of $1.60), compared to a net loss of $257.1 million in 2024, or a loss per ordinary share of $0.26 (or loss per ADS of $2.60).

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

Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial statement and income tax bases of assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some or all of a deferred tax asset will not be realized. Significant judgments are required when evaluating tax positions in accordance with ASC 740, Income Taxes.
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
Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements and public offerings, including our September 2017 initial public offering and various follow-on offerings on Nasdaq, and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. We have raised approximately $164.6 million in private equity financing and approximately $2,677.8 million in net proceeds from public offerings after deducting underwriting commissions and the offering expenses payable by us. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $150.8 million and $214.9 million in 2025 and 2024, respectively. For information on our research and development activities and related expenditures, see the Research and Development Expenses, Selling, General, and Administrative Expenses, License and Collaboration Arrangements, and Results of Operations sections above. In addition, as of December 31, 2025, we had commitments of $1.7 million related to commercial manufacturing development activities and capital expenditures.
We have also identified opportunities to access capital through debt arrangements on favorable commercial terms. As of December 31, 2025, we had such debt arrangements with Chinese financial institutions that allow certain of our subsidiaries to borrow up to approximately $317.4 million (or RMB2,271.7 million) to support our working capital needs in mainland China. As of December 31, 2025, we had short-term debt outstanding of $204.5 million (or RMB1,437.6 million) pursuant to these debt arrangements. These debt arrangements provide us with additional capital capacity that will give us enhanced flexibility to execute on our corporate strategic goals. For more information, see Note 11.
As of December 31, 2025, we had cash and cash equivalents, current restricted cash, and short-term investments of $789.6 million, which we expect will enable us to meet our cash requirements including the funding of operating expenses, capital expenditures, and debt obligations for at least the next 12 months.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may, from time to time, utilize debt arrangements on favorable commercial terms or consider additional funding sources to bring to fruition our strategic objectives. There can be no assurances that such funding will be made available to us on acceptable terms or at all.
The following table presents information regarding our cash flows ($ in thousands):

	Year Ended December 31,		Change
	2025	2024	$
Net cash used in operating activities	(150,789)	(214,869)	64,080
Net cash provided by (used in) investing activities	307,866	(375,193)	683,059
Net cash provided by financing activities	72,353	349,889	(277,536)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	478	(310)	788
Net increase (decrease) in cash, cash equivalents and restricted cash	229,908	(240,483)	470,391
Net Cash Used in Operating Activities
Net cash used in operating activities decreased by $64.1 million in 2025, primarily due to a decrease of $81.6 million in net loss and an increase of $13.7 million in net changes in operating assets and liabilities, partially offset by a decrease of $31.2 million in adjustments to reconcile net loss to net cash used in operating activities.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $307.9 million in 2025, compared to net cash used in investing activities of $375.2 million in 2024. This shift was primarily due to a decrease of $320.0 million in purchases of short-term investments, an increase of $313.7 million in proceeds from maturity of short-term investments, a decrease of $50.5 million in acquisition of intangible assets, an increase of $1.2 million in proceeds from sale of equity investment, partially offset by an increase of $2.4 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $277.5 million in 2025, primarily due to a decrease of $216.9 million in proceeds from issuance of ordinary shares upon public offerings net of offering costs, an increase of $138.6 million in repayment of short-term bank borrowings, an increase of $8.2 million in taxes paid related to settlement of equity awards, partially offset by an increase of $75.2 million in proceeds from short-term debt and an increase of $10.5 million in proceeds from exercises of stock options.
Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II - Item 8. Financial Statements and Supplementary Data – Recent Accounting Pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk, credit risk, and interest rate risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the PBOC, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of $25.4 million and $19.0 million, which were denominated in RMB, representing 4% and 4% of the cash and cash equivalents as of December 31, 2025 and 2024, respectively.
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
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of losses due to credit risk. As of December 31, 2025 and 2024, we had cash and cash equivalents of $679.6 million and $449.7 million, respectively, restricted cash of $101.1 million and $101.1 million, respectively, and short-term investments of $10.0 million and $330.0 million, respectively. As of December 31, 2025 and 2024, all of our cash and cash equivalents, restricted cash, and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product revenue. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of December 31, 2025, our two largest customers accounted for approximately 25% of our total accounts receivable collectively.
Certain accounts receivable balances are settled in the form of notes receivable. As of December 31, 2025, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Interest Rate Risk
We are exposed to risks related to changes in interest rates on our cash and cash equivalents, restricted cash, and short-term investments. As of December 31, 2025 and 2024, we had cash and cash equivalents of $679.6 million and $449.7 million, respectively, restricted cash of $101.1 million and $101.1 million, respectively, and short-term investments of $10.0 million and $330.0 million, respectively. Our investment portfolio, which relates to cash equivalents and short-term investments, primarily consists of time deposits. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the short‑term nature of our deposits and investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. For example, a hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on future interest income.
We are also exposed to risks related to changes in interest rates on our short-term debt, which is currently subject to a mix of fixed and floating interest rates. As of December 31, 2025 and 2024, we had short-term debt of $204.5 million and $131.7 million, respectively. A 100-basis point increase in interest rates would not materially increase our interest expense. Our interest rate exposure from short-term debt is also offset by our exposure in cash and cash equivalents, restricted cash, and short-term investments, as discussed above. For more information on our short-term debt, see Note 11.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)    Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework (2013).” Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
(c)    Report of Registered Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, who has also audited our consolidated financial statements for the year ended December 31, 2025, as stated in their report which is included in Financial Statements and Supplementary Data.
(d)    Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On November 10, 2025, Dr. Samantha (Ying) Du, the Company’s Founder, Chief Executive officer, and Chairperson of the Board, adopted a new written Rule 10b5-1 trading arrangement, for (1) the acquisition and sale of up to 400,000 ADSs upon the exercise of previously awarded options that are scheduled to expire in 2026 and (2) for the acquisition of up to 261,092 ADSs upon the exercise of previously awarded options that are scheduled to expire in 2026. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than November 9, 2026.
On November 14, 2025, Rafael Amado, the Company’s President and Head of Global Research and Development, adopted a new written Rule 10b5-1 trading arrangement for the sale of up to 20,000 ADSs. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than December 17, 2026.
On December 16, 2025, Richard Gaynor, one of the Company’s directors, adopted a new written Rule 10b5-1 trading arrangement for the purchase of ADSs with a price of up to $99,000. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than December 31, 2026.
Other than as described above, during the fourth quarter of 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).
On February 24, 2026, Zai Lab US entered into an amendment to its employment agreement dated August 1, 2022 with Josh Smiley, the Company’s President and Chief Operating Officer. The amendment expands Mr. Smiley’s severance benefits so that he will be entitled to 12 months of base salary, 12 months of COBRA continuation benefits, and a pro-rated target bonus upon any termination by the Company without cause or by the employee for good reason (each of these terms as defined in the employment agreement). Otherwise, Mr. Smiley’s compensation and benefits remain unchanged.
In addition, on February 24, 2026, Zai Lab US entered into an employment agreement with Yajing Chen, the Company’s Chief Financial Officer, which replaces Dr. Chen’s letter agreement dated July 6, 2023. The employment agreement expands Dr. Chen’s severance benefits upon certain termination events (each of the terms below as defined in the employment agreement). Specifically, upon a termination due to death or disability, Dr. Chen will be entitled to one month of base salary and one month of COBRA continuation benefits. Upon a termination by the Company without cause or by the employee for good reason, Dr. Chen will be entitled to 12 months of base salary, 12 months of COBRA continuation benefits, and a pro-rated target bonus. Upon a termination by the Company without cause or by the employee for good reason following a change in control, Dr. Chen will be entitled to 12 months of base salary, 12 months of COBRA continuation benefits, a pro-rated target bonus, and accelerated vesting of outstanding equity awards. Otherwise, Dr. Chen’s compensation and benefits remain unchanged.
On February 25, 2026, the Company entered into a new revolving credit facility with BOCOM, which replaced its previous RMB300.0 million (approximately $41.1 million) credit facility that expired in September 2025. The Company entered into a new guarantee contract with BOCOM pursuant to which the Company will provide a maximum-amount guarantee of RMB330.0 million (approximately $47.9 million) for working capital loans of up to RMB300.0 million (approximately $43.6 million) from BOCOM to Zai Lab Shanghai, and Zai Lab Shanghai entered into a working capital loan contract with BOCOM with respect to the RMB300.0 million facility. The new credit facility will be available until February 2, 2029, and key terms of the specific working capital loans, including the amount, term, and interest rate, will be included in the specific transaction documents. Each loan term will be up to 12 months, with a maturity date no later than August 2, 2029, and the interest rate will be initially determined based on the one-year loan prime rate (“LPR”) immediately preceding the drawdown date minus 50 basis points and will be subject to adjustment every three months depending on the then one-year LPR and the then latest permissible lower limit on interest rate, and will be adjusted to the then latest permissible lower limit on interest rate when it becomes higher than the then interest rate. The working capital loan contract contains customary representations and warranties and affirmative and restrictive covenants, including a requirement to obtain prior written consent from BOCOM before engaging in certain transactions that could have an adverse impact on its debt repayment ability, such as mergers, acquisitions, spin-offs, equity transfers, external investments or guarantees exceeding RMB1.0 billion (approximately $145.3 million), and increases in debt financings exceeding RMB1.5 billion (approximately $217.9 million).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, or the Company itself that we believe are reasonably designed to promote compliance with applicable insider trading laws, rules, regulations, and listing standards. The policy is included as Exhibit 19.1 to this report, and additional information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The financial statements listed in the Index to Consolidated Financial Statements beginning on page F-1 are filed as part of this report.
We have included Additional Financial Information of Parent Company - Financial Statements Schedule I for the year ended December 31, 2025, 2024, and 2023 on page F-42. No other financial statement schedules have been filed as part of this report because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
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

10.2#	Zai Lab Limited 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on September 1, 2017)

10.3#	Zai Lab Limited 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on June 22, 2022)

10.4#	Zai Lab Limited 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on June 18, 2024)

10.5#	Form Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on August 6, 2024)

10.6#	Form Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on August 6, 2024)

10.7#	Form of Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on August 6, 2024)

10.8#	Form of Performance-Based Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on May 8, 2025)

10.9#	Non-Employee Director Compensation Policy

Exhibit Number	Exhibit Title

10.10+
Collaboration, Development and License Agreement by and between Tesaro, Inc. and Zai Lab (Shanghai) Co., Ltd. dated September 28, 2016 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form F-1 (File No. 333-219980) filed on August 15, 2017)

10.11
Amendment to Collaboration, Development and License Agreement by and between Tesaro, Inc. and Zai Lab (Shanghai) Co., Ltd., dated February 26, 2018 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 30, 2018)

10.12^
Collaboration and License Agreement between argenx BV and Zai Auto Immune (Hong Kong) Limited dated January 6, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on May 10, 2021)

10.13^
Addendum to Collaboration and License Agreement between argenx BV and Zai Auto Immune (Hong Kong) Limited dated June 30, 2024 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on August 6, 2024)

10.14+
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

10.16^
License Agreement between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. dated June 10, 2019 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 29, 2020)

10.17^
Amendment to License Agreement between Deciphera Pharmaceuticals, LLC and Zai Lab (Shanghai) Co., Ltd. dated January 17, 2020 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 20-F (File No. 001-38205) filed on April 29, 2020)

10.18+
License and Collaboration Agreement by and between Entasis Therapeutics Holdings Inc. and Zai Lab (Shanghai) Co., Ltd. dated April 25, 2018 (incorporated by reference to Exhibit 10.12 to our Amendment No. 2 to our Registration Statement on Form F-1 (File No. 333-227159) filed on September 5, 2018)

10.19^
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

10.24#
Amended and Restated Employment Agreement between Samantha (Ying) Du and Zai Lab (US) LLC dated May 1, 2025 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on August 7, 2025)

10.25#	Employment Agreement between Yajing Chen and Zai Lab (US) LLC dated February 24, 2026

10.26#
Employment Agreement between Rafael Amado and Zai Lab (US) LLC dated December 30, 2022 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (File No. 001-38205) filed on March 1, 2023)

Exhibit Number	Exhibit Title

10.27#
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

10.29#	Amendment to Employment Agreement between Joshua Smiley and Zai Lab (US) LLC dated February 24, 2026

10.30
Facility Letter by and between Zai Lab Limited and Bank of China (Hong Kong) Limited dated February 5, 2024 (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (File No. 001-38205) filed on February 27, 2024)

10.31
Unofficial English Translation of Working Capital Loan Agreement by and between Zai Lab (Shanghai) Co., Ltd. and Bank of China Pudong Development Zone Sub-Branch dated February 7, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 0001-38205) filed on February 8, 2024)

10.32^
Unofficial English Translation of Maximum-Amount Guarantee Contract by and between Zai Lab Limited and Shanghai Pudong Development Bank Co., Ltd. Zhangjiang Hi-Tech Park Sub-Branch dated February 6, 2024 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.33
Unofficial English Translation of Maximum Credit Contract by and between Zai Lab (Suzhou) Co., Ltd. and Bank of Ningbo Co., Ltd. Suzhou Branch dated February 6, 2024 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.34^
Unofficial English Translation of Electronic Commercial Draft Discounting Master Agreement Standard Terms by and between Zai Lab (Suzhou) Co., Ltd. and Bank of Ningbo Co., Ltd. Suzhou Branch dated February 6, 2024 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.35^
Unofficial English Translation of Online Working Capital Loan Master Agreement by and between Zai Lab (Suzhou) Co., Ltd. and Bank of Ningbo Co., Ltd. Suzhou Branch dated February 6, 2024 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (File No. 001-38205) filed on February 8, 2024)

10.36^
Unofficial English Translation of Maximum-Amount Irrevocable Letter of Guarantee issued by Zai Lab Limited to China Merchants Bank Co., Ltd., Shanghai Branch dated August 6, 2025 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on November 6, 2025)

10.37^
Unofficial English Translation of Credit Agreement by and between Zai Lab (Shanghai) Co., Ltd. and China Merchants Bank Co., Ltd., Shanghai Branch dated August 6, 2025 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-38205) filed on November 6, 2025)

10.38^	Unofficial English Translation of Guarantee Contract by and between Zai Lab Limited and Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch dated February 25, 2026

10.39^	Unofficial English Translation of Working Capital Loan Contract by and between Zai Lab (Shanghai) Co., Ltd. and Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch dated February 25, 2026

10.40^
Unofficial English Translation of Maximum Amount Guarantee Contract, dated as of October 13, 2025, by and between Zai Lab Limited and Industrial Bank Co., Ltd., Shanghai Gubei Branch (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-38205) filed on October 16, 2025)

10.41^
Unofficial English Translation of Line of Credit Contract, dated as of October 13, 2025, by and between Zai Lab (Shanghai) Co., Ltd. and Industrial Bank Co., Ltd., Shanghai Gubei Branch (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-38205) filed on October 16, 2025)

19.1	Insider Trading Policy

Exhibit Number	Exhibit Title

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, an independent accounting firm, regarding the consolidated financial statements of Zai Lab Limited

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Required by 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Required by 18 U.S.C. Section 1350

97.1	Dodd-Frank Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K (File No. 001-38205) filed on February 27, 2024)

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
AD: Atopic dermatitis
ADC: Antibody-drug conjugate
ADS: American Depositary Share, each representing ten of the Company’s ordinary shares
AI: Artificial intelligence
APRIL: A proliferation-inducing ligand
Archives Rules: Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies
argenx: argenx BV
ASC: Accounting Standard Codification
Asia Pacific: Refers to Greater China, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand, and Japan, collectively
Audit Committee: The Audit Committee of the Board of Directors
AUGTYRO (Repotrectinib): A next-generation TKI of ROS proto-oncogene 1 (ROS1) tyrosine-protein kinase and of the tropomyosin receptor tyrosine kinases (TRKs) TRKA, TRKB, and TRKC
BAFF: B cell activating factor
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
CC: Cervical cancer
cGMPs: Current Good Manufacturing Practices
CI: Confidence interval

CIB: Industrial Bank Co., Ltd., Shanghai Gubei Branch
CIDP: Chronic inflammatory demyelinating polyneuropathy
CFIUS: U.S. Committee on Foreign Investment
CMB: China Merchants Bank Co., Ltd. Shanghai Branch
CMO: Contract Manufacturing Organization
COBENFY (KarXT): Xanomeline and trospium chloride, a combination of an oral M1/M4-preferring muscarinic acetylcholine receptor agonist and an antimuscarinic agent
Code: The Company’s Code of Business Conduct and Ethics
Commercial Committee: The Commercial Committee of the Board of Directors
Company: Zai Lab Limited and its subsidiaries, collectively
Compensation Committee: The Compensation Committee of the Board of Directors
CRAB: Carbapenem-resistant Acinetobacter strains
CRO: Contract Research Organization
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
EIT Law: The Enterprise Income Tax Law of the People’s Republic of China
Elegrobart: Immunoglobulin G1-K monoclonal antibody targeting IGF-1R
EMA: European Medicines Agency
Entasis: Entasis Therapeutics Holdings Inc.
ES-SCLC: Extensive-stage small cell lung cancer
EU: European Union
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
ICI: Immune checkpoint inhibitor
IgAN: IgA nephropathy
IGF-1R: Insulin-like Growth Factor 1 Receptor
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
NEC: Neuroendocrine carcinoma
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
PFS: Pre-filled syringe
PMA: Premarket Approval
pMN: Primary membranous nephropathy
POC: Proof of Concept
Povetacicept: An Fc fusion protein that enhances inhibition of APRIL and BAFF
QINLOCK (Ripretinib): An orally administered switch-control TKI that broadly inhibits KIT and PDGFRα tyrosine kinases, including wild-type and forms with multiple primary mutations or secondary mutations
R&D Committee: The Research and Development Committee of the Board of Directors
RMB: Chinese Renminbi
r/m: Recurrent or metastatic
SAFE: State Administration of Foreign Exchange of China

SAMR: China’s State Administration for Market Regulation
sBLA: Supplemental Biologics License Application
SC: Subcutaneous
SciClone Pharmaceuticals: SciClone Pharmaceuticals (China) Co., Ltd.
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
TCE: T-cell engager
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

VIEs: Variable interest entities
VYVGART: The brand name for the IV formulation of efgartigimod
VYVGART Hytrulo: The brand name for the SC formulation of efgartigimod
XACDURO (SUL-DUR): A combination of a beta-lactam antibiotic (sulbactam) and beta-lactamase inhibitor (durlobactam)
Zai Lab: Zai Lab Limited, holding company, and its subsidiaries on a consolidated basis
Zai Lab Limited: Zai Lab Limited, a holding company
Zai Lab Shanghai: Zai Lab (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company
Zai Lab Suzhou: Zai Lab (Suzhou) Co., Ltd., a wholly-owned subsidiary of the Company
Zai Lab US: Zai Lab (US) LLC, a wholly-owned subsidiary of the Company
ZEJULA (Niraparib): An orally administered PARP 1/2 inhibitor
Zenas: Zenas BioPharma (HK) Limited
ZL-1222: A next generation IL-12 potency reduced immunocytokine with two single-chain PD-1 antibody fragments
ZL-1311: a MUC17/CD3 T-cell engager
ZL-1503: A pre-clinical IL-13 / IL-31 bi-specific antibody
ZL-6201: An LRRC15-targeting ADC
Zoci (formerly ZL-1310): Zocilurtatug pelitecan, a next generation DLL3-targeting ADC
1L: First line
2L: Second line
4L: Fourth Line
2015 Plan: Zai Lab Limited 2015 Omnibus Equity Incentive Plan, as amended
2017 Plan: Zai Lab Limited 2017 Equity Incentive Plan
2022 Plan: Zai Lab Limited 2022 Equity Incentive Plan
2025 Annual Report: Annual Report on Form 10-K for the year ended December 31, 2025
2024 Plan: Zai Lab Limited 2024 Equity Incentive Plan
2026 Proxy Statement: Our definitive proxy statement pursuant to Regulation 14A to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025
$: U.S. Dollar

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAI LAB LIMITED

Date: February 26, 2026	By:	/s/ Samantha (Ying) Du
	Name:	Samantha (Ying) Du
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Samantha (Ying) Du	Chief Executive Officer and Chairperson of the Board of Directors	February 26, 2026
Samantha (Ying) Du	(Principal Executive Officer)

/s/ Yajing Chen	Chief Financial Officer	February 26, 2026
Yajing Chen	(Principal Financial and Accounting Officer)

/s/ John Diekman	Director	February 26, 2026
John Diekman

/s/ Richard Gaynor	Director	February 26, 2026
Richard Gaynor

/s/ Nisa Leung	Director	February 26, 2026
Nisa Leung

/s/ William Lis	Director	February 26, 2026
William Lis

/s/ Leon O. Moulder, Jr.	Director	February 26, 2026
Leon O. Moulder, Jr.

/s/ Scott Morrison	Director	February 26, 2026
Scott Morrison

/s/ Michel Vounatsos	Director	February 26, 2026
Michel Vounatsos

/s/ Peter Wirth	Director	February 26, 2026
Peter Wirth

Zai Lab Limited

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Zai Lab Limited
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zai Lab Limited and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of accrued preclinical and clinical trial expenses
As discussed in Note 2 to the consolidated financial statements, the Company’s research and development expenses include costs associated with payments to contract research organizations (CROs) and contract manufacturing organizations (CMOs) for various preclinical and clinical trial activities. Expenses related to preclinical and clinical trial activities are accrued based on the Company’s estimates of the actual services performed by the CROs and CMOs. As disclosed in the consolidated financial statements, as of December 31, 2025, the Company recorded $141.6 million in accounts payable which included the accrued preclinical and clinical trial expenses.
We identified the evaluation of accrued preclinical and clinical trial expenses as a critical audit matter. Specifically, evaluating the estimate of services performed for certain research and development activities at year-end required subjective auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to accrued preclinical and clinical trial expenses. This included controls related to the estimation of the services performed by the CROs and CMOs during the period that are included in accounts payable balances at the end of each reporting period. On a sample basis, we examined contracts, purchase orders, or invoices and compared them to the Company’s estimation of services performed by the CROs and CMOs. On a sample basis, we examined third-party confirmations and compared them to the Company’s estimation of services performed by the CROs and CMOs and, for any unreturned confirmations, we performed alternative procedures by comparing details of the balances with relevant underlying documentation. We also examined certain invoices received and/or payments made after year-end and evaluated whether they were associated with services received prior to that date and whether they were included in the Company’s estimate of costs incurred at year-end.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
Short Hills, New Jersey
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Zai Lab Limited
Opinion on Internal Control Over Financial Reporting
We have audited Zai Lab Limited and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Short Hills, New Jersey
February 26, 2026

Zai Lab Limited
Consolidated Balance Sheets
(in thousands of U.S. dollars (“$”), except for number of shares and per share data)

		December 31,
	Notes	2025	2024
Assets
Current assets
Cash and cash equivalents	3	679,573	449,667
Restricted cash, current		100,000	100,000
Short-term investments	4	10,000	330,000
Accounts receivable (net of allowance for credit losses of $31 and $25 as of December 31, 2025 and 2024, respectively)		106,116	85,178
Notes receivable		12,169	4,233
Inventories, net	5	74,745	39,875
Prepayments and other current assets		36,683	41,527
Total current assets		1,019,286	1,050,480
Restricted cash, non-current		1,116	1,114
Property and equipment, net	6	47,389	47,961
Operating lease right-of-use assets	7	19,152	21,496
Land use rights, net		2,853	2,907
Intangible assets, net	8	76,144	56,027
Deferred tax assets	10	3,390	—
Other non-current assets		3,054	5,768
Total assets		1,172,384	1,185,753
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		141,608	100,906
Current operating lease liabilities	7	6,344	8,048
Short-term debt	11	204,530	131,711
Other current liabilities	12	63,684	58,720
Total current liabilities		416,166	299,385
Deferred income		27,333	31,433
Non-current operating lease liabilities	7	13,385	13,712
Other non-current liabilities		—	325
Total liabilities		456,884	344,855
Commitments and contingencies (Note 20)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized; 1,113,822,550 and 1,082,614,740 shares issued as of December 31, 2025 and 2024, respectively; 1,106,389,340 and 1,077,702,540 shares outstanding as of December 31, 2025 and 2024, respectively)		7	7
Additional paid-in capital		3,343,469	3,264,295
Accumulated deficit		(2,628,620)	(2,453,083)
Accumulated other comprehensive income		29,697	50,515
Treasury stock (at cost 7,433,210 and 4,912,200 shares as of December 31, 2025 and 2024, respectively)		(29,053)	(20,836)
Total shareholders’ equity		715,500	840,898
Total liabilities and shareholders’ equity		1,172,384	1,185,753
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated Statements of Operations
(in thousands of $, except for number of shares and per share data)

		Year Ended December 31,
	Notes	2025	2024	2023
Revenues
Product revenue, net	9	457,182	397,614	266,719
Collaboration revenue		2,974	1,374	—
Total revenues		460,156	398,988	266,719
Expenses
Cost of product revenue		(190,520)	(147,118)	(95,816)
Cost of collaboration revenue		(561)	(742)	—
Research and development		(220,904)	(234,504)	(265,868)
Selling, general, and administrative		(277,605)	(298,741)	(281,608)
Gain on sale of intellectual property		—	—	10,000
Loss from operations		(229,434)	(282,117)	(366,573)
Interest income		33,048	37,105	39,797
Interest expenses		(5,209)	(2,254)	—
Foreign currency gains (losses)		19,591	(15,137)	(14,850)
Other income, net	17	3,540	5,300	7,006
Loss before income tax		(178,464)	(257,103)	(334,620)
Income tax benefit	10	2,927	—	—
Net loss		(175,537)	(257,103)	(334,620)
Loss per share — basic and diluted	13	(0.16)	(0.26)	(0.35)
Weighted-average shares used in calculating net loss per ordinary share — basic and diluted		1,095,311,090	989,477,730	966,394,130
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated Statements of Comprehensive Loss
(in thousands of $)

	Year Ended December 31,
	2025	2024	2023
Net loss	(175,537)	(257,103)	(334,620)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments	(20,818)	12,889	11,941
Comprehensive loss	(196,355)	(244,214)	(322,679)
The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Consolidated Statements of Shareholders’ Equity
(in thousands of $, except for number of shares)

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock
	Number of Shares	Amount				Number of Shares	Amount	Total
Balance at January 1, 2023	962,455,850	6	2,893,120	(1,861,360)	25,685	(2,236,280)	(11,856)	1,045,595
Issuance of ordinary shares upon vesting of restricted shares	8,178,500	0	0	—	—	—	—	—
Exercise of share options	6,516,920	0	2,548	—	—	—	—	2,548
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(2,675,920)	(8,980)	(8,980)
Share-based compensation	—	—	79,634	—	—	—	—	79,634
Net loss	—	—	—	(334,620)	—	—	—	(334,620)
Foreign currency translation	—	—	—	—	11,941	—	—	11,941
Balance at December 31, 2023	977,151,270	6	2,975,302	(2,195,980)	37,626	(4,912,200)	(20,836)	796,118
Issuance of ordinary shares upon vesting of restricted shares	10,120,260	0	0	—	—	—	—	—
Exercise of share options	5,147,140	0	3,269	—	—	—	—	3,269
Issuance of ordinary shares upon follow-on public offering, net of issuance cost of $2,277	90,196,070	1	215,073	—	—	—	—	215,074
Share-based compensation	—	—	70,651	—	—	—	—	70,651
Net loss	—	—	—	(257,103)	—	—	—	(257,103)
Foreign currency translation	—	—	—	—	12,889	—	—	12,889
Balance at December 31, 2024	1,082,614,740	7	3,264,295	(2,453,083)	50,515	(4,912,200)	(20,836)	840,898
Issuance of ordinary shares upon vesting of restricted shares	10,946,270	0	0	—	—	—	—	—
Exercise of share options	20,261,540	0	13,604	—	—	—	—	13,604
Issuance cost of the follow-on public offering	—	—	(28)	—	—	—	—	(28)
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(2,521,010)	(8,217)	(8,217)
Share-based compensation	—	—	65,598	—	—	—	—	65,598
Net loss	—	—	—	(175,537)	—	—	—	(175,537)
Foreign currency translation	—	—	—	—	(20,818)	—	—	(20,818)
Balance at December 31, 2025	1,113,822,550	7	3,343,469	(2,628,620)	29,697	(7,433,210)	(29,053)	715,500
The accompanying notes are an integral part of these consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Consolidated Statements of Cash Flows
(in thousands of $)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	(175,537)	(257,103)	(334,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	6	8	6
Inventory write-down	12,288	815	973
Depreciation and amortization expenses	15,010	11,856	9,029
Impairment of property and equipment	—	—	57
Amortization of deferred income	(5,340)	(3,520)	(3,383)
Share-based compensation	65,598	70,651	79,634
Loss (gain) from fair value changes of equity investment with readily determinable fair value	1,912	6,105	(2,789)
Losses on disposal of property and equipment	542	453	159
Gain on disposal of land use right	—	—	(408)
Noncash lease expenses	8,836	8,419	8,708
Gain from sale of intellectual property	—	—	(10,000)
Foreign currency remeasurement impact	(19,591)	15,137	14,850
Amortization of debt issuance cost	194	700	—
Changes in operating assets and liabilities:
Accounts receivable	(18,932)	(26,975)	(20,040)
Notes receivable	(7,716)	1,762	2,352
Inventories	(47,028)	3,896	(14,907)
Prepayments and other current assets	5,059	(18,729)	12,246
Deferred tax assets	(3,336)	—	—
Other non-current assets	(374)	(1,442)	187
Accounts payable	19,926	(2,209)	36,803
Other current liabilities	4,750	(22,022)	19,810
Operating lease liabilities	(7,476)	(9,259)	(8,351)
Deferred income	745	6,588	11,181
Other non-current liabilities	(325)	—	325
Net cash used in operating activities	(150,789)	(214,869)	(198,178)
Cash flows from investing activities
Purchases of short-term investments	(10,000)	(330,000)	(134,000)
Proceeds from maturity of short-term investment	330,000	16,300	117,700
Proceeds from the sale of equity investment	1,203	—	—
Purchases of property and equipment	(8,101)	(5,657)	(7,212)
Proceeds from the sale of property and equipment	87	29	122
Acquisition of intangible assets	(5,323)	(55,865)	(1,279)
Proceeds from sale of intellectual property	—	—	10,000
Proceeds from disposal of land use right	—	—	3,893
Net cash provided by (used in) investing activities	307,866	(375,193)	(10,776)
Cash flows from financing activities
Proceeds from short-term debt	206,837	131,606	—
Repayment of short-term bank borrowings	(138,893)	(284)	—
Payments of debt issuance costs	(194)	(700)	—
Proceeds from exercises of stock options	13,675	3,200	2,369
Proceeds from issuance of ordinary shares upon public offerings	—	217,350	—
Payments of public offering costs	(854)	(1,283)	—
Taxes paid related to settlement of equity awards	(8,218)	—	(8,802)
Net cash provided by (used in) financing activities	72,353	349,889	(6,433)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	478	(310)	(2,622)
Net increase (decrease) in cash, cash equivalents and restricted cash	229,908	(240,483)	(218,009)
Cash, cash equivalents and restricted cash — beginning of the year	550,781	791,264	1,009,273
Cash, cash equivalents and restricted cash — end of the year	780,689	550,781	791,264

Supplemental disclosure of cash flow information
Cash paid for interest	4,878	2,021	—
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	486	449	2,474
Payables for acquisition of intangible assets	21,948	2,721	11,516
Payables for public offering costs	168	994	—
Right-of-use asset acquired under operating leases	6,050	15,150	3,668
Receivables for stock option exercise under equity incentive plans	—	70	—

The accompanying notes are an integral part of these consolidated financial statements.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023

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
As of December 31, 2025, the Company’s significant operating subsidiaries were as follows:

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
For the Years Ended December 31, 2025, 2024, and 2023
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
Assets and liabilities are translated from each entity’s functional currency to the reporting currency at the exchange rate on the balance sheet date. Equity amounts are translated at historical exchange rates. Revenues, expenses, gains, and losses are translated using the average rate for the period presented. The resulted foreign currency translation adjustments are recorded as a component of other comprehensive loss in the consolidated statements of comprehensive loss, and the accumulated foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income in the consolidated statements of shareholders’ equity.
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
For the Years Ended December 31, 2025, 2024, and 2023
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
Restricted Cash
Restricted cash mainly consists of bank deposits held as collateral for issuances of letters of credit for the Company’s loan facility.
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
(h) Notes Receivable
Notes receivable are equal to contractual amounts owed from signed, secured promissory notes issued from customers to the Company. The Company considers the notes receivable to be fully collectible. Accordingly, no allowance for credit loss has been established as of December 31, 2025 and 2024.
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
For the Years Ended December 31, 2025, 2024, and 2023
(j) Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Useful life
Office equipment	3 years
Electronic equipment	1.25-3 years
Vehicles	4 years
Laboratory equipment	5 years
Manufacturing equipment	10 years
Leasehold improvements	lesser of useful life or lease term
Building	20 years
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
For the Years Ended December 31, 2025, 2024, and 2023
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
For the Years Ended December 31, 2025, 2024, and 2023
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
Financial instruments of the Company primarily include cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, non-current restricted cash, accounts payable, short-term debt, and other current liabilities. As of December 31, 2025 and 2024, the carrying values of cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, prepayments and other current assets, accounts payable, short-term debt, and other current liabilities approximated their fair value due to the short-term maturity of these instruments, and the carrying value of notes receivable and non-current restricted cash approximated their fair value based on the assessment of the ability to recover these amounts.
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
In mainland China, the Company sells these products to distributors, who ultimately sell the products to health care providers. Based on the nature of the arrangements, the performance obligations are satisfied upon the delivery of the products to distributors. Rebates are offered to distributors, consistent with pharmaceutical industry practices. The estimated amount of unpaid or unbilled rebates, if any, are recorded as a reduction of revenue. Estimated rebates are determined based on contracted rates and sales volumes and to a lesser extent, distributor inventories. The Company regularly reviews the information related to these estimates and adjusts the amount accordingly.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
In Hong Kong, the Company sells the products to customers, which are typically healthcare providers such as oncology centers. The Company utilizes a third party for warehousing services. Based on the nature of the arrangements, the Company has determined that it is a principal in the transaction since the Company is primarily responsible for fulfilling the promise to provide the products to the customers, maintains inventory risk until delivery to the customers, and has latitude in establishing the price. Revenue is recognized upon delivery to customers at mutually agreed upon prices. Consideration paid to the third party is recognized in operating expenses. With respect to XACDURO, the Company sells the product to Pfizer under a strategic collaboration arrangement, and Pfizer is responsible for sales of XACDURO to distributors in mainland China. Under this arrangement, Pfizer is the Company’s customer and revenue is recognized upon delivery of XACDURO to Pfizer at the contractually agreed prices.
The Company did not recognize any contract assets or contract liabilities as of December 31, 2025 and 2024.
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
For the Years Ended December 31, 2025, 2024, and 2023
(t) Deferred Income
Deferred income is mainly related to upfront payments received from collaborative partners and government grants.
The Company received certain upfront payments from collaborative partners, which are being amortized over the terms of the contracts. The Company had $27.3 million and $30.7 million in deferred income related to the upfront payments as of December 31, 2025 and 2024, respectively.
Government grants consist of cash subsidies received by the Company’s subsidiaries in mainland China from local governments for conducting business in certain local districts. Grant received before the fulfillment of government specified performance obligations is recorded into deferred income. When the performance obligations are satisfied, the Company records the grants into other income, net. The Company had nil and $0.7 million of deferred income related to government grants as of December 31, 2025 and 2024, respectively.
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
For the Years Ended December 31, 2025, 2024, and 2023
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
(y) Concentration of Risks
Concentration of Customers
In 2025, 2024, and 2023, the Company’s five largest customers accounted for approximately $151.5 million (33.1%), $128.7 million (32.4%), and $104.7 million (35.0%) of the product revenue, respectively. One customer accounted for approximately $77.9 million (17.0%), $67.3 million (16.9%), and $59.4 million (19.9%) of the product revenue, respectively for the same periods.
Concentration of Suppliers
In 2025, one supplier accounted for approximately $48.8 million (10.5%) of the total purchases. The Company had no such suppliers accounted for more than 10% of the total purchases in 2024 and 2023.
Concentration of Credit Risk
Financial instruments that are potentially subject to significant concentration of credit risk consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and notes receivable.
As of December 31, 2025 and 2024, all of the Company’s cash and cash equivalents and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which management believes are of high credit quality and continually monitors the credit worthiness of these financial institutions.
Accounts receivable are typically unsecured and are derived from product sales. The Company manages credit risk of accounts receivable through ongoing monitoring of outstanding balances and limits the amount of credit extended based upon payment history and credit worthiness. Historically, the Company has collected receivables from customers within the credit terms with no significant credit losses incurred. One customer accounted for 10% or more of accounts receivable, with $15.5 million and $16.7 million as of December 31, 2025 and 2024, respectively.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Certain accounts receivable balances may be settled in the form of notes receivable. As of December 31, 2025, notes receivable represented bank acceptance promissory notes that are non-interest bearing and due within six months. Notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to be known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at the Company’s discretion, and this selection does not impact the agreed contractual purchase prices.
The Company’s other receivables were primarily due from its partners, which have good credit ratings. The credit risk for other receivables was generally very low.
Foreign Currency Risk
RMB is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts denominated in RMB of $25.4 million and $19.0 million, as of December 31, 2025 and 2024, respectively, representing 4% and 4% of the cash and cash equivalents as of December 31, 2025 and 2024, respectively.
(z) Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. This ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the notes to consolidated financial statements, once adopted. The Company is currently evaluating the impact of this ASU and expects to adopt it for the year ending December 31, 2027.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted this ASU for the year ended December 31, 2025 prospectively, and disclosed additional descriptive information as required under ASC 740 (see Note 10).

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
3.    Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents ($ in thousands):

	December 31,
	2025	2024
Cash	678,358	448,508
Cash equivalents (i)	1,215	1,159
	679,573	449,667
Denominated in:
US$	651,196	429,887
RMB (ii)	25,358	18,979
Hong Kong dollar (“HK$”)	2,020	114
Australian dollar (“A$”)	538	522
Taiwan dollar (“TW$”)	461	165
	679,573	449,667
(i)Cash equivalents represent short-term and highly liquid investments in a money market fund.
(ii)Certain cash and bank balances denominated in RMB were deposited with banks in mainland China. The conversion of these RMB-denominated balances into foreign currencies is subject to the rules and regulations of foreign exchange control promulgated by the Chinese government.
4.    Short-Term Investments
Short-term investments are primarily comprised of time deposits with original maturities between three months and one year. The short-term investments balance was $10.0 million and $330.0 million as of December 31, 2025 and 2024, respectively. No allowance for credit loss was recorded as of December 31, 2025 and 2024.
5.    Inventories, Net
The following table presents the Company’s inventories, net ($ in thousands):

	December 31,
	2025	2024
Finished goods	45,848	24,063
Raw materials	23,106	13,268
Work in progress	5,791	2,544
Inventories, net	74,745	39,875
The Company writes down inventory for any excess or obsolete inventory or when the Company believes that the net realizable value of inventory is less than the carrying value. The Company recorded write-downs in inventory, which were included in cost of product revenue, of $12.3 million, $0.8 million, and $1.0 million in 2025, 2024, and 2023, respectively. The inventory write-down in 2025 was mainly related to VYVGART Hytrulo in the fourth quarter.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
6.    Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net ($ in thousands):

	December 31,
	2025	2024
Office equipment	1,201	1,230
Electronic equipment	10,964	9,211
Vehicle	200	196
Laboratory equipment	20,040	20,516
Manufacturing equipment	17,948	17,493
Leasehold improvements	14,049	11,306
Building	24,596	—
Construction in progress	554	25,129
	89,552	85,081
Less: accumulated depreciation	(42,163)	(37,120)
Property and equipment, net	47,389	47,961
Depreciation expense was $9.1 million, $8.6 million, and $8.4 million for 2025, 2024, and 2023, respectively.
7.    Leases
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

	Year Ended December 31,
	2025	2024	2023
Operating fixed lease cost	9,339	8,751	8,691
The following table presents operating cash flows related to leases ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities	8,692	8,831	9,317
Non-cash operating lease liabilities arising from obtaining operating right-of-use assets	6,050	15,150	3,668

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
The maturities of lease liabilities in accordance with ASC 842, Leases in each of the next five years and thereafter were as follows ($ in thousands):

Year Ended December 31, 2025
2026	6,598
2027	5,655
2028	4,477
2029	2,875
2030	512
Thereafter	322
Total lease payments	20,439
Less: imputed interest	(710)
Present value of minimum operating lease payments	19,729
Weighted-average remaining lease terms and discount rates were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term	3.5 years	3.7 years
Weighted-average discount rate	3.2%	3.4%
8. Intangible Assets, Net
The following table presents the components of the Company’s intangible assets, net ($ in thousands):

	As of December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Commercial products (i)	83,203	(8,056)	75,147	57,104	(2,637)	54,467
Software	4,461	(3,464)	997	4,360	(2,800)	1,560
Total	87,664	(11,520)	76,144	61,464	(5,437)	56,027
(i) The increase in the net carrying value is primarily driven by regulatory milestone fees for repotrectinib and KarXT (see Note 16)
Amortization expense was $5.9 million, $3.2 million, and $0.7 million in 2025, 2024, and 2023, respectively. The weighted-average remaining amortization period for intangible assets for commercial products and software was 8.7 years and 2.3 years, respectively.
Expected future amortization expense for the five succeeding years and thereafter is as follows ($ in thousands):

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023

Year Ended December 31
2026	7,295
2027	8,580
2028	9,877
2029	7,475
2030	7,465
Thereafter	35,452
76,144
9.    Revenues
Product Revenue, Net
The Company’s product revenue is derived from the sales of its commercial products in Greater China. The table below presents the Company’s gross and net product revenue ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Product revenue - gross	496,232	423,855	298,911
Less: Rebates and sales returns	(39,050)	(26,241)	(32,192)
Product revenue - net	457,182	397,614	266,719
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of product revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.
The following table presents the Company’s net revenue by commercial program ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
ZEJULA	189,042	187,082	168,843
VYVGART / VYVGART Hytrulo	94,198	93,639	10,011
NUZYRA	60,836	43,199	21,656
OPTUNE	48,325	40,475	46,969
QINLOCK	35,614	28,826	19,240
XACDURO	22,912	3,305	—
AUGTYRO	5,538	1,088	—
Other (i)	717	—	—
Product revenue - net	457,182	397,614	266,719
(i)Other includes product candidates sold in patient programs prior to commercialization.
Collaboration Revenue
Collaboration revenue was $3.0 million, $1.4 million, and nil in 2025, 2024, and 2023, respectively, and related to promotional activities in mainland China.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
10.    Income Tax
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
Hong Kong
Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited are incorporated in Hong Kong. Companies registered in Hong Kong are subject to Hong Kong profits tax on the taxable income as reported in their respective statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Under the two-tiered profits tax rates regime in Hong Kong, the first HK$2.0 million of profits of the qualifying group entity will be taxed at 8.25%, and profits above HK$2.0 million will be taxed at 16.5%. In 2025, 2024, and 2023, Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong for any of the periods presented. Under the Hong Kong tax law, Zai Lab (Hong Kong) Limited, ZL China Holding Two Limited, Zai Auto Immune (Hong Kong) Limited, and Zai Anti Infectives (Hong Kong) Limited are exempted from income tax on its foreign-derived income, and there are no withholding taxes in Hong Kong on remittance of dividends.
People’s Republic of China
Under EIT Law, the statutory income tax rate is 25%, and the EIT rate will be reduced to 15% for state-encouraged High and New Technology Enterprises (“HNTE”). Zai Lab (Shanghai) Co., Ltd., first obtained an HNTE certificate in 2018 and began to enjoy the preferential tax rate of 15% from 2018 to 2020 and further extended the certificate effective for 2021 to 2026. Zai Lab International Trading (Shanghai) Co., Ltd., Zai Lab (Suzhou) Co., Ltd., Zai Biopharmaceutical

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
(Suzhou) Co., Ltd., Zai Lab Trading (Suzhou) Co., Ltd., and Zai Lab (Zhejiang) Co., Ltd. are subject to the statutory rate of 25%.
The following table presents loss (income) before income taxes ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Cayman Islands	(6,840)	(2,453)	(16,792)
British Virgin Islands	—	—	0
Mainland China	80,192	146,725	253,274
Hong Kong	(16,211)	1,808	4,483
United States	120,859	110,422	92,869
Australia	15	19	14
Taiwan	449	582	772
	178,464	257,103	334,620
The current and deferred components of the income tax benefit are as follows ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit)
Mainland China	451	—	—
Deferred tax expense (benefit)
Mainland China	(3,378)	—	—
Tax expense (benefit)	(2,927)	—	—
The Company’s cash paid net of refunds received for income taxes in China are all nil for 2025, 2024, and 2023.
The Company’s statutory rate reconciliation is based on the PRC statutory income tax rate because the Cayman Islands does not impose corporate income tax and the PRC is the jurisdiction that primarily drives the Company’s income tax benefit.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
The following table presents the reconciliations of the differences between the mainland China statutory income tax, and the Company’s effective income tax for 2025, following the prospective adoption of ASU No. 2023-09, Improvements to Income Tax Disclosures:

	Year Ended December 31
	2025
	$	%
PRC Statutory income tax benefit	(44,615)	25.00%
Mainland China tax effects
Nontaxable or nondeductible items
Share-based compensation	5,049	(2.83)%
Expiration of deductible qualified donation	8,447	(4.73)%
Others	1,220	(0.68)%
Other adjustments
Research and development super deduction (i)	(12,498)	7.00%
Preferential tax rate (ii)	6,022	(3.37)%
Intercompany inventory profit deferral (iii)	3,205	(1.80)%
Others	1,672	(0.94)%
Changes in valuation allowance	3,953	(2.21)%
United States tax effects
Nontaxable or nondeductible items
Share-based compensation tax effect	(5,153)	2.89%
Non-deductible compensation	2,543	(1.43)%
Other adjustments
Effect of different tax rate of subsidiary operation	4,834	(2.71)%
Others	10	(0.01)%
Changes in valuation allowance	27,980	(15.68)%
Hong Kong tax effects
Nontaxable or nondeductible items
Offshore income (iv)	(6,649)	3.73%
Others	2,982	(1.67)%
Others adjustments	(241)	0.13%
Cayman tax effects	(1,688)	0.95%
Effective income tax benefit	(2,927)	1.64%
(i) In accordance PRC EIT law, certain PRC entities engaged in manufacturing and whose principal operating revenue exceeded 50% of total revenue were entitled to claim an additional tax deduction of 100% of the qualified R&D expenses.
(ii) Preferential tax rate reflects the reduced 15% PRC EIT rate applicable to qualified High and New Technology Enterprises, compared to the 25% statutory PRC tax rate.
(iii) Intercompany inventory profit deferral is related to the tax effect of unrealized intercompany profit on inventory that is eliminated in consolidation and allocated based on the underlying economic activity.
(iv) A certain Hong Kong entity generated income treated as offshore-sourced under Hong Kong’s territorial tax system. Accordingly, the related income is not taxable in Hong Kong.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
The following table presents the reconciliations of the differences between the mainland China statutory income tax rate and the Company’s effective income tax rate for 2024 and 2023:

	Year Ended December 31,
	2024	2023
	%	%
PRC Statutory income tax rate	25%	25%
Tax-exempted income	0.42%	0.19%
Share-based compensation	(3.52%)	(2.08%)
Research and development super deduction	5.28%	7.11%
Non-deductible expenses	(0.77%)	(2.83%)
Prior year tax filing adjustment	(3.05%)	1.32%
Effect of different tax rate of subsidiary operation in other jurisdictions	(0.73%)	0.02%
Preferential tax rate	(5.05%)	(7.12%)
Expiration of tax loss	(2.72%)	—%
Expiration of deductible qualified donation	(0.78%)	2.28%
Changes in valuation allowance	(14.08%)	(23.89%)
Effective income tax rate	—%	—%
The following table presents the principal components of deferred tax assets and liabilities ($ in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Depreciation of property and equipment	193	171
Research and experimental capitalization	49,331	38,215
Share-based compensation	3,886	3,797
Accrued expenses	500	1,038
Government grants	—	98
Deferred revenue	3,225	3,442
Qualified donation	23,224	26,832
Lease liability	3,662	3,885
Inventory write-down	2,953	—
Net operating loss carry forwards	349,118	321,068
Less: valuation allowance	(429,181)	(394,778)
Total Deferred tax assets	6,911	3,768
Deferred tax liabilities:
Right-of-use assets	(3,521)	(3,768)
Deferred tax assets, net	3,390	—
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carry forward periods provided for in the tax law. In assessing the need for any valuation allowance, the Company considered all available evidence both positive and negative, including potential for prudent and feasible tax planning strategies, recent losses, and forecasts of future profitability. The Company’s deferred tax assets, net were $3.4

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
million as of December 31, 2025, which was primarily related to its inventory write-down (see Note 5). The Company expects it is more likely than not to generate sufficient taxable income in the jurisdictions in which the inventory write-down occurred in the future to realize the tax benefit.
The following table presents that movement of the valuation allowance on deferred tax assets ($ in thousands):

	2025	2024
Balance as of January 1,	(394,778)	(357,956)
Additions	(38,406)	(36,822)
Reductions	4,003	—
Balance as of December 31,	(429,181)	(394,778)
As of December 31, 2025 and 2024, the Company had net operating loss carry forwards of $2,121.7 million and $1,951.5 million, respectively. The following table presents the components of the Company’s net operating losses, net as of December 31, 2025 ($ in thousands):

	December 31, 2025	Expiration Date
Mainland China	66,299	2026 through 2030
Mainland China (High-Tech) (i)	1,611,373	2026 through 2035
Hong Kong	60,420	No expiration date
Taiwan	2,812	2026 through 2035
United States	376,963	No expiration date
Australia	3,811	No expiration date
Total	2,121,678
(i) The EIT for Certain entity in mainland China is reduced to 15% for state-encouraged High and New Technology Enterprises.
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
According to the PRC Tax Administration and Collection Law, the statute of limitation is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitation is extended to five years under special circumstances where the underpayment of taxes is more than RMB0.1 million. In the case of transfer pricing issues, the statute of limitation is 10 years. There is no statute of limitation in the case of tax evasion. The income tax returns of the Company’s PRC subsidiary for the years from 2016 to 2025 are open to examination by the PRC tax authorities.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
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
11. Borrowings
The Company has debt arrangements with the Bank of China, SPD Bank, CMB, BOCOM, Ningbo Bank, and CIB to support its working capital needs in mainland China. The following table presents the Company’s short-term debt and weighted-average interest rate per annum ($ in thousands):

	December 31, 2025		December 31, 2024
Bank of China Working Capital Loans	2.36%	69,427	2.77%	69,138
SPD Bank Working Capital Loans	2.80%	28,454	3.13%	27,823
China Merchants Bank Working Capital Loans	2.65%	42,683	2.91%	34,750
Bank of Communications Working Capital Loans	2.75%	42,682	N/A	—
Ningbo Bank Discounted Bills	1.60%	7,057	N/A	—
Industrial Bank Working Capital Loans	2.60%	14,227	N/A	—
Total short-term debt	2.55%	204,530	2.88%	131,711
Bank of China Working Capital Loan Facility
The Company has an uncommitted facility letter with the Bank of China (Hong Kong) Limited (“BOC HK”) pursuant to which BOC HK will provide standby letters of credit in favor of the Bank of China Pudong Development Zone Branch (“BOC Pudong Branch”) for loans of up to $100.0 million, which are or may become payable by the Company’s wholly-owned subsidiary, Zai Lab (Shanghai) Co., Ltd. (“Zai Lab Shanghai”). BOC HK and BOC Pudong Branch are collectively referred to as Bank of China. In accordance with this agreement, the Company also maintained restricted deposits of $100.0 million, which are presented as restricted cash-current on the consolidated balance sheet, to secure the standby letters of credit. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every six months.
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
China Merchants Bank Working Capital Loan Facility
In July 2024, the Company issued a maximum-amount irrevocable letter of guarantee to China Merchants Bank Co., Ltd., Shanghai Branch (“CMB”) pursuant to which the Company will guarantee working capital loans of up to RMB500.0 million (approximately $69.6 million) from CMB to Zai Lab Shanghai, and Zai Lab Shanghai entered into a

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Credit Agreement with CMB with respect to the RMB250.0 million (approximately $34.4 million) facility. The credit facility was available for one year and expired in July 2025. In August 2025, the Company entered into a new revolving credit facility with CMB, which replaced its previous RMB250.0 million (approximately $34.4 million) credit facility that expired in July. The Company issued a new maximum-amount irrevocable letter of guarantee to CMB pursuant to which the Company will guarantee working capital loans of up to RMB500.0 million (approximately $69.6 million) from CMB to Zai Lab Shanghai, and Zai Lab Shanghai entered into a Credit Agreement with CMB with respect to the RMB500.0 million facility. The new guarantee and credit facility include the outstanding working capital loans with CMB. The credit facility will be available for two years. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
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
Industrial Bank Working Capital Loans
On October 13, 2025, the Company entered into a maximum amount guarantee contract with Industrial Bank Co., Ltd., Shanghai Gubei Branch (“CIB”) pursuant to which the Company will guarantee working capital loans of up to RMB300.0 million (approximately $42.1 million) from CIB to its wholly-owned subsidiary, Zai Lab Shanghai, and Zai Lab Shanghai entered into a credit line contract with CIB with respect to the RMB300.0 million revolving credit facility. The credit facility will be available until May 5, 2026. Each working capital loan has a one-year term and is subject to a fixed interest rate.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
12.    Other Current Liabilities
The following table presents the Company’s other current liabilities ($ in thousands):

	December 31,
	2025	2024
Accrued payroll	28,485	30,198
Accrued professional service fees	2,948	5,728
Payables for purchase of property and equipment	486	449
Accrued rebate to distributors	19,388	10,839
Tax payables	5,303	5,154
Other (i)	7,074	6,352
Total	63,684	58,720
(i)Other primarily includes accrued travel, business-related expenses, and advance payments from partners.
13.    Loss Per Share
The following table presents the computation of the basic and diluted net loss per share ($ in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to ordinary shareholders	(175,537)	(257,103)	(334,620)
Denominator:
Weighted-average number of ordinary shares - basic and diluted	1,095,311,090	989,477,730	966,394,130
Net loss per share-basic and diluted	(0.16)	(0.26)	(0.35)
As a result of the Company’s net loss for 2025, 2024, and 2023, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	December 31,
	2025	2024	2023
Share options	80,967,820	101,015,470	104,584,050
Non-vested restricted shares	26,127,190	31,951,710	31,279,600
14.    Related Party Transactions
In January 2025, the Company entered into a license agreement with Zenas BioPharma (HK) Limited (“Zenas”), pursuant to which the Company obtained a license under certain patents and know-how of Zenas to develop and commercialize products containing a differentiated humanized monoclonal antibody targeting IGF-1R as an active ingredient in Greater China. One of the members of the Company’s Board of Directors, Mr. Moulder, is also the Chairman of the Board of Directors and Chief Executive Officer of Zenas. The Company recorded a $10.0 million upfront fee into research and development expenses in 2025. As of December 31, 2025, the Company may be required to pay an additional

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
aggregate amount of up to $117.0 million in development and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high-single digits to mid-teens on annual net sales of the licensed products in the licensed territories.
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

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Stock Option Activity
The following table presents a summary of option activity and related information in 2025:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($ in thousands)
Outstanding at December 31, 2024	101,015,470	2.82	5.81	83,381
Granted	7,716,210	3.54
Exercised	(20,261,540)	0.67
Forfeited	(7,502,320)	3.90
Outstanding at December 31, 2025	80,967,820	3.32	5.90	17,029
Vested and exercisable as of December 31, 2025	47,469,840	3.47	4.49	15,750
The aggregate intrinsic value of stock options exercised during 2025, 2024, and 2023 was $52.5 million, $9.4 million, and $20.3 million, respectively.
Stock Option Valuation Assumptions
The following table presents the assumptions used to estimate the fair values of the share options granted:

	2025	2024	2023
Risk-free rate of return	3.7%-4.1%	3.5%-4.5%	3.5%-4.7%
Expected term (in years)	6.25	6.25	6, 6.25 or 6.5
Estimated volatility rate	70%-71%	70%	70%
Expected dividend rate	0%	0%	0%
Options granted are measured based on grant-date fair value using the Black-Scholes option pricing model. The weighted-average grant-date fair value per share for options granted during 2025, 2024, and 2023 were $2.35, $1.12, and $2.21 per share, respectively.
Non-Vested Restricted Shares Activity
The following table summarized the Company’s non-vested restricted share activity in 2025:

	Numbers of non-vested restricted shares	Aggregate intrinsic value ($ in thousands)
Non-vested as of December 31, 2024	31,951,710	83,682
Granted	9,715,750
Vested	(10,946,270)
Forfeited	(4,594,000)
Non-vested as of December 31, 2025	26,127,190	46,088
The grant-date fair value of restricted shares is the fair value of the underlying stock on the award’s grant date. The weighted-average grant-date fair value per share for restricted shares granted in 2025, 2024, and 2023 were $3.49, $1.73, $3.18 per share, respectively.

Zai Lab Limited
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024, and 2023
Stock-Based Compensation Expenses
The following table presents the share-based compensation expense which has been reported in the Company’s consolidated statements of operations ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	42,725	42,532	48,017
Research and development	22,873	28,119	31,617
Total	65,598	70,651	79,634
As of December 31, 2025, there was unrecognized share-based compensation expense related to unvested share options and unvested restricted shares of $47.0 million and $51.7 million, respectively, which the Company expects to recognize over a weighted-average period of 2.08 years and 2.10 years, respectively.
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
Payments under these agreements generally become due and payable upon the achievement of such milestones or sales. These commitments are not recorded as liabilities on the consolidated balance sheet because the achievement and timing of these milestones are not fixed and determinable. The following is a description of the Company’s significant license and collaboration agreements as of December 31, 2025, including milestone fees incurred in 2025, 2024, and 2023.
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
For the Years Ended December 31, 2025, 2024, and 2023
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
For the Years Ended December 31, 2025, 2024, and 2023
ripretinib in the field of the prevention, prophylaxis, treatment, cure, or amelioration of any disease or medical condition in humans in Greater China. The Company will purchase the licensed products exclusively from Deciphera.
The Company may be required to pay an additional aggregate amount of up to $160.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to high-teens on annual net sales of the licensed products in the licensed territory.
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
The Company recorded a regulatory milestone fee of $8.0 million as an intangible asset in 2024. The Company recorded development milestone fees into research and development expenses of $3.0 million in 2023. The Company may be required to pay an additional aggregate amount of up to $78.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high single digits to low-teens on annual net sales of the licensed products in the licensed territory. The Company is also responsible for a portion of the costs of the global pivotal Phase 3 ATTACK clinical trial of SUL-DUR outside of the licensed territory.
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
The Company recorded regulatory milestone fees of $5.0 million and $25.0 million into intangible assets in 2025 and 2024, respectively. The Company recorded development milestone fees into research and development expenses of $5.0 million in 2023. The Company may be required to pay an additional aggregate amount of up to $111.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to high-teens on annual net sales of the licensed products in the licensed territory.
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
For the Years Ended December 31, 2025, 2024, and 2023
License Agreement with BMS (Xanomeline and Trospium Chloride)
In November 2021, the Company entered into a license agreement with Karuna (a company later acquired by BMS), pursuant to which the Company obtained an exclusive license to develop, manufacture, and commercialize xanomeline-trospium (KarXT) in Greater China.
The Company recorded regulatory milestone fees of $15.0 million as an intangible asset in 2025. The Company recorded development milestone fees into research and development expenses of $10.0 million in 2024. The Company may be required to pay an additional aggregate amount of up to $117.0 million in regulatory and sales-based milestones as well as certain royalties at tiered percentage rates ranging from low- to high-teens on annual net sales of the licensed products in Greater China.
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
Other License and Collaboration Arrangements That Are Not Individually Significant
The Company may be required to pay an additional aggregate amount of up to $1,522.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates on annual net sales under such agreements.
17.    Other Income, Net
The following table presents the Company’s other income, net ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Government grants	5,862	8,170	2,433
(Loss) Gain on equity investments with readily determinable fair value	(1,912)	(6,105)	2,789
Other miscellaneous (losses) gains	(410)	3,235	1,784
Total	3,540	5,300	7,006
18.    Restricted Net Assets
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
For the Years Ended December 31, 2025, 2024, and 2023
its respective registered capital based on the enterprise’s Chinese statutory accounts. The reserves can only be used for specific purposes and are not distributable as cash dividends. Foreign exchange and other regulations in mainland China may further restrict the Company’s Chinese subsidiaries from transferring out funds in the form of dividends, loans, and advances.
No appropriation to statutory reserves was made in 2025, 2024, and 2023 because the Chinese subsidiaries had substantial losses during such periods.
The Company did not receive any distributions from its Chinese subsidiaries; such distributions were not permitted under Chinese laws and regulations due to the reserve requirements discussed above. As of December 31, 2025 and 2024, amounts restricted included the paid-in capital of the Company’s subsidiaries in mainland China, and were $516.0 million and $506.0 million, respectively.
19.    Employee Defined Contribution Plans
Full-time employees of the Company in mainland China participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund, and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s subsidiaries in mainland China make contributions to the government for these benefits primarily based on certain percentages of the employees’ salaries subject to certain caps and other government requirements. The total amounts for such employee benefits, which were expensed as incurred, were $24.9 million, $26.0 million, and $25.8 million for 2025, 2024, and 2023, respectively.
The Company’s employees who are U.S. taxpayers and who meet certain age and service requirements are eligible to participate in a broad-based, defined contribution retirement plan which is qualified under Section 401 of the Internal Revenue Code (the “401(k) plan”). The Company makes a matching contribution equal to 100% in 2025, 2024, and 2023 of the first 5.0% of the employee’s elective contributions under the plan, up to 5.0% of an employee’s eligible compensation. Contributions made by the Company vest 100% upon contribution. The total amounts for such employee benefits, which were expensed as incurred, were $0.9 million, $1.1 million, and $1.0 million in 2025, 2024, and 2023, respectively.
The Company also provides required Mandatory Provident Fund contribution for its full-time employees located in Hong Kong and provides social benefits contribution for its full-time employees located in Taiwan. The total amounts for these contributions, which were expensed as incurred, was $0.1 million, $0.2 million, and $0.2 million in each of 2025, 2024, and 2023.
There is no forfeiture of contribution related to any of the Company’s employee defined contribution plans as described above.
20.    Commitments and Contingencies
(a)    Purchase Commitments
As of December 31, 2025, the Company’s commitments were $1.7 million and related to commercial manufacturing development activities and capital expenditures that are contracted but not yet reflected in the consolidated financial statements. Of this amount, $1.5 million and $0.2 million were expected to be incurred within one year and one to two years from December 31, 2025, respectively.

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2023, 2024 and 2025

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

Zai Lab Limited
Notes to the consolidated financial statements
For the years ended December 31, 2023, 2024 and 2025

The following tables present disaggregated expenses that are regularly provided to the CODM:

	Year Ended December 31,
	2025	2024	2023
Personnel compensation and related costs	87,894	106,154	115,749
Licensing fees	30,597	30,997	19,291
CROs/CMOs/Investigators expenses	73,763	69,870	103,333
Other costs	28,650	27,483	27,495
Total research and development expenses	220,904	234,504	265,868

	Year Ended December 31,
	2025	2024	2023
Clinical programs	86,934	86,126	112,158
Pre-Clinical programs	24,293	31,913	17,356
Unallocated research and development expenses	109,677	116,465	136,354
Total research and development expenses	220,904	234,504	265,868

	Year Ended December 31,
	2025	2024	2023
Personnel compensation and related costs	165,005	174,958	173,389
Other costs	112,600	123,783	108,219
Total selling, general, and administrative expenses	277,605	298,741	281,608

	Twelve months ended December 31
	2025	2024	2023
Selling and marketing expenses	187,562	190,367	169,555
General and administrative expenses	90,043	108,374	112,053
Total selling, general, and administrative expenses	277,605	298,741	281,608
22.    Subsequent Events
On February 25, 2026, the Company entered into a new revolving credit facility with BOCOM, which replaced its previous RMB300.0 million (approximately $41.1 million) credit facility that expired in September 2025. The Company entered into a new guarantee contract with BOCOM pursuant to which the Company will provide a maximum-amount guarantee of RMB330.0 million (approximately $47.9 million) for working capital loans of up to RMB300.0 million (approximately $43.6 million) from BOCOM to Zai Lab Shanghai, and Zai Lab Shanghai entered into a working capital loan contract with BOCOM with respect to the RMB300.0 million facility. The new credit facility will be available until February 2, 2029. Each loan term will be up to 12 months, with a maturity date no later than August 2, 2029, and is subject to a floating interest rate, which is subject to adjustment every three months.

Schedule I — Condensed Financial Information of Registrant
Zai Lab Limited
Financial Information of Parent Company
Condensed Balance Sheets
(in thousands of $, except for number of shares and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	413,355	98,755
Restricted Cash, current	100,000	100,000
Short-term investments	—	330,000
Prepayments and other current assets	3,904	5,227
Total current assets	517,259	533,982
Investment in subsidiaries	199,798	309,901
Total assets	717,057	843,883
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Other current liabilities	1,557	2,985
Total current liabilities	1,557	2,985
Total liabilities	1,557	2,985
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized, 1,113,822,550 and 1,082,614,740 shares issued as of December 31, 2025 and 2024, respectively; 1,106,389,340 and 1,077,702,540 shares outstanding as of December 31, 2025 and 2024, respectively)	7	7
Additional paid-in capital	3,343,469	3,264,295
Accumulated deficit	(2,628,620)	(2,453,083)
Accumulated other comprehensive income	29,697	50,515
Treasury stock	(29,053)	(20,836)
Total shareholders’ equity	715,500	840,898
Total liabilities and shareholders’ equity	717,057	843,883

Schedule I — Condensed Financial Information of Registrant
Zai Lab Limited
Financial Information of Parent Company
Condensed Statements of Operations and Comprehensive Loss
(in thousands of $)

	Year Ended December 31,
	2025	2024	2023
Operating Expenses:
Research and development	(30)	(8)	(82)
General and administrative	(13,590)	(20,275)	(16,958)
Loss from operations	(13,620)	(20,283)	(17,040)
Interest income	21,695	28,176	30,840
Interest expenses	(90)	—	—
Other (expense) income, net	(1,145)	(5,438)	4,029
Profit before income tax and equity in loss of subsidiaries	6,840	2,455	17,829
Equity in loss of subsidiaries	(182,377)	(259,558)	(352,449)
Net loss	(175,537)	(257,103)	(334,620)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustment	(20,818)	12,889	11,941
Comprehensive loss	(196,355)	(244,214)	(322,679)

Schedule I — Condensed Financial Information of Registrant
Zai Lab Limited
Financial Information of Parent Company
Condensed Statements of Cash Flows
(in thousands of $)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	(175,537)	(257,103)	(334,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	3,189	4,759	3,217
Equity in loss of subsidiaries	182,377	259,558	352,449
Loss from fair value changes of equity investment of readily determinable fair value	1,912	6,105	(2,789)
Changes in operating assets and liabilities:
Prepayments and other assets	1,253	2,266	2,780
Other current liabilities	(603)	(248)	(379)
Net cash provided by operating activities	12,591	15,337	20,658
Cash flows from investing activities:
Purchases of short-term investments	—	(330,000)	—
Proceeds from maturity of short-term investments	330,000	—	—
Investment in subsidiaries	(32,594)	(271,830)	(392,893)
Net cash provided by (used in) investing activities	297,406	(601,830)	(392,893)
Cash flows from financing activities:
Proceeds from exercises of stock options	13,675	3,200	2,369
Proceeds from issuance of ordinary shares upon public offerings	—	217,350	—
Payment of public offering costs	(854)	(1,283)	—
Employee taxes paid related to settlement of equity awards	(8,218)	—	(8,802)
Net cash provided by (used in) financing activities	4,603	219,267	(6,433)
Effect of foreign exchange rate changes on cash and cash equivalent	—	—	—
Net increase (decrease) in cash and cash equivalents	314,600	(367,226)	(378,668)
Cash, cash equivalents and restricted cash — beginning of the year	198,755	565,981	944,649
Cash, cash equivalents and restricted cash — end of the year	513,355	198,755	565,981

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
4.    As of December 31, 2025 and 2024, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of Zai Lab Limited.