Form 10-Q
period 2026-03-31
Zai Lab Ltd
filed 2026-05-07
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, 1,123,548,580 ordinary shares of the registrant, par value $0.000006 per share, were outstanding, of which 340,336,080 ordinary shares were held in the form of American Depositary Shares.

Table of Contents
Zai Lab Limited
Quarterly Report on Form 10-Q
For the First Quarter of 2026

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
These factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), our Quarterly Reports on Form 10-Q, and our other filings with the U.S. Securities and Exchange Commission. Forward-looking statements are based on our management’s beliefs and assumptions and information currently available to our management. These statements, like all statements in this report, speak only as of their date. We anticipate that subsequent events and developments will cause our expectations and assumptions to change, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.
Usage of Terms
Throughout this report, we use certain acronyms and terms that are defined in the Glossary of our 2025 Annual Report. References to “Zai Lab,” the “Company,” “we,” “us,” and “our” refer to Zai Lab Limited, a holding company, and its subsidiaries, on a consolidated basis; and references to “Zai Lab Limited” refer to Zai Lab Limited, a holding company. Zai Lab Limited is the entity in which investors hold their interest.
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

PART I – FINANCIAL INFORMATION
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial information and the accompanying notes included in our 2025 Annual Report.

Item 1. Financial Statements.
Zai Lab Limited
Unaudited Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars (“$”), except for number of shares and per share data)

	Notes	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	3	651,316	679,573
Restricted cash, current		100,000	100,000
Short-term investments		10,000	10,000
Accounts receivable (net of allowance for credit losses of $16 and $31 as of March 31, 2026 and December 31, 2025, respectively)		54,069	106,116
Notes receivable		7,929	12,169
Inventories, net	4	85,961	74,745
Prepayments and other current assets		35,454	36,683
Total current assets		944,729	1,019,286
Restricted cash, non-current		1,117	1,116
Property and equipment, net	5	47,067	47,389
Operating lease right-of-use assets		17,585	19,152
Land use rights, net		2,868	2,853
Intangible assets, net	6	75,759	76,144
Deferred tax assets		3,444	3,390
Other non-current assets		3,168	3,054
Total assets		1,095,737	1,172,384
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		126,169	141,608
Current operating lease liabilities		5,983	6,344
Short-term debt	10	213,819	204,530
Other current liabilities	11	47,011	63,684
Total current liabilities		392,982	416,166
Deferred income		28,627	27,333
Non-current operating lease liabilities		12,107	13,385
Other non-current liabilities		40	—
Total liabilities		433,756	456,884
Commitments and contingencies (Note 17)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized; 1,118,835,190 and 1,113,822,550 shares issued as of March 31, 2026 and December 31, 2025, respectively; 1,110,232,620 and 1,106,389,340 shares outstanding as of March 31, 2026 and December 31, 2025, respectively)		7	7
Additional paid-in capital		3,357,826	3,343,469
Accumulated deficit		(2,679,636)	(2,628,620)
Accumulated other comprehensive income		15,105	29,697
Treasury Stock (at cost, 8,602,570 and 7,433,210 shares as of March 31, 2026 and December 31, 2025, respectively)		(31,321)	(29,053)
Total shareholders’ equity		661,981	715,500
Total liabilities and shareholders’ equity		1,095,737	1,172,384
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Operations
(in thousands of $, except for number of shares and per share data)

		Three Months Ended March 31,
	Notes	2026	2025
Revenues
Product revenue, net	7	95,556	105,650
Collaboration revenue	7	4,055	837
Total revenues		99,611	106,487
Expenses
Cost of product revenue		(38,315)	(38,452)
Cost of collaboration revenue		(20)	(195)
Research and development		(65,591)	(60,729)
Selling, general, and administrative		(65,070)	(63,422)
Loss from operations		(69,385)	(56,311)
Interest income		6,447	8,606
Interest expenses		(1,637)	(1,187)
Foreign currency gains		14,837	651
Other income (expense), net	15	162	(197)
Loss before income tax		(49,576)	(48,438)
Income tax expense	8	(1,440)	—
Net loss		(51,016)	(48,438)
Loss per share - basic and diluted	9	(0.05)	(0.04)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		1,107,390,590	1,080,825,300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands of $)

	Three Months Ended March 31,
	2026	2025
Net loss	(51,016)	(48,438)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(14,592)	(1,212)
Comprehensive loss	(65,608)	(49,650)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of $, except for number of shares)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2025	1,113,822,550	7	3,343,469	(2,628,620)	29,697	(7,433,210)	(29,053)	715,500
Issuance of ordinary shares upon vesting of restricted shares	371,630	0	0	—	—	—	—	—
Exercise of share options	4,641,010	0	833	—	—	—	—	833
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,169,360)	(2,268)	(2,268)
Share-based compensation	—	—	13,524	—	—	—	—	13,524
Net loss	—	—	—	(51,016)	—	—	—	(51,016)
Foreign currency translation	—	—	—	—	(14,592)	—	—	(14,592)
Balance at March 31, 2026	1,118,835,190	7	3,357,826	(2,679,636)	15,105	(8,602,570)	(31,321)	661,981

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2024	1,082,614,740	7	3,264,295	(2,453,083)	50,515	(4,912,200)	(20,836)	840,898
Issuance of ordinary shares upon vesting of restricted shares	137,540	0	0	—	—	—	—	—
Exercise of share options	6,324,120	0	3,733	—	—	—	—	3,733
Issuance cost of the follow-on public offering	—	—	(28)	—	—	—	—	(28)
Share-based compensation	—	—	15,800	—	—	—	—	15,800
Net loss	—	—	—	(48,438)	—	—	—	(48,438)
Foreign currency translation	—	—	—	—	(1,212)	—	—	(1,212)
Balance at March 31, 2025	1,089,076,400	7	3,283,800	(2,501,521)	49,303	(4,912,200)	(20,836)	810,753
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of $)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	(51,016)	(48,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	(15)	(3)
Inventory write-down	188	27
Depreciation and amortization expenses	3,944	3,458
Amortization of deferred income	(1,393)	(1,331)
Share-based compensation	13,524	15,800
Loss from fair value changes of equity investment with readily determinable fair value	—	1,912
Loss on disposal of property and equipment	18	—
Noncash lease expenses	1,810	2,466
Foreign currency remeasurement impact	(14,837)	(651)
Changes in operating assets and liabilities:
Accounts receivable	53,268	8,737
Notes receivable	4,410	(6,885)
Inventories	(11,208)	(13,198)
Prepayments and other current assets	1,518	(1,601)
Other non-current assets	(78)	1,401
Accounts payable	4,261	2,720
Other current liabilities	(17,638)	(23,275)
Operating lease liabilities	(1,061)	(2,827)
Deferred income	2,353	(11)
Other non-current liabilities	40	—
Net cash used in operating activities	(11,912)	(61,699)
Cash flows from investing activities
Proceeds from maturity of short-term investment	—	330,000
Purchases of property and equipment	(1,195)	(1,534)
Proceeds from the sale of property and equipment	2	—
Acquisition of intangible assets	(21,095)	(2,333)
Net cash (used in) provided by investing activities	(22,288)	326,133
Cash flows from financing activities
Proceeds from short-term debt	112,510	101,890
Repayment of short-term bank borrowings	(105,500)	(60,904)
Proceeds from exercises of stock options	833	3,009
Payments of public offering costs	—	(854)
Employee taxes paid related to net share settlement of equity awards	(2,270)	—
Net cash provided by financing activities	5,573	43,141
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	371	20
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,256)	307,595
Cash, cash equivalents and restricted cash - beginning of period	780,689	550,781
Cash, cash equivalents and restricted cash - end of period	752,433	858,376
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	629	2,645
Payables for acquisition of intangible assets	895	2,075
Payables for public offering costs	168	168
Receivable from sales of equity investments	—	1,203
Receivables for stock option exercise under equity incentive plans	—	794
Supplemental disclosure of cash flow information
Cash paid for interest	1,399	1,101
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The December 31, 2025 condensed consolidated balance sheet data included in this report were derived from the audited financial statements in the 2025 Annual Report.
The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results for the year ending December 31, 2026.
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
(d) Fair Value Measurements
Financial instruments of the Company primarily include cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, non-current restricted cash, accounts payable, short-term debt, and other current liabilities. As of March 31, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, prepayments and

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements other current assets, accounts payable, short-term debt, and other current liabilities approximated their fair value due to the short-term maturity of these instruments, and the carrying value of notes receivable and non-current restricted cash approximated their fair value based on the assessment of the ability to recover these amounts.
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
For additional information on the Company’s significant accounting policies, refer to the notes to the consolidated financial statements in the 2025 Annual Report.
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents ($ in thousands):

	March 31, 2026	December 31, 2025
Cash	650,092	678,358
Cash equivalents (i)	1,224	1,215
	651,316	679,573
Denominated in:
US$	631,882	651,196
Renminbi (“RMB”) (ii)	15,757	25,358
Hong Kong dollar (“HK$”)	2,887	2,020
Australian dollar (“A$”)	547	538
Taiwan dollar (“TW$”)	243	461
	651,316	679,573
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
4. Inventories, Net
The following table presents the Company’s inventories, net ($ in thousands):

	March 31, 2026	December 31, 2025
Finished goods	53,269	45,848
Raw materials	24,254	23,106
Work in progress	8,438	5,791
Inventories, net	85,961	74,745
The Company writes down inventory for any excess or obsolete inventory or when the Company believes that the net realizable value of inventory is less than the carrying value. The Company recorded write-downs in inventory, which were included in cost of product revenue, of $0.2 million and insignificant amounts in the first quarter of 2026 and 2025, respectively.
5. Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net ($ in thousands):

	March 31, 2026	December 31, 2025
Office equipment	1,206	1,201
Electronic equipment	11,964	10,964
Vehicle	203	200
Laboratory equipment	20,207	20,040
Manufacturing equipment	18,231	17,948
Leasehold improvements	14,236	14,049
Building	24,985	24,596
Construction in progress	681	554
	91,713	89,552
Less: accumulated depreciation	(44,646)	(42,163)
Property and equipment, net	47,067	47,389
Depreciation expense was $2.3 million and $2.0 million in the first quarter of 2026 and 2025, respectively.
6. Intangible Assets, Net
The following table presents the components of the Company’s intangible assets, net ($ in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Commercial products	84,562	(9,678)	74,884	83,203	(8,056)	75,147
Software	4,523	(3,648)	875	4,461	(3,464)	997
Total	89,085	(13,326)	75,759	87,664	(11,520)	76,144
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
Amortization expense was $1.6 million and $1.5 million in the first quarter of 2026 and 2025, respectively. The weighted-average remaining amortization period for intangible assets for commercial products and software was 8.7 years and 2.2 years, respectively.
7. Revenues
Product Revenue, Net
The Company’s product revenue is derived from the sales of its commercial products in Greater China. The table below presents the Company’s gross and net product revenue ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenue - gross	102,254	112,333
Less: Rebates and sales returns	(6,698)	(6,683)
Product revenue - net	95,556	105,650
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of product revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.
The following table presents the Company’s net revenue by commercial program ($ in thousands):

	Three Months Ended March 31,
	2026	2025
ZEJULA	29,967	49,529
VYVGART / VYVGART Hytrulo	17,551	18,105
NUZYRA	16,262	15,118
OPTUNE	12,070	11,363
QINLOCK	8,985	8,509
XACDURO	8,572	1,117
AUGTYRO	1,792	1,626
Other (i)	357	283
Product revenue - net	95,556	105,650
(i)Other includes product candidates sold in patient programs prior to commercialization.
Collaboration Revenue
Collaboration revenue was $4.1 million and $0.8 million in the first quarter of 2026 and 2025, respectively, and mainly related to a regional license and collaboration arrangement and promotional activities in mainland China.
8. Income Tax
Income tax expense was $1.4 million for the first quarter of 2026 attributable to taxable income in certain Chinese entities. Income tax expense was nil for the first quarter of 2025 as the Company’s subsidiaries were in cumulative loss positions.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
9. Loss Per Share
The following table presents the computation of the basic and diluted net loss per share ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	(51,016)	(48,438)
Denominator:
Weighted-average number of ordinary shares - basic and diluted	1,107,390,590	1,080,825,300
Net loss per share - basic and diluted	(0.05)	(0.04)
As a result of the Company’s net loss in the first quarter of 2026 and 2025, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	March 31,
	2026	2025
Share options	81,326,250	98,164,510
Non-vested restricted shares	26,423,180	32,537,760
10. Borrowings
The Company has debt arrangements with the Bank of China, SPD Bank, CMB, BOCOM, Ningbo Bank, and CIB to support its working capital needs in mainland China. The following table presents the Company’s short-term debt and weighted-average interest rate per annum ($ in thousands):

	March 31, 2026		December 31, 2025
Bank of China Working Capital Loans	2.20%	69,298	2.36%	69,427
SPD Bank Working Capital Loans	2.50%	14,452	2.80%	28,454
China Merchants Bank Working Capital Loans	2.64%	57,809	2.65%	42,683
Bank of Communications Working Capital Loans	2.50%	43,356	2.75%	42,682
Ningbo Bank Discounted Bills	1.60%	—	1.60%	7,057
Industrial Bank Working Capital Loans	2.55%	28,904	2.60%	14,227
Total short-term debt	2.45%	213,819	2.55%	204,530
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
China Merchants Bank Working Capital Loan Facility
In August 2025, the Company issued a maximum-amount irrevocable letter of guarantee to China Merchants Bank Co., Ltd., Shanghai Branch (“CMB”) pursuant to which the Company will guarantee working capital loans of up to RMB500.0 million (approximately $69.6 million) from CMB to Zai Lab Shanghai, and Zai Lab Shanghai entered into a Credit Agreement with CMB with respect to the RMB500.0 million facility. The guarantee and credit facility include the outstanding working capital loans with CMB. The credit facility will be available for two years. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
Bank of Communications Working Capital Loan Facility
In January 2025, the Company entered into a guarantee contract with Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch (“BOCOM”) pursuant to which the Company will guarantee working capital loans from BOCOM to Zai Lab Shanghai, and Zai Lab Shanghai entered into a working capital loan contract with BOCOM with respect to a revolving credit facility of up to RMB300.0 million (approximately $41.1 million). The credit facility expired in September 2025. In February 2026, the Company entered into a new revolving credit facility with BOCOM that will expire in March 2027, which replaced its previous RMB300.0 million (approximately $41.1 million) credit facility. The Company entered into a new guarantee contract with BOCOM pursuant to which the Company will provide a maximum-amount guarantee of RMB330.0 million (approximately $47.9 million) for working capital loans of up to RMB300.0 million (approximately $43.6 million) from BOCOM to Zai Lab Shanghai, and Zai Lab Shanghai entered into a working capital loan contract with BOCOM with respect to the RMB300.0 million facility. The new credit facility will be available until February 2, 2029. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
11. Other Current Liabilities
The following table presents the Company’s other current liabilities ($ in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll	11,393	28,485
Accrued professional service fees	4,421	2,948
Payables for purchase of property and equipment	629	486
Accrued rebate to distributors	20,417	19,388
Tax payables	3,664	5,303
Other (i)	6,487	7,074
Total	47,011	63,684
(i)Other primarily includes accrued travel, business-related expenses, and advance payments from partners.
12. Related Party Transactions
In January 2025, the Company entered into a license agreement with Zenas BioPharma (HK) Limited, a subsidiary of Zenas BioPharma, Inc. (“Zenas”), pursuant to which the Company obtained a license under certain patents and know-how of Zenas to develop and commercialize products containing a differentiated humanized monoclonal antibody targeting IGF-1R as an active ingredient in Greater China. One of the members of the Company’s Board of Directors, Mr. Moulder, is also the Chairman of the Board of Directors and Chief Executive Officer of Zenas. The Company recorded a $10.0 million upfront fee into research and development expenses in the first quarter of 2025. As of March 31, 2026, the Company may be required to pay an additional aggregate amount of up to $117.0 million in development and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high-single digits to mid-teens on annual net sales of the licensed products in the licensed territories.
13. Share-Based Compensation
During the first quarter of 2026, the Company granted share options to purchase up to 7,356,500 ordinary shares and restricted shares representing 2,880,030 ordinary shares under its equity incentive plans. The share options granted have a contractual term of ten years. Share options granted since April 2023 generally vest ratably over a four-year period, and share options granted prior to April 2023 generally vest ratably over a five-year period, with 25% or 20% of the awards vesting on each anniversary of the grant date, respectively, subject to continued employment/service with the Company on the vesting date. The restricted shares granted generally vest ratably over a specified period on the anniversary of the grant date, subject to continued employment/service with the Company on the vesting date. For a description of the Company’s equity incentive plans and more details on the terms of the share-based awards, see Note 15 in the 2025 Annual Report.
During the first quarter of 2026, the Company also granted cash-settled performance-based restricted shares representing 1,169,170 ordinary shares under its equity incentive plans. These awards will vest on the third anniversary of the grant date and will be settled in cash based on value of our ordinary shares on the vesting date. These awards are accounted for as liability awards and their fair value is measured at the end of each reporting period. The related liability of an insignificant amount is recorded in other non‑current liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2026, and the related compensation expense of an insignificant amount is recorded in stock‑based compensation in the unaudited condensed consolidated statements of operations in the first quarter of 2026.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
The following table presents the share-based compensation expense that has been reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	10,401	10,226
Research and development	3,163	5,574
Total	13,564	15,800
As of March 31, 2026, there was unrecognized share-based compensation expense related to unvested share options and unvested restricted shares of $46.8 million and $48.3 million, respectively, which the Company expects to recognize over a weighted-average period of 2.21 years and 2.07 years, respectively.
14. License and Collaboration Agreements
The Company has entered into various license and collaboration agreements with third parties to develop and commercialize product candidates.
Significant License and Collaboration Arrangements
For a description of the material terms of the Company’s significant license and collaboration agreements, see Note 16 in the 2025 Annual Report. In the first quarter of 2026, the Company did not enter into any new significant license or collaboration agreements. The following includes a description of milestone fees incurred in the first quarter of 2026 under the Company’s significant license and collaboration agreements.
License and Collaboration Agreement with MediLink Therapeutics (DLL3-Targeting ADC)
Under the terms of the Company’s license and collaboration agreement with MediLink, the Company recorded a $8.0 million development milestone fee into research and development expenses in the first quarter of 2026. As of March 31, 2026, the Company may be required to pay an additional aggregate amount of up to $584.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high single digits to low-teens on annual net sales of the licensed products in the licensed territory.
Other License and Collaboration Arrangements That Are Not Individually Significant
The Company recorded upfront and milestone fees of $14.0 million into research and development expenses in the first quarter of 2026 for license and collaboration agreements that are not individually significant.
15. Other Income (Expense), Net
The following table presents the Company’s other income, net ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Government grants	106	16
Loss on equity investments with readily determinable fair value	—	(1,912)
Other miscellaneous gain	56	1,699
Total	162	(197)

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
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
No appropriation to statutory reserves was made in the first quarter of 2026 and 2025 because the Chinese subsidiaries had substantial losses during such periods. The Company did not receive any distributions from its Chinese subsidiaries; such distributions were not permitted under Chinese laws and regulations due to the reserve requirements discussed above. As of both March 31, 2026 and December 31, 2025, amounts restricted included the paid-in capital of the Company’s subsidiaries in mainland China and were $516.0 million.
17. Commitments and Contingencies
(a) Purchase Commitments
As of March 31, 2026, the Company’s commitments were $1.4 million and related to commercial manufacturing development activities and capital expenditures that are contracted but not yet reflected in the unaudited condensed consolidated financial statements. These commitments were expected to be incurred within one year from March 31, 2026.
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
The following tables present disaggregated expenses that are regularly provided to the CODM:

	Three Months Ended March 31,
	2026	2025
Personnel compensation and related costs	18,470	24,079
Licensing fees	22,000	19,997
CROs/CMOs/Investigators expenses	19,540	9,830
Other costs	5,581	6,823
Total research and development expenses	65,591	60,729

	Three Months Ended March 31,
	2026	2025
Clinical programs	31,090	28,092
Pre-Clinical programs	11,716	3,314
Unallocated research and development expenses	22,785	29,323
Total research and development expenses	65,591	60,729

	Three Months Ended March 31,
	2026	2025
Personnel compensation and related costs	41,060	40,643
Other costs	24,010	22,779
Total selling, general, and administrative expenses	65,070	63,422

	Three Months Ended March 31,
	2026	2025
Selling and marketing expenses	43,438	41,939
General and administrative expenses	21,632	21,483
Total selling, general, and administrative expenses	65,070	63,422

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our 2025 Annual Report and our unaudited condensed consolidated financial statements and the accompanying notes for the first quarter of 2026 included in Item 1. Financial Statements.
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. We intend to leverage our competencies and resources to positively impact human health. We currently have seven commercial programs – ZEJULA, VYVGART / VYVGART Hytrulo, NUZYRA, OPTUNE, QINLOCK, XACDURO, and AUGTYRO – with products that have received marketing approval and that we have commercially launched in China. We also have multiple programs in late-stage product development and a number of ongoing pivotal trials across our portfolio.
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
Recent Developments
Commercial Products
Net product revenue was $95.6 million for the first quarter of 2026, a decrease of 10% compared to the prior year period, primarily due to decreased sales for ZEJULA, due to a shift in hospital utilization patterns following volume-based procurement for generic olaparib, and VYVGART, primarily due to a pricing adjustment related to NRDL renewal. These decreases were partially offset by increased sales for XACDURO, driven by strong patient demand and expanding hospital adoption but partially constrained by supply limitations, and increased sales for NUZYRA, supported by increased market coverage and penetration.
Product Candidates
We continued to advance our product candidates through our research and development activities, including the following developments with respect to our clinical trials and regulatory approvals:
Oncology
•Zocilurtatug Pelitecan (Zoci, DLL3-Targeting ADC) (formerly ZL-1310): In April 2026, we presented compelling clinical data at the American Association for Cancer Research (“AACR”) Annual Meeting 2026 demonstrating that zoci delivers rapid and robust intracranial responses in patients with previously treated ES-

SCLC and brain metastases as measured by blinded independent assessment using mRANO-BM criteria, as well as promising data in patients with extrapulmonary NECs.
◦SCLC with Brain Metastases: Zoci showed a 53.7% confirmed intracranial objective response rate with 62.5% (10/16) at the 1.6 mg/kg dose, including complete responses. Notably, responses were observed in patients without prior brain radiotherapy (9/15, 60%), highlighting the net drug effect on the intracranial lesions. Zoci was well tolerated, with Grade ≥3 treatment-related adverse events (“TRAEs”) in 19.9% (27/136) of the overall population and in 16.4% (9/55) of patients who received 1.6mg/kg.
◦Extrapulmonary NECs: Encouraging activity was observed with a 38.2% confirmed objective response rate across extrapulmonary NECs of different primary origins. The safety profile in extrapulmonary NECs was consistent with that previously observed in SCLC with Grade ≥3 TRAEs in 15.2% of patients in Phase 1b.
In April 2026, we announced a global clinical trial collaboration with Amgen to evaluate zoci in combination with Amgen’s IMDELLTRA® (tarlatamab-dlle), a DLL3/CD3 bispecific T-cell engager, for ES-SCLC and a clinical collaboration with Boehringer Ingelheim to evaluate zoci in combination with obrixtamig, a DLL3/CD3 bispecific T-cell engager, for SCLC and other NECs.
•Tumor Treating Fields (TTFields): We participated in the Greater China portion of the Phase 3 pivotal PANOVA-3 trial evaluating the efficacy of TTFields therapy administered concomitantly with gemcitabine and nab-paclitaxel as a 1L treatment for patients with unresectable, locally advanced pancreatic cancer. In February 2026, the FDA approved TTFields, under the brand name OPTUNE Pax, for this indication. In August 2025, the NMPA granted Innovative Medical Device Designation for TTFields therapy for patients with pancreatic cancer based on the positive results from the Phase 3 PANOVA-3 trial. This designation offers opportunities to expedite the regulatory review and approval process. The trial met its primary endpoint, demonstrating a statistically significant improvement in median overall survival for patients treated with TTFields. We filed for regulatory approval in mainland China in the fourth quarter of 2025 for this combination treatment in patients with unresectable, locally advanced pancreatic cancer.
Immunology, Neuroscience, and Infectious Disease
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

In February 2026, argenx announced topline results from the global registrational Phase 3 ADAPT-OCULUS study of efgartigimod for the treatment of ocular MG. The study met its primary endpoint (p-value=0.012), demonstrating that patients living with ocular MG and treated with VYVGART demonstrated statistically significant improvement from baseline in Myasthenia Impairment Index (MGII) Patient Reported Outcome (PRO) ocular scores at Week 4 compared to placebo. In the overall population, mean change from baseline in patients treated with VYVGART was a 4.04 point improvement in MGII PRO versus a mean change of 1.99 MGII PRO score in patients treated with placebo. VYVGART was well tolerated and had a favorable safety profile in patients with oMG, consistent with prior studies. We participated in the study in Greater China.

•ZL-1503 (IL-13/IL-31Rα): In April 2026, we announced new data from a preclinical study of ZL-1503, demonstrating that our internally developed IL-13/IL-31Rα bispecific antibody may lead to sustained suppression of intense pruritus (itch) and inflammation caused by atopic diseases. The findings reinforce the potential of ZL-1503 to be a first-in-class treatment option for moderate-to-severe atopic dermatitis and other IL-13 and IL-31-driven diseases. A global Phase 1/1b study is ongoing, and we expect to report the first-in-human data from the global Phase 1 portion in the second half of 2026.
•Povetacicept (Pove, Anti-APRIL/BAFF):
◦IgAN: In March 2026, our partner Vertex announced positive data from a pre-specified Week 36 interim analysis of the global Phase 3 RAINIER trial of pove in IgAN. The trial met its primary objective, with povetacicept-treated patients achieving a 52.0% reduction from baseline in 24-hour urine protein to creatinine ratio (UPCR), representing a statistically significant and clinically meaningful 49.8% UPCR reduction versus placebo (p<0.0001). Pove was generally safe and well tolerated. We participated in the global Phase 3 study in Greater China.
◦pMN: Our partner Vertex has completed enrollment in the Phase 2 portion of the global pivotal Phase 2/3 OLYMPUS study and has initiated the Phase 3 portion. We participated in the global study in Greater China.
•Elegrobart (Anti-IGF-1R, SC): Viridian Therapeutics announced positive topline data from REVEAL-1, elegrobart’s pivotal Phase 3 clinical trial for active TED, and REVEAL-2, elegrobart’s pivotal Phase 3 clinical trial for chronic TED, in March 2026 and May 2026, respectively. Elegrobart was generally well tolerated across both studies. We have an exclusive license from Zenas BioPharma to develop and commercialize elegrobart in Greater China and are currently conducting a Phase 3 bridging study in the region.
◦REVEAL-1 in Active TED: The trial met its primary endpoint with a highly statistically significant treatment effect. Both elegrobart Q4W and Q8W treatment arms showed rapid onset of treatment effect and achieved clinically meaningful 54% and 63% proptosis responder rates, respectively, versus 18% placebo at week 24. The Q4W treatment arm additionally provided meaningful diplopia benefit to patients with active TED.
◦REVEAL-2 in Chronic TED: The trial met its primary endpoint with a highly statistically significant treatment effect. Both elegrobart Q4W and Q8W treatment arms achieved statistically significant and clinically meaningful 50% and 54% proptosis responder rates, respectively, versus 15% placebo at week 24. The Q4W treatment arm additionally provided meaningful diplopia benefit to patients with chronic TED.
Organizational Update
During the first quarter, we continued to strengthen our business through key additions to our global leadership team. For example, in April 2026, we appointed Yizhe Wang, Ph.D., as Operating Partner, to strengthen our commercial capabilities and execution. Dr. Wang brings extensive experience in global oncology and immunology commercial operations, having led commercial teams across China, the U.S., and the U.K. at GSK and Eli Lilly.
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
License and Collaboration Arrangements
Our results of operations have been, and will continue to be, affected by our license and collaboration agreements. In accordance with these agreements, we may be required to make upfront payments and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. As of March 31, 2026, we may in the future be required to pay development and regulatory milestone payments of up to an additional aggregate amount of $207.0 million for our current clinical programs and $878.0 million for other programs. Such development and regulatory milestone payments are contingent on the progress of our product candidates prior to commercialization, and we see these payments as favorable because they indicate that product candidates are advancing. As of March 31, 2026, we also in the future may be required to pay sales-based milestone payments of up to an additional aggregate amount of $3,078.0 million as well as certain royalties at tiered percentage rates on annual net sales. Such sales-based milestone and royalty payments are contingent on the performance of our commercial products, and we see these payments as favorable because they signify that a product is achieving higher sales levels.
Results of Operations
In this section, we discuss our results of operations for the first quarter of 2026 compared to the same period in 2025.
The following table presents our results of operations ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues
Product revenue, net	95,556	105,650	(10,094)	(10)%
Collaboration revenue	4,055	837	3,218	384%
Total revenues	99,611	106,487	(6,876)	(6)%
Expenses
Cost of product revenue	(38,315)	(38,452)	137	—%
Cost of collaboration revenue	(20)	(195)	175	(90)%
Research and development	(65,591)	(60,729)	(4,862)	8%
Selling, general, and administrative	(65,070)	(63,422)	(1,648)	3%
Loss from operations	(69,385)	(56,311)	(13,074)	23%
Interest income	6,447	8,606	(2,159)	(25)%
Interest expenses	(1,637)	(1,187)	(450)	38%
Foreign currency gains	14,837	651	14,186	2179%
Other income (expense), net	162	(197)	359	(182)%
Loss before income tax	(49,576)	(48,438)	(1,138)	2%
Income tax expense	(1,440)	—	(1,440)	—%
Net loss	(51,016)	(48,438)	(2,578)	5%
Revenues
Product Revenue, Net
The following table presents net revenue by commercial program ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
ZEJULA	29,967	49,529	(19,562)	(39)%
VYVGART / VYVGART Hytrulo	17,551	18,105	(554)	(3)%
NUZYRA	16,262	15,118	1,144	8%
OPTUNE	12,070	11,363	707	6%
QINLOCK	8,985	8,509	476	6%
XACDURO	8,572	1,117	7,455	667%
AUGTYRO	1,792	1,626	166	10%
Other (i)	357	283	74	26%
Total product revenue, net	95,556	105,650	(10,094)	(10)%
(i)Other includes product candidates sold in patient programs prior to commercialization.

Our product revenue is primarily derived from the sales of our commercial products in mainland China, net of sales returns and rebates to distributors with respect to the sales of these products.
Our net product revenue decreased by $10.1 million in the first quarter of 2026, primarily due to decreased sales for ZEJULA, due to a shift in hospital utilization patterns following volume-based procurement for generic olaparib, and VYVGART, primarily due to a pricing adjustment related to NRDL renewal. These decreases were partially offset by increased sales for XACDURO, driven by strong patient demand and expanding hospital adoption but partially constrained by supply limitations, and increased sales for NUZYRA, supported by increased market coverage and penetration.
Cost of Product Revenue
Cost of product revenue remained flat in the first quarter of 2026, primarily due to decreased sales and a shift in product mix.
Collaboration Revenue and Cost of Collaboration Revenue
In the first quarter of 2026, collaboration revenue increased by $3.2 million mainly related to a regional license and collaboration arrangement. Cost of collaboration revenue was insignificant in the first quarter of 2026 and 2025.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Personnel compensation and related costs	18,470	24,079	(5,609)	(23)%
Licensing fees	22,000	19,997	2,003	10%
CROs/CMOs/Investigators expenses	19,540	9,830	9,710	99%
Other costs	5,581	6,823	(1,242)	(18)%
Total	65,591	60,729	4,862	8%
Research and development expenses increased by $4.9 million in the first quarter of 2026, primarily due to:
•an increase of $8.5 million in CROs/CMOs/Investigators expenses and other costs related to ongoing clinical trials; and
•an increase of $2.0 million in licensing fees in connection with increased upfront and milestone fees for our license and collaboration agreements; partially offset by
•a decrease of $5.6 million in personnel compensation and related costs primarily driven by our resource prioritization and efficiency efforts.
The following table presents our research and development expenses by program ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Clinical programs	31,090	28,092	2,998	11%
Pre-Clinical programs	11,716	3,314	8,402	254%
Unallocated research and development expenses	22,785	29,323	(6,538)	(22)%
Total	65,591	60,729	4,862	8%
Research and development expenses attributable to clinical programs increased by $3.0 million in the first quarter of 2026, primarily driven by an increase in trial costs based on the progress of our studies. Research and development expenses attributable to pre-clinical programs increased by $8.4 million, primarily driven by an increase in licensing fees for our license and collaboration agreements.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General, and Administrative Expenses
The following table presents our selling, general, and administrative expenses by category ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Personnel compensation and related costs	41,060	40,643	417	1%
Other costs	24,010	22,779	1,231	5%
Total	65,070	63,422	1,648	3%
Selling, general, and administrative expenses increased by $1.6 million in the first quarter of 2026, primarily driven by higher general selling expenses.
Interest Income
Interest income decreased by $2.2 million in the first quarter of 2026, primarily due to decreased interest rates.
Interest Expense
Interest expense increased by $0.5 million in the first quarter of 2026, primarily due to higher levels of short-term debt.
Foreign Currency Gains
Foreign currency gains increased by $14.8 million in the first quarter of 2026, primarily due to appreciation of the RMB against the U.S. dollar.
Other Income (Expense), Net
Other income, net was $0.2 million in the first quarter of 2026, compared to other expense, net of $0.2 million in the first quarter of 2025, primarily due to a decrease in equity investment loss, partially offset by a decrease in other miscellaneous gain.
Income Tax Expense
Income tax expense was $1.4 million in the first quarter of 2026 attributable to current taxable income in certain Chinese entities. Income tax expense was nil in the first quarter of 2025 as the Company’s subsidiaries were in cumulative loss positions.
Net Loss
Net loss was $51.0 million in the first quarter of 2026, or a loss per ordinary share attributable to stockholders of $0.05 (or loss per ADS of $0.46), compared to a net loss of $48.4 million in the first quarter of 2025, or a loss per ordinary share of $0.04 (or loss per ADS of $0.45).
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
Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements and public offerings, including our September 2017 initial public offering and various follow-on offerings on Nasdaq and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. We have raised approximately $164.6 million in private equity financing and approximately $2,677.8 million in net proceeds from public offerings after deducting underwriting commissions and the offering expenses payable by us. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $11.9 million and $61.7 million in the first quarter of 2026 and 2025, respectively. For information on our research and development activities and related expenditures, see the Research and Development Expenses, Selling, General, and Administrative Expenses, License and Collaboration Arrangements, and Results of Operations sections above. In addition, as of March 31, 2026, we had commitments of $1.4 million related to commercial manufacturing development activities and capital expenditures.
We have also identified opportunities to access capital through debt arrangements on favorable commercial terms. As of March 31, 2026, we had such debt arrangements with Chinese financial institutions that allow certain of our subsidiaries to borrow up to approximately $320.0 million (or RMB2,271.7 million) to support our working capital needs in mainland China. As of March 31, 2026, we had short-term debt outstanding of $213.8 million (or RMB1,479.5 million) pursuant to these debt arrangements. These debt arrangements provide us with additional capital capacity that will give us enhanced flexibility to execute our corporate strategic goals. For more information, see Note 10.
As of March 31, 2026, we had cash and cash equivalents, current restricted cash, and short-term investments of $761.3 million, which we expect will enable us to meet our cash requirements including the funding of operating expenses, capital expenditures, and debt obligations for at least the next 12 months.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may, from time to time, utilize debt arrangements on favorable commercial terms or consider additional funding sources to bring to fruition our strategic objectives. There can be no assurances that such funding will be made available to us on acceptable terms or at all.

The following table presents information regarding our cash flows ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Net cash used in operating activities	(11,912)	(61,699)	49,787
Net cash (used in) provided by investing activities	(22,288)	326,133	(348,421)
Net cash provided by financing activities	5,573	43,141	(37,568)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	371	20	351
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,256)	307,595	(335,851)
Net Cash Used in Operating Activities
Net cash used in operating activities decreased by $49.8 million in the first quarter of 2026, primarily due to an increase of $70.8 million in net changes in operating assets and liabilities, partially offset by a decrease of $18.4 million in other adjustments to reconcile net loss to net cash used in operating activities and an increase of $2.6 million in net loss.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $22.3 million in the first quarter of 2026, compared to net cash provided by investing activities of $326.1 million in the first quarter of 2025, primarily due to a decrease of $330.0 million in proceeds from the maturity of short-term investments and an increase of $18.8 million from acquisitions of intangible assets.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $37.6 million in the first quarter of 2026, primarily due to an increase of $44.6 million in repayment of short-term bank borrowings, an increase of $2.3 million in employee taxes paid related to net share settlement of equity awards, and a decrease of $2.2 million in proceeds from exercises of stock options, partially offset by an increase of $10.6 million in short-term debt proceeds.
Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II – Item 8. Financial Statements and Supplementary Data – Recent Accounting Pronouncements in our 2025 Annual Report. The Company has not adopted any new accounting standards in the first quarter of 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk, credit risk, and interest rate risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of $15.8 million and $25.4 million, which were denominated in RMB, representing 2% and 4% of the cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively.
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
The carrying amounts of cash and cash equivalents and short-term investments represent the maximum amount of losses due to credit risk. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $651.3 million and $679.6 million, respectively, restricted cash of $101.1 million, and short-term investments of $10.0 million. As of March 31, 2026 and December 31, 2025, all of our cash and cash equivalents, restricted cash, and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product revenue. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of March 31, 2026, our largest customer accounted for approximately 25% of our total accounts receivable collectively.
Certain accounts receivable balances are settled in the form of notes receivable. As of March 31, 2026, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Interest Rate Risk
We are exposed to risks related to changes in interest rates on our cash and cash equivalents, restricted cash, and short-term investments. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $651.3 million and $679.6 million, respectively, restricted cash of $101.1 million, and short-term investments of $10.0 million. Our investment portfolio, which relates to cash equivalents and short-term investments, primarily consists of time deposits. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the short‑term nature of our deposits and investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. For example, a hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on future interest income.
We are also exposed to risks related to changes in interest rates on our short-term debt, which is currently subject to a mix of fixed and floating interest rates. As of March 31, 2026 and December 31, 2025, we had short-term debt of $213.8 million and $204.5 million, respectively. A 100-basis point increase in interest rates would not materially increase our interest expense. Our interest rate exposure from short-term debt is also offset by our exposure in cash and cash equivalents, restricted cash, and short-term investments, as discussed above. For more information on our short-term debt, see Note 10.
Item 4. Controls and Procedures
Management’s Evaluation of Our Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Rules 13a-15(f)) during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We may be, from time to time, subject to claims and suits arising in the ordinary course of business. We are not currently a party to any material legal or administrative proceedings.
Item 1A. Risk Factors.
We are subject to risks and uncertainties that could, directly or indirectly, adversely affect our business, results of operations, financial condition, liquidity, cash flows, strategies, and/or prospects. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” section of our 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents acquisitions of the Company’s ADSs to satisfy tax withholding obligations due in connection with exercise of option shares or vesting of restricted shares during the first quarter of 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2026	—	—	—	—
February 1 – 28, 2026	—	—	—	—
March 1 – 31, 2026	116,936	$19.41	—	—
Total	116,936
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the first quarter of 2026, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title
10.1#
Employment Agreement between Yajing Chen and Zai Lab (US) LLC dated February 24, 2026 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (File No. 001-38205) filed on February 26, 2026)

10.2#
Amendment to Employment Agreement between Joshua Smiley and Zai Lab (US) LLC dated February 24, 2026 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K (File No. 001-38205) filed on February 26, 2026)

10.3+
Unofficial English Translation of Guarantee Contract by and between Zai Lab Limited and Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch dated February 25, 2026 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K (File No. 001-38205) filed on February 26, 2026)

10.4+
Unofficial English Translation of Working Capital Loan Contract by and between Zai Lab (Shanghai) Co., Ltd. and Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch dated February 25, 2026 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K (File No. 001-38205) filed on February 26, 2026)

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

ZAI LAB LIMITED

Dated: May 7, 2026	By:	/s/ Yajing Chen
	Name:	Yajing Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)