Form 10-Q
period 2026-06-30
Zai Lab Ltd
filed 2026-08-06
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, 1,122,662,280 ordinary shares of the registrant, par value $0.000006 per share, were outstanding, of which 430,452,680 ordinary shares were held in the form of American Depositary Shares.

Table of Contents
Zai Lab Limited
Quarterly Report on Form 10-Q
For the Second Quarter of 2026

SPECIAL NOTES REGARDING THE COMPANY
Forward-Looking Statements
This report contains certain forward-looking statements, including statements relating to our strategy and plans; potential of and expectations for our business, commercial products, and pipeline programs; the market for our commercial and pipeline products; capital allocation and investment strategy; clinical development programs and related clinical trials; clinical trial data, data readouts, and presentations; risks and uncertainties associated with drug development and commercialization; regulatory discussions, submissions, filings, and approvals and the timing thereof; the potential benefits, safety, and efficacy of our products and product candidates and those of our collaboration partners; the anticipated benefits and potential of investments, collaborations, and business development activities; our profitability; and our future financial and operating results. All statements, other than statements of historical fact, included in this report are forward-looking statements, and can be identified by words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or similar expressions. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees or assurances of future performance. Forward-looking statements are based on our expectations and assumptions as of the date of this report and are subject to inherent uncertainties, risks, and changes in circumstances that may differ materially from those contemplated by the forward-looking statements. We may not actually achieve the plans, carry out the intentions, or meet the expectations or projections disclosed in our forward-looking statements, and you should not place undue reliance on these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including but not limited to the following:
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

Item 1. Financial Statements.
Zai Lab Limited
Unaudited Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars (“$”), except for number of shares and per share data)

	Notes	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	3	607,522	679,573
Restricted cash, current		100,000	100,000
Short-term investments		10,000	10,000
Accounts receivable (net of allowance for credit losses of $20 and $31 as of June 30, 2026 and December 31, 2025, respectively)		69,595	106,116
Notes receivable		3,395	12,169
Inventories, net	4	90,890	74,745
Prepayments and other current assets		32,635	36,683
Total current assets		914,037	1,019,286
Restricted cash, non-current		1,118	1,116
Property and equipment, net	5	46,431	47,389
Operating lease right-of-use assets		16,159	19,152
Land use rights, net		2,883	2,853
Intangible assets, net	6	85,774	76,144
Deferred tax assets		4,848	3,390
Other non-current assets		3,543	3,054
Total assets		1,074,793	1,172,384
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		136,692	141,608
Current operating lease liabilities		5,025	6,344
Short-term debt	10	238,104	204,530
Other current liabilities	11	48,763	63,684
Total current liabilities		428,584	416,166
Deferred income		27,500	27,333
Non-current operating lease liabilities		11,447	13,385
Other non-current liabilities		225	—
Total liabilities		467,756	456,884
Commitments and contingencies (Note 16)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized; 1,132,222,310 and 1,113,822,550 shares issued as of June 30, 2026 and December 31, 2025, respectively; 1,122,445,390 and 1,106,389,340 shares outstanding as of June 30, 2026 and December 31, 2025, respectively)		7	7
Additional paid-in capital		3,370,798	3,343,469
Accumulated deficit		(2,730,461)	(2,628,620)
Accumulated other comprehensive income		214	29,697
Treasury Stock (at cost, 9,776,920 and 7,433,210 shares as of June 30, 2026 and December 31, 2025, respectively)		(33,521)	(29,053)
Total shareholders’ equity		607,037	715,500
Total liabilities and shareholders’ equity		1,074,793	1,172,384
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Operations
(in thousands of $, except for number of shares and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2026	2025	2026	2025
Revenues
Product revenue, net	7	105,751	109,085	201,307	214,735
Collaboration revenue	7	560	892	4,615	1,729
Total revenues		106,311	109,977	205,922	216,464
Expenses
Cost of product revenue		(48,162)	(43,003)	(86,477)	(81,455)
Cost of collaboration revenue		—	(217)	(20)	(412)
Research and development		(61,766)	(50,614)	(127,357)	(111,343)
Selling, general, and administrative		(72,872)	(71,038)	(137,942)	(134,460)
Loss from operations		(76,489)	(54,895)	(145,874)	(111,206)
Interest income		5,879	8,843	12,326	17,449
Interest expenses		(1,587)	(1,262)	(3,224)	(2,449)
Foreign currency gains		15,065	2,837	29,902	3,488
Other income, net		5,285	3,750	5,447	3,553
Loss before income tax		(51,847)	(40,727)	(101,423)	(89,165)
Income tax benefit (expense)	8	1,022	—	(418)	—
Net loss		(50,825)	(40,727)	(101,841)	(89,165)
Loss per share - basic and diluted	9	(0.05)	(0.04)	(0.09)	(0.08)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		1,116,973,380	1,091,933,150	1,112,208,460	1,086,413,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands of $)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	(50,825)	(40,727)	(101,841)	(89,165)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(14,891)	(2,955)	(29,483)	(4,167)
Comprehensive loss	(65,716)	(43,682)	(131,324)	(93,332)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of $, except for number of shares)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2025	1,113,822,550	7	3,343,469	(2,628,620)	29,697	(7,433,210)	(29,053)	715,500
Issuance of ordinary shares upon vesting of restricted shares	371,630	0	0	—	—	—	—	—
Exercise of share options	4,641,010	0	833	—	—	—	—	833
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,169,360)	(2,268)	(2,268)
Share-based compensation	—	—	13,524	—	—	—	—	13,524
Net loss	—	—	—	(51,016)	—	—	—	(51,016)
Foreign currency translation	—	—	—	—	(14,592)	—	—	(14,592)
Balance at March 31, 2026	1,118,835,190	7	3,357,826	(2,679,636)	15,105	(8,602,570)	(31,321)	661,981
Issuance of ordinary shares upon vesting of restricted shares	8,585,230	0	0	—	—	—	—	—
Exercise of share options	4,801,890	0	1,031	—	—	—	—	1,031
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,174,350)	(2,200)	(2,200)
Share-based compensation	—	—	11,941	—	—	—	—	11,941
Net loss	—	—	—	(50,825)	—	—	—	(50,825)
Foreign currency translation	—	—		—	(14,891)	—	—	(14,891)
Balance at June 30, 2026	1,132,222,310	7	3,370,798	(2,730,461)	214	(9,776,920)	(33,521)	607,037

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2024	1,082,614,740	7	3,264,295	(2,453,083)	50,515	(4,912,200)	(20,836)	840,898
Issuance of ordinary shares upon vesting of restricted shares	137,540	0	0	—	—	—	—	—
Exercise of share options	6,324,120	0	3,733	—	—	—	—	3,733
Issuance cost of the follow-on public offering	—	—	(28)	—	—	—	—	(28)
Share-based compensation	—	—	15,800	—	—	—	—	15,800
Net loss	—	—	—	(48,438)	—	—	—	(48,438)
Foreign currency translation	—	—	—	—	(1,212)	—	—	(1,212)
Balance at March 31, 2025	1,089,076,400	7	3,283,800	(2,501,521)	49,303	(4,912,200)	(20,836)	810,753
Issuance of ordinary shares upon vesting of restricted shares	9,698,120	0	0	—	—	—	—	—
Exercise of share options	5,258,390	0	7,718	—	—	—	—	7,718
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(7,820)	(27)	(27)
Share-based compensation	—	—	16,973	—	—	—	—	16,973
Net loss	—	—	—	(40,727)	—	—	—	(40,727)
Foreign currency translation	—	—		—	(2,955)	—	—	(2,955)
Balance at June 30, 2025	1,104,032,910	7	3,308,491	(2,542,248)	46,348	(4,920,020)	(20,863)	791,735
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of $)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	(101,841)	(89,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	(11)	1
Inventory write-down	6,082	294
Depreciation and amortization expenses	8,117	7,193
Amortization of deferred income	(2,861)	(2,661)
Share-based compensation	25,465	32,773
Loss from fair value changes of equity investment with readily determinable fair value	—	1,912
Losses on disposal of property and equipment	33	211
Noncash lease expenses	3,479	5,377
Debt issuance costs	—	104
Foreign currency remeasurement impact	(29,902)	(3,488)
Changes in operating assets and liabilities:
Accounts receivable	39,031	(2,945)
Notes receivable	9,042	(6,611)
Inventories	(21,827)	(22,096)
Prepayments and other current assets	4,719	854
Deferred tax assets	(1,350)	—
Other non-current assets	(418)	51
Accounts payable	2,882	6,474
Other current liabilities	(16,403)	(15,948)
Operating lease liabilities	(2,144)	(5,418)
Deferred income	2,364	365
Other non-current liabilities	225	—
Net cash used in operating activities	(75,318)	(92,723)
Cash flows from investing activities
Proceeds from maturity of short-term investment	—	330,000
Proceeds from the sale of equity investment	—	1,203
Purchases of property and equipment	(2,504)	(4,419)
Proceeds from the sale of property and equipment	45	48
Acquisition of intangible assets	(21,246)	(3,621)
Net cash (used in) provided by investing activities	(23,705)	323,211
Cash flows from financing activities
Proceeds from short-term debt	156,890	124,349
Repayment of short-term bank borrowings	(129,919)	(82,818)
Payments of debt issuance costs	—	(104)
Proceeds from exercises of stock options	1,779	11,444
Payments of public offering costs	—	(854)
Employee taxes paid related to net share settlement of equity awards	(4,472)	(27)
Net cash provided by financing activities	24,278	51,990
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2,696	125
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,049)	282,603
Cash, cash equivalents and restricted cash - beginning of period	780,689	550,781
Cash, cash equivalents and restricted cash - end of period	708,640	833,384
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	402	2,498
Payables for acquisition of intangible assets	11,353	2,419
Payables for public offering costs	168	168
Receivables for stock option exercise under equity incentive plans	85	77
Supplemental disclosure of cash flow information
Cash paid for interest	2,864	2,301
Cash paid for income tax	995	—
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
(d) Fair Value Measurements
Financial instruments of the Company primarily include cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, non-current restricted cash, accounts payable, short-term debt, and other current liabilities. As of June 30, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, prepayments and

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements other current assets, accounts payable, short-term debt, and other current liabilities approximated their fair value due to the short-term maturity of these instruments, and the carrying value of notes receivable and non-current restricted cash approximated their fair value based on the assessment of the ability to recover these amounts.
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
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents ($ in thousands):

	June 30, 2026	December 31, 2025
Cash	606,287	678,358
Cash equivalents (i)	1,235	1,215
	607,522	679,573
Denominated in:
US$	582,184	651,196
Renminbi (“RMB”) (ii)	21,032	25,358
Hong Kong dollar (“HK$”)	3,573	2,020
Australian dollar (“A$”)	545	538
Taiwan dollar (“TW$”)	188	461
	607,522	679,573
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
4. Inventories, Net
The following table presents the Company’s inventories, net ($ in thousands):

	June 30, 2026	December 31, 2025
Finished goods	58,460	45,848
Raw materials	27,117	23,106
Work in progress	5,313	5,791
Inventories, net	90,890	74,745
The Company writes down inventory for any excess or obsolete inventory or when the Company believes that the net realizable value of inventory is less than the carrying value. The Company recorded write-downs in inventory, which were included in cost of product revenue, of $5.9 million and $6.1 million in the three and six months ended June 30, 2026, respectively, and $0.3 million in both the three and six months ended June 30, 2025, respectively. The inventory write-down in the three and six months ended June 30, 2026 was mainly related to VYVGART Hytrulo.
5. Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net ($ in thousands):

	June 30, 2026	December 31, 2025
Office equipment	1,217	1,201
Electronic equipment	12,441	10,964
Vehicle	206	200
Laboratory equipment	20,392	20,040
Manufacturing equipment	18,562	17,948
Leasehold improvements	14,441	14,049
Building	25,383	24,596
Construction in progress	952	554
	93,594	89,552
Less: accumulated depreciation	(47,163)	(42,163)
Property and equipment, net	46,431	47,389
Depreciation expense was $2.4 million and $4.7 million in the three and six months ended June 30, 2026, respectively, and $2.3 million and $4.3 million in the three and six months ended June 30, 2025, respectively.
6. Intangible Assets, Net
The following table presents the components of the Company’s intangible assets, net ($ in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Commercial products (i)	96,523	(11,511)	85,012	83,203	(8,056)	75,147
Software	4,576	(3,814)	762	4,461	(3,464)	997
Total	101,099	(15,325)	85,774	87,664	(11,520)	76,144

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
(i) The increase in the net carrying value is primarily driven by $10.0 million of regulatory milestone fees for Tisotumab Vedotin (see Note 14).
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
Amortization expense was $1.8 million and $3.4 million in the three and six months ended June 30, 2026, respectively, and $1.5 million and $2.9 million in the three and six months ended June 30, 2025, respectively. The weighted-average remaining amortization period for intangible assets for commercial products and software was 8.7 years and 2.0 years, respectively.
7. Revenues
Product Revenue, Net
The Company’s product revenue is derived from the sales of its commercial products in Greater China. The table below presents the Company’s gross and net product revenue ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue - gross	113,675	116,530	215,929	228,863
Less: Rebates and sales returns	(7,924)	(7,445)	(14,622)	(14,128)
Product revenue - net	105,751	109,085	201,307	214,735
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of product revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.
The following table presents the Company’s net revenue by commercial program ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ZEJULA	32,079	41,042	62,046	90,571
VYVGART / VYVGART Hytrulo	23,866	26,497	41,417	44,602
NUZYRA	17,097	14,292	33,359	29,410
OPTUNE	12,202	12,355	24,272	23,718
QINLOCK	9,590	8,536	18,575	17,045
XACDURO	7,957	4,622	16,529	5,739
AUGTYRO	2,213	1,399	4,005	3,025
KarXT	552	—	552	—
Other (i)	195	342	552	625
Product revenue - net	105,751	109,085	201,307	214,735
(i)Other includes product candidates sold in patient programs prior to commercialization.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
Collaboration Revenue
Collaboration revenue was $0.6 million and $4.6 million in the three and six months ended June 30, 2026 and $0.9 million and $1.7 million in the three and six months ended June 30, 2025, respectively, and mainly related to a regional license and collaboration arrangement and promotional activities in mainland China.
8. Income Tax
Income tax benefit was $1.0 million in the three months ended June 30, 2026 primarily due to the deferred tax assets recognized related to the inventory provision as of June 30, 2026. Income tax expense was $0.4 million in the six months ended June 30, 2026 attributable to taxable income in certain Chinese entities. Income tax expense was nil in both the three and six months ended June 30, 2025 as the Company’s subsidiaries were in cumulative loss positions.
9. Loss Per Share
The following table presents the computation of the basic and diluted net loss per share ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	(50,825)	(40,727)	(101,841)	(89,165)
Denominator:
Weighted-average number of ordinary shares - basic and diluted	1,116,973,380	1,091,933,150	1,112,208,460	1,086,413,130
Net loss per share - basic and diluted	(0.05)	(0.04)	(0.09)	(0.08)
As a result of the Company’s net loss in the three and six months ended June 30, 2026 and 2025, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	June 30,
	2026	2025
Share options	75,656,090	92,521,370
Non-vested restricted shares	23,976,330	26,743,120

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
10. Borrowings
The Company has debt arrangements with the Bank of China, SPD Bank, CMB, BOCOM, Ningbo Bank, and CIB to support its working capital needs in mainland China. The following table presents the Company’s short-term debt and weighted-average interest rate per annum ($ in thousands):

	June 30, 2026		December 31, 2025
Bank of China Working Capital Loans	2.19%	62,400	2.36%	69,427
SPD Bank Working Capital Loans	2.43%	22,024	2.80%	28,454
China Merchants Bank Working Capital Loans	2.64%	58,730	2.65%	42,683
Bank of Communications Working Capital Loans	2.50%	44,047	2.75%	42,682
Ningbo Bank Discounted Bills	1.60%	6,856	1.60%	7,057
Industrial Bank Working Capital Loans	2.47%	44,047	2.60%	14,227
Total short-term debt	2.41%	238,104	2.55%	204,530
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
Bank of Communications Working Capital Loan Facility
In January 2025, the Company entered into a guarantee contract with Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch (“BOCOM”) pursuant to which the Company will guarantee working capital loans from BOCOM to Zai Lab Shanghai, and Zai Lab Shanghai entered into a working capital loan contract with BOCOM with respect to a revolving credit facility of up to RMB300.0 million (approximately $41.1 million). The credit facility expired in September 2025. In February 2026, the Company entered into a new revolving credit facility with BOCOM that will expire in February 2029, which replaced its previous RMB300.0 million (approximately $41.1 million) credit facility. The Company

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements entered into a new guarantee contract with BOCOM pursuant to which the Company will provide a maximum-amount guarantee of RMB330.0 million (approximately $47.9 million) for working capital loans of up to RMB300.0 million (approximately $43.6 million) from BOCOM to Zai Lab Shanghai, and Zai Lab Shanghai entered into a working capital loan contract with BOCOM with respect to the RMB300.0 million facility. Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
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
11. Other Current Liabilities
The following table presents the Company’s other current liabilities ($ in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll	23,762	28,485
Accrued professional service fees	4,330	2,948
Payables for purchase of property and equipment	402	486
Accrued rebate to distributors	13,432	19,388
Tax payables	4,017	5,303
Other (i)	2,820	7,074
Total	48,763	63,684
(i)Other primarily includes accrued travel, business-related expenses, and advance payments from partners.
12. Related Party Transactions
In January 2025, the Company entered into a license agreement with Zenas BioPharma (HK) Limited, a subsidiary of Zenas BioPharma, Inc. (“Zenas”), pursuant to which the Company obtained a license under certain patents and know-how of Zenas to develop and commercialize products containing a differentiated humanized monoclonal antibody targeting IGF-1R as an active ingredient in Greater China. One of the members of the Company’s Board of Directors, Mr. Moulder, is also the Chairman of the Board of Directors and Chief Executive Officer of Zenas. The Company recorded a $10.0 million upfront fee into research and development expenses in the first quarter of 2025. As of June 30, 2026, the Company

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements may be required to pay an additional aggregate amount of up to $117.0 million in development and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high-single digits to mid-teens on annual net sales of the licensed products in the licensed territories.
13. Share-Based Compensation
During the six months ended June 30, 2026, the Company granted share options to purchase up to 11,409,690 ordinary shares and restricted shares representing 11,691,310 ordinary shares under its equity incentive plans. The share options granted have a contractual term of ten years. Share options granted since April 2023 generally vest ratably over a four-year period, and share options granted prior to April 2023 generally vest ratably over a five-year period, with 25% or 20% of the awards vesting on each anniversary of the grant date, respectively, subject to continued employment/service with the Company on the vesting date. The restricted shares granted generally vest ratably over a specified period on the anniversary of the grant date, subject to continued employment/service with the Company on the vesting date. For a description of the Company’s equity incentive plans and more details on the terms of the share-based awards, see Note 15 in the 2025 Annual Report.
During the six months ended June 30, 2026, the Company also granted cash-settled performance-based restricted shares representing 1,169,170 ordinary shares under its equity incentive plans. These awards will vest on the third anniversary of the grant date and will be settled in cash based on value of the Company’s ordinary shares on the vesting date. These awards are accounted for as liability awards and their fair value is measured at the end of each reporting period. The related liability of $0.2 million is recorded in other non‑current liabilities in the unaudited condensed consolidated balance sheet as of June 30, 2026, and the related compensation expense of $0.2 million was recorded in stock‑based compensation in the unaudited condensed consolidated statements of operations in both the three and six months ended June 30, 2026.
The following table presents the share-based compensation expense that has been reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	7,669	11,244	18,070	21,470
Research and development	4,457	5,729	7,620	11,303
Total	12,126	16,973	25,690	32,773
14. License and Collaboration Agreements
The Company has entered into various license and collaboration agreements with third parties to develop and commercialize product candidates.
Significant License and Collaboration Arrangements
For a description of the material terms of the Company’s significant license and collaboration agreements, see Note 16 in the 2025 Annual Report. In the six months ended June 30, 2026, the Company did not enter into any new significant license or collaboration agreements. The following includes a description of milestone fees incurred in the six months ended June 30, 2026 under the Company’s significant license and collaboration agreements.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
License and Collaboration Agreement with MediLink Therapeutics (DLL3-Targeting ADC)
Under the terms of the Company’s license and collaboration agreement with MediLink, the Company recorded an $8.0 million development milestone fee into research and development expenses in the first quarter of 2026. As of June 30, 2026, the Company may be required to pay an additional aggregate amount of up to $584.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high single digits to low-teens on annual net sales of the licensed products in the licensed territory.
Collaboration and License Agreement with Pfizer (Tisotumab Vedotin)
Under the terms of the Company’s license and collaboration agreement with Seagen (a company later acquired by Pfizer), the Company recorded a regulatory milestone fee of $10.0 million as an intangible asset in the second quarter of 2026. As of June 30, 2026, the Company may be required to pay an additional aggregate amount of up to $248.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from mid-teens to low-twenties on annual net sales of the licensed products in the licensed territory.
Other License and Collaboration Arrangements That Are Not Individually Significant
The Company recorded upfront and milestone fees of $29.0 million into research and development expenses in the six months ended June 30, 2026 for license and collaboration agreements that are not individually significant, including $25.0 million in license fees for a pre-clinical program that the Company subsequently decided to terminate.
15. Restricted Net Assets
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
No appropriation to statutory reserves was made in the three and six months ended June 30, 2026 and 2025 because the Chinese subsidiaries had substantial losses during such periods. The Company did not receive any distributions from its Chinese subsidiaries; such distributions were not permitted under Chinese laws and regulations due to the reserve requirements discussed above. As of both June 30, 2026 and December 31, 2025, amounts restricted included the paid-in capital of the Company’s subsidiaries in mainland China and were $516.0 million.
16. Commitments and Contingencies
(a) Purchase Commitments
As of June 30, 2026, the Company’s commitments were $1.8 million and related to commercial manufacturing development activities and capital expenditures that are contracted but not yet reflected in the unaudited condensed consolidated financial statements. These commitments were expected to be incurred within one year from June 30, 2026.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
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
17. Segment Information
The Company operates as a single operating segment that is engaged in discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. A global research and development organization and a supply chain organization discover, develop, manufacture, and supply the Company’s products. A global commercial organization markets, distributes, and sells the products. The business is also supported by global corporate staff functions. The Company’s Chief Operating Decision Maker (the “CODM”) is the Chief Executive Officer, who assesses performance and allocates resources based on significant expenses and net income on a consolidated basis. The significant expenses that are regularly provided to the CODM include those amounts that are also reported on the consolidated statement of operations as well as below additional disaggregated measures. The CODM also reviews cash position (which includes cash and cash equivalents, current restricted cash, and short-term investments that are reported on the consolidated balance sheets) when making operating decisions. In accordance with ASC 280, the Company has only one reportable segment.
The following tables present disaggregated expenses that are regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personnel compensation and related costs	22,713	22,447	41,183	46,527
Licensing fees	15,000	—	37,000	19,997
CROs/CMOs/Investigators expenses	18,259	19,935	37,800	29,765
Other costs	5,794	8,232	11,374	15,054
Total research and development expenses	61,766	50,614	127,357	111,343

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Clinical programs	14,792	16,967	45,881	45,059
Pre-Clinical programs	19,609	5,069	31,325	8,383
Unallocated research and development expenses	27,365	28,578	50,151	57,901
Total research and development expenses	61,766	50,614	127,357	111,343

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personnel compensation and related costs	44,707	42,679	85,767	83,322
Other costs	28,165	28,359	52,175	51,138
Total selling, general, and administrative expenses	72,872	71,038	137,942	134,460

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling and marketing expenses	51,556	46,764	94,994	88,703
General and administrative expenses	21,316	24,274	42,948	45,757
Total selling, general, and administrative expenses	72,872	71,038	137,942	134,460

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our 2025 Annual Report and our unaudited condensed consolidated financial statements and the accompanying notes for the three and six months ended June 30, 2026 included in Item 1. Financial Statements.
Overview
We are a patient-focused, innovative, commercial-stage, global biopharmaceutical company with a substantial presence in both Greater China and the United States. We are focused on discovering, developing, and commercializing products that address medical conditions with significant unmet needs in the areas of oncology, immunology, neuroscience, and infectious disease. We intend to leverage our competencies and resources to positively impact human health. We currently have eight commercial programs – ZEJULA, VYVGART / VYVGART Hytrulo, NUZYRA, OPTUNE, QINLOCK, XACDURO, AUGTYRO, and KarXT – with products that have received marketing approval and that we have commercially launched in China. We also have multiple programs in late-stage product development and a number of ongoing pivotal trials across our portfolio.
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
Recent Developments
Commercial Products
Net product revenue was $105.8 million for the second quarter of 2026, a decrease of 3% compared to the prior year period, primarily driven by decreased revenue for ZEJULA, due to a shift in hospital utilization patterns following volume-based procurement for generic olaparib, and VYVGART, primarily due to a pricing adjustment related to NRDL renewal. These decreases were partially offset by increased sales for XACDURO, driven by strong patient demand and expanding hospital adoption but partially constrained by supply limitations, and increased sales for NUZYRA, supported by increased market coverage and penetration.
In June 2026, we launched KarXT in mainland China for the treatment of schizophrenia in adults. KarXT is the first schizophrenia therapy with a novel mechanism of action approved in over 70 years, offering a new approach to treating schizophrenia through selective activation of M1 and M4 muscarinic receptors. We are preparing to seek inclusion of KarXT in China’s NRDL in 2027.

Product Candidates
We continued to advance our product candidates through our research and development activities, including the following developments with respect to our clinical trials and regulatory approvals:
Oncology
•Zocilurtatug Pelitecan (Zoci, DLL3-Targeting ADC) (formerly ZL-1310): In April 2026, we presented compelling clinical data at the American Association for Cancer Research (“AACR”) Annual Meeting 2026 demonstrating that zoci delivers rapid and robust intracranial responses in patients with previously treated ES-SCLC and brain metastases as measured by blinded independent assessment using mRANO-BM criteria, as well as promising data in patients with extrapulmonary NECs.
◦SCLC with Brain Metastases: Zoci showed a 53.7% confirmed intracranial objective response rate with 62.5% (10/16) at the 1.6 mg/kg dose, including complete responses. Notably, responses were observed in patients without prior brain radiotherapy (9/15, 60%), highlighting the net drug effect on the intracranial lesions. Zoci was well tolerated, with Grade ≥3 treatment-related adverse events (“TRAEs”) in 19.9% (27/136) of the overall population and in 16.4% (9/55) of patients who received 1.6 mg/kg.
◦Extrapulmonary NECs: Encouraging activity was observed with a 38.2% confirmed objective response rate across extrapulmonary NECs of different primary origins. The safety profile in extrapulmonary NECs was consistent with that previously observed in SCLC with Grade ≥3 TRAEs in 15.2% of patients in Phase 1b. We are actively engaging with health authorities on a registrational plan for extrapulmonary NECs.
Combination Collaborations: In April 2026, we announced a global clinical trial collaboration with Amgen to evaluate zoci in combination with Amgen’s IMDELLTRA® (tarlatamab-dlle), a DLL3/CD3 bispecific T-cell engager, for ES-SCLC and a clinical collaboration with Boehringer Ingelheim to evaluate zoci in combination with obrixtamig, a DLL3/CD3 bispecific T-cell engager, for SCLC and other NECs. In April 2026, Amgen initiated enrollment in the global Phase 1b study (DeLLphi-313) evaluating zoci in combination with tarlatamab with or without anti-PD-L1 in patients with SCLC.
Regulatory Designations: In May 2026, we received Fast Track Designation from the FDA for zoci for the treatment of patients with extrapulmonary NECs. This is the second FDA Fast Track Designation for zoci. In June 2026, we received Orphan Drug Designation (ODD) from the EMA for zoci for the treatment of patients with pulmonary NECs, and in July 2026, we received ODD from the FDA for zoci for the treatment of NECs.
•TIVDAK (tisotumab vedotin): In June 2026, China’s NMPA approved the BLA for TIVDAK for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. TIVDAK is the first ADC approved in China for this indication. TIVDAK demonstrated a statistically significant overall survival benefit in the global Phase 3 innovaTV 301 clinical trial, including in the trial’s China subpopulation.
Immunology, Neuroscience, and Infectious Disease
•ZL-1503 (IL-13/IL-31Rα): In April 2026, we announced new data from a preclinical study of ZL-1503, demonstrating that our internally developed long-acting IL-13/IL-31Rα bispecific antibody may lead to sustained suppression of intense pruritus (itch) and inflammation caused by atopic diseases. The findings reinforce the potential of ZL-1503 to be a first-in-class treatment option for moderate-to-severe atopic dermatitis and other IL-13 and IL-31-driven diseases. A global Phase 1/1b study is ongoing, and we expect to report the first-in-human data from the global Phase 1 portion in the second half of 2026.
•Efgartigimod (FcRn): In May 2026, the FDA approved the supplemental BLA submitted by our partner argenx for VYVGART and VYVGART Hytrulo, expanding the label to include all serotypes of adult patients living with gMG — anti-AChR-Ab positive, anti-MuSK-Ab positive, anti-LRP4-Ab positive, and triple seronegative. The approval is based on data from the Phase 3 ADAPT SERON study. We participated in the ADAPT SERON study in Greater China.
•Povetacicept (Pove, Anti-APRIL/BAFF): In June 2026, our partner Vertex announced that the FDA accepted its BLA submission for pove for accelerated approval in adults with IgAN, with a PDUFA target action date of November 30, 2026. We participated in the global Phase 3 RAINIER study in Greater China.
•Elegrobart (Anti-IGF-1R, SC): Viridian Therapeutics announced positive topline data from REVEAL-2, elegrobart’s pivotal Phase 3 clinical trial for chronic TED, in May 2026. Elegrobart was generally well tolerated, and the trial met its primary endpoint with a highly statistically significant treatment effect. Both elegrobart Q4W and Q8W treatment arms achieved statistically significant and clinically meaningful 50% and 54% proptosis responder rates, respectively, versus 15% placebo at week 24. The Q4W treatment arm additionally provided meaningful diplopia benefit to patients with chronic TED. We have an exclusive license from Zenas BioPharma to develop and commercialize elegrobart in Greater China and are currently conducting a Phase 3 bridging study in the region.
Organizational Updates
During the second quarter, we continued to strengthen our business through key additions to our global leadership team. For example, in April 2026, we appointed Yizhe Wang, Ph.D., as Operating Partner, to strengthen our commercial capabilities and execution. Dr. Wang brings extensive experience in global oncology and immunology commercial operations, having led commercial teams across China, the U.S., and the U.K. at GSK and Eli Lilly.
In May 2026, Josh Smiley, President and Chief Operating Officer, departed the Company.
Factors Affecting Our Results of Operations
Our Commercial Products
We generate product revenue through the sale of our commercial products in Greater China, net of any related sales returns and rebates to distributors. Our cost of product revenue mainly consists of the costs of manufacturing ZEJULA and NUZYRA; costs of purchasing VYVGART / VYVGART Hytrulo, OPTUNE, QINLOCK, XACDURO, AUGTYRO, and KarXT from our collaboration partners; any royalty fees incurred as a result of sales of our commercial products under our license and collaboration agreements; and amortization of capitalized post-approval milestone fees incurred under our license and collaboration agreements. We expect to continue to focus on increasing patient access to our existing commercial products, such as through NRDL listing or increased supplemental insurance coverage in the private-pay market, and to launch additional commercial products, if and when we obtain required regulatory approvals.
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
License and Collaboration Arrangements
Our results of operations have been, and will continue to be, affected by our license and collaboration agreements. In accordance with these agreements, we may be required to make upfront payments and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. As of June 30, 2026, we may in the future be required to pay development and regulatory milestone payments of up to an additional aggregate amount of $197.0 million for our current clinical programs and $863.0 million for other programs. Such development and regulatory milestone payments are contingent on the progress of our product candidates prior to commercialization, and we see these payments as favorable because they indicate that product candidates are advancing. As of June 30, 2026, we also in the future may be required to pay sales-based milestone payments of up to an additional aggregate amount of $3,078.0 million as well as certain royalties at tiered percentage rates on annual net sales. Such sales-based milestone and royalty payments are contingent on the performance of our commercial products, and we see these payments as favorable because they signify that a product is achieving higher sales levels.

Results of Operations
In this section, we discuss our results of operations for the three and six months ended June 30, 2026 compared to the same periods in 2025.
The following table presents our results of operations ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues
Product revenue, net	105,751	109,085	(3,334)	(3)%	201,307	214,735	(13,428)	(6)%
Collaboration revenue	560	892	(332)	(37)%	4,615	1,729	2,886	167%
Total revenues	106,311	109,977	(3,666)	(3)%	205,922	216,464	(10,542)	(5)%
Expenses
Cost of product revenue	(48,162)	(43,003)	(5,159)	12%	(86,477)	(81,455)	(5,022)	6%
Cost of collaboration revenue	—	(217)	217	(100)%	(20)	(412)	392	(95)%
Research and development	(61,766)	(50,614)	(11,152)	22%	(127,357)	(111,343)	(16,014)	14%
Selling, general, and administrative	(72,872)	(71,038)	(1,834)	3%	(137,942)	(134,460)	(3,482)	3%
Loss from operations	(76,489)	(54,895)	(21,594)	39%	(145,874)	(111,206)	(34,668)	31%
Interest income	5,879	8,843	(2,964)	(34)%	12,326	17,449	(5,123)	(29)%
Interest expenses	(1,587)	(1,262)	(325)	26%	(3,224)	(2,449)	(775)	32%
Foreign currency gains	15,065	2,837	12,228	431%	29,902	3,488	26,414	757%
Other income, net	5,285	3,750	1,535	41%	5,447	3,553	1,894	53%
Loss before income tax	(51,847)	(40,727)	(11,120)	27%	(101,423)	(89,165)	(12,258)	14%
Income tax benefit (expense)	1,022	—	1,022	—%	(418)	—	(418)	—%
Net loss	(50,825)	(40,727)	(10,098)	25%	(101,841)	(89,165)	(12,676)	14%
Revenues
Product Revenue, Net
The following table presents net revenue by commercial program ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
ZEJULA	32,079	41,042	(8,963)	(22)%	62,046	90,571	(28,525)	(31)%
VYVGART / VYVGART Hytrulo	23,866	26,497	(2,631)	(10)%	41,417	44,602	(3,185)	(7)%
NUZYRA	17,097	14,292	2,805	20%	33,359	29,410	3,949	13%
OPTUNE	12,202	12,355	(153)	(1)%	24,272	23,718	554	2%
QINLOCK	9,590	8,536	1,054	12%	18,575	17,045	1,530	9%
XACDURO	7,957	4,622	3,335	72%	16,529	5,739	10,790	188%
AUGTYRO	2,213	1,399	814	58%	4,005	3,025	980	32%
KarXT	552	—	552	NM	552	—	552	NM
Other (i)	195	342	(147)	(43)%	552	625	(73)	(12)%
Total product revenue, net	105,751	109,085	(3,334)	(3)%	201,307	214,735	(13,428)	(6)%
NM - Not Meaningful
(i)Other includes product candidates sold in patient programs prior to commercialization.
Our product revenue is primarily derived from the sales of our commercial products in mainland China, net of sales returns and rebates to distributors with respect to the sales of these products.

Our net product revenue decreased by $3.3 million and $13.4 million in the three and six months ended June 30, 2026, respectively, primarily driven by decreased revenue for ZEJULA, due to a shift in hospital utilization patterns following volume-based procurement for generic olaparib, and VYVGART, primarily due to a pricing adjustment related to NRDL renewal. These decreases were partially offset by increased sales for XACDURO, driven by strong patient demand and expanding hospital adoption but partially constrained by supply limitations, and increased sales for NUZYRA, supported by increased market coverage and penetration.
Cost of Product Revenue
Cost of product revenue increased by $5.2 million and $5.0 million in the three and six months ended June 30, 2026, primarily due to a shift in product mix and the inventory write-down in the second quarter in 2026.
Collaboration Revenue and Cost of Collaboration Revenue
In the three and six months ended June 30, 2026, collaboration revenue increased by $0.3 million and $2.9 million, respectively, mainly related to a regional license and collaboration arrangement. Cost of collaboration revenue was insignificant in the three and six months ended June 30, 2026.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Personnel compensation and related costs	22,713	22,447	266	1%	41,183	46,527	(5,344)	(11)%
Licensing fees	15,000	—	15,000	NM	37,000	19,997	17,003	85%
CROs/CMOs/Investigators expenses	18,259	19,935	(1,676)	(8)%	37,800	29,765	8,035	27%
Other costs	5,794	8,232	(2,438)	(30)%	11,374	15,054	(3,680)	(24)%
Total	61,766	50,614	11,152	22%	127,357	111,343	16,014	14%
NM - Not Meaningful
Research and development expenses increased by $11.2 million in the three months ended June 30, 2026, primarily due to:
•an increase of $15.0 million in licensing fees in connection with increased milestone fees for our license and collaboration agreements; partially offset by
•a decrease of $4.1 million in CROs/CMOs/Investigators expenses and other clinical and pre-clinical costs.
Research and development expenses increased by $16.0 million in the six months ended June 30, 2026, primarily due to:
•an increase of $17.0 million in licensing fees in connection with increased upfront and milestone fees for our license and collaboration agreements;
•an increase of $4.4 million in CROs/CMOs/Investigators expenses and other clinical and pre-clinical costs; partially offset by
•a decrease of $5.3 million in personnel compensation and related costs primarily driven by our resource prioritization and efficiency efforts.

The following table presents our research and development expenses by program ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Clinical programs	14,792	16,967	(2,175)	(13)%	45,881	45,059	822	2%
Pre-Clinical programs	19,609	5,069	14,540	287%	31,325	8,383	22,942	274%
Unallocated research and development expenses	27,365	28,578	(1,213)	(4)%	50,151	57,901	(7,750)	(13)%
Total	61,766	50,614	11,152	22%	127,357	111,343	16,014	14%
In the three months ended June 30, 2026, research and development expenses attributable to clinical programs decreased by $2.2 million, primarily driven by a decrease in trial costs based on the progress of our studies. Research and development expenses attributable to pre-clinical programs increased by $14.5 million, primarily driven by an increase in licensing fees for our license and collaboration agreements.
In the six months ended June 30, 2026, research and development expenses attributable to pre-clinical programs increased by $22.9 million, primarily driven by an increase in licensing fees for our license and collaboration agreements.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General, and Administrative Expenses
The following table presents our selling, general, and administrative expenses by category ($ in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Personnel compensation and related costs	44,707	42,679	2,028	5%	85,767	83,322	2,445	3%
Other costs	28,165	28,359	(194)	(1)%	52,175	51,138	1,037	2%
Total	72,872	71,038	1,834	3%	137,942	134,460	3,482	3%
Selling, general, and administrative expenses remained relatively flat in the three and six months ended June 30, 2026, compared to the prior year periods, reflecting continued efforts to streamline the organization, optimize resource allocation, and enhance operating efficiency as the company advances its next phase of growth.
Interest Income
Interest income decreased by $3.0 million and $5.1 million in the three and six months ended June 30, 2026, respectively, primarily due to decreased interest rates.
Interest Expense
Interest expense increased by $0.3 million and $0.8 million in the three and six months ended June 30, 2026, respectively, primarily due to higher levels of short-term debt.
Foreign Currency Gains
Foreign currency gains increased by $12.2 million and $26.4 million in the three and six months ended June 30, 2026, respectively, primarily due to appreciation of the RMB against the U.S. dollar.

Other Income, Net
Other income, net increased by $1.5 million and $1.9 million in the three and six months ended June 30, 2026, respectively, primarily due to higher government grants.
Income Tax Expense
Income tax benefit was $1.0 million in the three months ended June 30, 2026 primarily due to the deferred tax assets recognized related to the inventory provision as of June 30, 2026. Income tax expense was $0.4 million in the six months ended June 30, 2026 attributable to taxable income in certain Chinese entities. Income tax expense was nil in both the three and six months ended June 30, 2025 as the Company’s subsidiaries were in cumulative loss positions.
Net Loss
Net loss was $50.8 million in the three months ended June 30, 2026, or a loss per ordinary share attributable to shareholders of $0.05 (or loss per ADS of $0.46), compared to a net loss of $40.7 million in the three months ended June 30, 2025, or a loss per ordinary share of $0.04 (or loss per ADS of $0.37).
Net loss was $101.8 million in the six months ended June 30, 2026, or a loss per ordinary share attributable to shareholders of $0.09 (or loss per ADS of $0.92), compared to a net loss of $89.2 million in the six months ended June 30, 2025, or a loss per ordinary share of $0.08 (or loss per ADS of $0.82).
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
Share-Based Compensation
We grant share-based awards, including share options and restricted shares, to eligible employees and directors. Such share-based awards are measured at grant date fair value.
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
Liquidity and Capital Resources
To date, we have financed our activities primarily through private placements and public offerings, including our September 2017 initial public offering and various follow-on offerings on Nasdaq and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. We have raised approximately $164.6 million in private equity financing and approximately $2,677.8 million in net proceeds from public offerings after deducting underwriting commissions and the offering expenses payable by us. Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $75.3 million and $92.7 million in the six months ended June 30, 2026 and 2025, respectively. For information on our research and development activities and related expenditures, see the Research and Development Expenses, Selling, General, and Administrative Expenses, License and Collaboration Arrangements, and Results of Operations sections above. In addition, as of June 30, 2026, we had commitments of $1.8 million related to commercial manufacturing development activities and capital expenditures.
We have also identified opportunities to access capital through debt arrangements on favorable commercial terms. As of June 30, 2026, we had such debt arrangements with Chinese financial institutions that allow certain of our subsidiaries to borrow up to approximately $320.0 million (or RMB2,271.7 million) to support our working capital needs in mainland China. As of June 30, 2026, we had short-term debt outstanding of $238.1 million (or RMB1,479.5 million) pursuant to these debt arrangements. These debt arrangements provide us with additional capital capacity that will give us enhanced flexibility to execute our corporate strategic goals. For more information, see Note 10.
As of June 30, 2026, we had cash and cash equivalents, current restricted cash, and short-term investments of $717.5 million, which we expect will enable us to meet our cash requirements including the funding of operating expenses, capital expenditures, and debt obligations for at least the next 12 months.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may, from time to time, utilize debt arrangements on favorable commercial terms, subject to lenders’ assessment of our financial position including our cash balances, or consider additional funding sources to bring to fruition our strategic objectives. There can be no assurances that such funding will be made available to us on acceptable terms or at all.
The following table presents information regarding our cash flows ($ in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$
Net cash used in operating activities	(75,318)	(92,723)	17,405
Net cash (used in) provided by investing activities	(23,705)	323,211	(346,916)
Net cash provided by financing activities	24,278	51,990	(27,712)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2,696	125	2,571
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,049)	282,603	(354,652)
Net Cash Used in Operating Activities
Net cash used in operating activities decreased by $17.4 million in the six months ended June 30, 2026, primarily due to an increase of $61.4 million in net changes in operating assets and liabilities, partially offset by a decrease of $31.3 million in other adjustments to reconcile net loss to net cash used in operating activities and an increase of $12.7 million in net loss.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $23.7 million in the six months ended June 30, 2026, compared to net cash provided by investing activities of $323.2 million in the six months ended June 30, 2025, primarily due to a decrease of $330.0 million in proceeds from the maturity of short-term investments, an increase of $17.6 million from acquisitions of intangible assets, and a decrease of $1.2 million in proceeds from the sale of an equity investment, partially offset by a decrease of $1.9 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $27.7 million in the six months ended June 30, 2026, primarily due to an increase of $47.1 million in repayment of short-term bank borrowings, a decrease of $9.7 million in proceeds from exercises of stock options, and an increase of $4.4 million in employee taxes paid related to net share settlement of equity awards, partially offset by an increase of $32.6 million in short-term debt proceeds.

Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II – Item 8. Financial Statements and Supplementary Data – Recent Accounting Pronouncements in our 2025 Annual Report. The Company has not adopted any new accounting standards in the three and six months ended June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk, credit risk, and interest rate risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of $21.0 million and $25.4 million, which were denominated in RMB, representing 3% and 4% of the cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively.
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
The carrying amounts of cash and cash equivalents, short-term investments, and restricted cash represent the maximum amount of losses due to credit risk. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $607.5 million and $679.6 million, respectively, restricted cash of $101.1 million, and short-term investments of $10.0 million. As of June 30, 2026 and December 31, 2025, all of our cash and cash equivalents, restricted cash, and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product revenue. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of June 30, 2026, our largest customer accounted for approximately 18% of our total accounts receivable collectively.
Certain accounts receivable balances are settled in the form of notes receivable. As of June 30, 2026, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Interest Rate Risk
We are exposed to risks related to changes in interest rates on our cash and cash equivalents, restricted cash, and short-term investments. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $607.5 million and $679.6 million, respectively, restricted cash of $101.1 million, and short-term investments of $10.0 million. Our investment portfolio, which relates to cash equivalents and short-term investments, primarily consists of time deposits. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the short‑term nature of our deposits and investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. For example, a hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on future interest income.
We are also exposed to risks related to changes in interest rates on our short-term debt, which is currently subject to a mix of fixed and floating interest rates. As of June 30, 2026 and December 31, 2025, we had short-term debt of $238.1 million and $204.5 million, respectively. A 100-basis point increase in interest rates would not materially increase our interest expense. Our interest rate exposure from short-term debt is also offset by our exposure in cash and cash equivalents, restricted cash, and short-term investments, as discussed above. For more information on our short-term debt, see Note 10.
Item 4. Controls and Procedures
Management’s Evaluation of Our Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Rules 13a-15(f)) during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents acquisitions of the Company’s ADSs to satisfy tax withholding obligations due in connection with exercise of option shares or vesting of restricted shares during the second quarter of 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2026	—	—	—	—
May 1 – 31, 2026	—	—	—	—
June 1 – 30, 2026	117,435	$18.75	—	—
Total	117,435
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the second quarter of 2026, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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

ZAI LAB LIMITED

Dated: August 6, 2026	By:	/s/ Yajing Chen
	Name:	Yajing Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)