Form 10-Q
period 2026-09-30
Zai Lab Ltd
filed 2026-11-05
CIK 1704292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, 1,124,448,350 ordinary shares of the registrant, par value $0.000006 per share, were outstanding, of which 506,386,050 ordinary shares were held in the form of American Depositary Shares.

Table of Contents
Zai Lab Limited
Quarterly Report on Form 10-Q
For the Third Quarter of 2026

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

Item 1. Financial Statements.
Zai Lab Limited
Unaudited Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars (“$”), except for number of shares and per share data)

	Notes	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	3	549,658	679,573
Restricted cash, current		100,000	100,000
Short-term investments		10,000	10,000
Accounts receivable (net of allowance for credit losses of $19 and $31 as of September 30, 2026 and December 31, 2025, respectively)		65,295	106,116
Notes receivable		10,102	12,169
Inventories, net	4	85,292	74,745
Prepayments and other current assets		44,051	36,683
Total current assets		864,398	1,019,286
Restricted cash, non-current		1,119	1,116
Property and equipment, net	5	46,084	47,389
Operating lease right-of-use assets		14,897	19,152
Land use rights, net		2,884	2,853
Intangible assets, net	6	85,295	76,144
Deferred tax assets		6,481	3,390
Other non-current assets		2,738	3,054
Total assets		1,023,896	1,172,384
Liabilities and shareholders’ equity
Current liabilities
Accounts payable		120,246	141,608
Current operating lease liabilities		5,528	6,344
Short-term debt	10	252,365	204,530
Other current liabilities	11	46,110	63,684
Total current liabilities		424,249	416,166
Deferred income		26,242	27,333
Non-current operating lease liabilities		9,556	13,385
Other non-current liabilities		570	—
Total liabilities		460,617	456,884
Commitments and contingencies (Note 16)
Shareholders’ equity
Ordinary shares (par value of $0.000006 per share; 5,000,000,000 shares authorized; 1,134,218,030 and 1,113,822,550 shares issued as of September 30, 2026 and December 31, 2025, respectively; 1,124,322,530 and 1,106,389,340 shares outstanding as of September 30, 2026 and December 31, 2025, respectively)		7	7
Additional paid-in capital		3,384,485	3,343,469
Accumulated deficit		(2,776,597)	(2,628,620)
Accumulated other comprehensive (loss) income		(10,861)	29,697
Treasury Stock (at cost, 9,895,500 and 7,433,210 shares as of September 30, 2026 and December 31, 2025, respectively)		(33,755)	(29,053)
Total shareholders’ equity		563,279	715,500
Total liabilities and shareholders’ equity		1,023,896	1,172,384
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Operations
(in thousands of $, except for number of shares and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2026	2025	2026	2025
Revenues
Product revenue, net	7	107,648	115,361	308,955	330,095
Collaboration revenue	7	560	734	5,175	2,464
Total revenues		108,208	116,095	314,130	332,559
Expenses
Cost of product revenue		(51,305)	(46,764)	(137,782)	(128,219)
Cost of collaboration revenue		—	(119)	(20)	(531)
Research and development		(49,810)	(47,928)	(177,167)	(159,271)
Selling, general, and administrative		(70,071)	(70,106)	(208,013)	(204,566)
Loss from operations		(62,978)	(48,822)	(208,852)	(160,028)
Interest income		5,731	8,345	18,057	25,794
Interest expenses		(1,577)	(1,400)	(4,801)	(3,848)
Foreign currency gains		10,528	6,422	40,430	9,909
Other income (expense), net		288	(508)	5,735	3,045
Loss before income tax		(48,008)	(35,963)	(149,431)	(125,128)
Income tax benefit	8	1,872	—	1,454	—
Net loss		(46,136)	(35,963)	(147,977)	(125,128)
Loss per share - basic and diluted	9	(0.04)	(0.03)	(0.13)	(0.11)
Weighted-average shares used in calculating net loss per ordinary share - basic and diluted		1,123,397,940	1,102,072,680	1,116,916,210	1,091,690,340
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands of $)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	(46,136)	(35,963)	(147,977)	(125,128)
Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustments	(11,075)	(6,703)	(40,558)	(10,870)
Comprehensive loss	(57,211)	(42,666)	(188,535)	(135,998)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands of $, except for number of shares)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2025	1,113,822,550	7	3,343,469	(2,628,620)	29,697	(7,433,210)	(29,053)	715,500
Issuance of ordinary shares upon vesting of restricted shares	371,630	0	0	—	—	—	—	—
Exercise of share options	4,641,010	0	833	—	—	—	—	833
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,169,360)	(2,268)	(2,268)
Share-based compensation	—	—	13,524	—	—	—	—	13,524
Net loss	—	—	—	(51,016)	—	—	—	(51,016)
Foreign currency translation	—	—	—	—	(14,592)	—	—	(14,592)
Balance at March 31, 2026	1,118,835,190	7	3,357,826	(2,679,636)	15,105	(8,602,570)	(31,321)	661,981
Issuance of ordinary shares upon vesting of restricted shares	8,585,230	0	0	—	—	—	—	—
Exercise of share options	4,801,890	0	1,031	—	—	—	—	1,031
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(1,174,350)	(2,200)	(2,200)
Share-based compensation	—	—	11,941	—	—	—	—	11,941
Net loss	—	—	—	(50,825)	—	—	—	(50,825)
Foreign currency translation	—	—	—	—	(14,891)	—	—	(14,891)
Balance at June 30, 2026	1,132,222,310	7	3,370,798	(2,730,461)	214	(9,776,920)	(33,521)	607,037
Issuance of ordinary shares upon vesting of restricted shares	455,990	0	0	—	—	—	—	—
Exercise of share options	1,539,730	0	2,688	—	—	—	—	2,688
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(118,580)	(234)	(234)
Share-based compensation	—	—	10,999	—	—	—	—	10,999
Net loss	—	—	—	(46,136)	—	—	—	(46,136)
Foreign currency translation	—	—	—	—	(11,075)	—	—	(11,075)
Balance at September 30, 2026	1,134,218,030	7	3,384,485	(2,776,597)	(10,861)	(9,895,500)	(33,755)	563,279

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury Stock		Total
	Number of Shares	Amount				Shares	Amount
Balance at December 31, 2024	1,082,614,740	7	3,264,295	(2,453,083)	50,515	(4,912,200)	(20,836)	840,898
Issuance of ordinary shares upon vesting of restricted shares	137,540	0	0	—	—	—	—	—
Exercise of share options	6,324,120	0	3,733	—	—	—	—	3,733
Issuance cost of the follow-on public offering	—	—	(28)	—	—	—	—	(28)
Share-based compensation	—	—	15,800	—	—	—	—	15,800
Net loss	—	—	—	(48,438)	—	—	—	(48,438)
Foreign currency translation	—	—	—	—	(1,212)	—	—	(1,212)
Balance at March 31, 2025	1,089,076,400	7	3,283,800	(2,501,521)	49,303	(4,912,200)	(20,836)	810,753
Issuance of ordinary shares upon vesting of restricted shares	9,698,120	0	0	—	—	—	—	—
Exercise of share options	5,258,390	0	7,718	—	—	—	—	7,718
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(7,820)	(27)	(27)
Share-based compensation	—	—	16,973	—	—	—	—	16,973
Net loss	—	—	—	(40,727)	—	—	—	(40,727)
Foreign currency translation	—	—	—	—	(2,955)	—	—	(2,955)
Balance at June 30, 2025	1,104,032,910	7	3,308,491	(2,542,248)	46,348	(4,920,020)	(20,863)	791,735
Issuance of ordinary shares upon vesting of restricted shares	593,670	0	0	—	—	—	—	—
Exercise of share options	8,672,580	0	2,143	—	—	—	—	2,143
Receipt of shares netted to satisfy tax withholding obligations related to share-based compensation	—	—	—	—	—	(2,513,190)	(8,190)	(8,190)
Share-based compensation	—	—	16,923	—	—	—	—	16,923
Net loss	—	—	—	(35,963)	—	—	—	(35,963)
Foreign currency translation	—	—	—	—	(6,703)	—	—	(6,703)
Balance at September 30, 2025	1,113,299,160	7	3,327,557	(2,578,211)	39,645	(7,433,210)	(29,053)	759,945
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. “0” in above table means less than 1,000 dollars.

Zai Lab Limited
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands of $)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	(147,977)	(125,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	(12)	—
Inventory write-down	13,615	919
Depreciation and amortization expenses	12,528	11,094
Amortization of deferred income	(4,322)	(3,991)
Share-based compensation	36,464	49,696
Loss from fair value changes of equity investment with readily determinable fair value	—	1,912
Losses on disposal of property and equipment	48	235
Noncash lease expenses	4,886	7,249
Debt issuance costs	—	194
Foreign currency remeasurement impact	(40,430)	(9,909)
Changes in operating assets and liabilities:
Accounts receivable	43,937	726
Notes receivable	2,535	(15,223)
Inventories	(20,162)	(28,112)
Prepayments and other current assets	(6,548)	(1,789)
Deferred tax assets	(2,943)	—
Other non-current assets	389	599
Accounts payable	(3,216)	(426)
Other current liabilities	(19,912)	(6,769)
Operating lease liabilities	(4,996)	(6,405)
Deferred income	2,360	361
Other non-current liabilities	570	—
Net cash used in operating activities	(133,186)	(124,767)
Cash flows from investing activities
Proceeds from maturity of short-term investment	—	330,000
Proceeds from the sale of equity investment	—	1,203
Purchases of property and equipment	(3,451)	(7,424)
Proceeds from the sale of property and equipment	270	85
Acquisition of intangible assets	(33,205)	(4,702)
Net cash (used in) provided by investing activities	(36,386)	319,162
Cash flows from financing activities
Proceeds from short-term debt	225,674	185,564
Repayment of short-term bank borrowings	(187,173)	(116,941)
Payments of debt issuance costs	—	(194)
Proceeds from exercises of stock options	4,530	13,426
Payments of public offering costs	—	(854)
Employee taxes paid related to net share settlement of equity awards	(4,701)	(8,218)
Net cash provided by financing activities	38,330	72,783
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,330	311
Net (decrease) increase in cash, cash equivalents and restricted cash	(129,912)	267,489
Cash, cash equivalents and restricted cash - beginning of period	780,689	550,781
Cash, cash equivalents and restricted cash - end of period	650,777	818,270
Supplemental disclosure on non-cash investing and financing activities
Payables for purchase of property and equipment	895	468
Payables for acquisition of intangible assets	196	1,158
Payables for public offering costs	168	168
Receivables for stock option exercise under equity incentive plans	22	239
Supplemental disclosure of cash flow information
Cash paid for interest	4,339	3,610
Cash paid for income tax	1,190	—
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
(d) Fair Value Measurements
Financial instruments of the Company primarily include cash and cash equivalents, current restricted cash, short-term investments, accounts receivable, notes receivable, prepayments and other current assets, non-current restricted cash, accounts payable, short-term debt, and other current liabilities. As of September 30, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, current restricted cash, short-term investments, accounts receivable,

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements prepayments and other current assets, accounts payable, short-term debt, and other current liabilities approximated their fair value due to the short-term maturity of these instruments, and the carrying value of notes receivable and non-current restricted cash approximated their fair value based on the assessment of the ability to recover these amounts.
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
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents ($ in thousands):

	September 30, 2026	December 31, 2025
Cash	548,414	678,358
Cash equivalents (i)	1,244	1,215
	549,658	679,573
Denominated in:
US$	532,194	651,196
Renminbi (“RMB”) (ii)	12,066	25,358
Hong Kong dollar (“HK$”)	4,744	2,020
Australian dollar (“A$”)	443	538
Taiwan dollar (“TW$”)	211	461
	549,658	679,573
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
4. Inventories, Net
The following table presents the Company’s inventories, net ($ in thousands):

	September 30, 2026	December 31, 2025
Finished goods	57,258	45,848
Raw materials	24,190	23,106
Work in progress	3,844	5,791
Inventories, net	85,292	74,745
The Company writes down inventory for any excess or obsolete inventory or when the Company believes that the net realizable value of inventory is less than the carrying value. The Company recorded write-downs in inventory, which were included in cost of product revenue, of $7.5 million and $13.6 million in the three and nine months ended September 30, 2026, respectively, and $0.6 million and $0.9 million in the three and nine months ended September 30, 2025, respectively. The inventory write-down in the three and nine months ended September 30, 2026 was mainly related to VYVGART Hytrulo.
5. Property and Equipment, Net
The following table presents the components of the Company’s property and equipment, net ($ in thousands):

	September 30, 2026	December 31, 2025
Office equipment	1,223	1,201
Electronic equipment	13,274	10,964
Vehicle	209	200
Laboratory equipment	20,507	20,040
Manufacturing equipment	18,857	17,948
Leasehold improvements	14,624	14,049
Building	25,668	24,596
Construction in progress	1,544	554
	95,906	89,552
Less: accumulated depreciation	(49,822)	(42,163)
Property and equipment, net	46,084	47,389
Depreciation expense was $2.3 million and $7.0 million in the three and nine months ended September 30, 2026, respectively, and $2.4 million and $6.7 million in the three and nine months ended September 30, 2025, respectively.
6. Intangible Assets, Net
The following table presents the components of the Company’s intangible assets, net ($ in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Commercial products (i)	98,308	(13,663)	84,645	83,203	(8,056)	75,147
Software	4,623	(3,973)	650	4,461	(3,464)	997
Total	102,931	(17,636)	85,295	87,664	(11,520)	76,144

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
Amortization expense was $2.1 million and $5.5 million in the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.4 million in the three and nine months ended September 30, 2025, respectively. The weighted-average remaining amortization period for intangible assets for commercial products and software was 8.5 years and 1.8 years, respectively.
7. Revenues
Product Revenue, Net
The Company’s product revenue is derived from the sales of its commercial products in Greater China. The table below presents the Company’s gross and net product revenue ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue - gross	115,784	127,103	331,713	355,965
Less: Rebates and sales returns	(8,136)	(11,742)	(22,758)	(25,870)
Product revenue - net	107,648	115,361	308,955	330,095
Sales rebates are offered to distributors in mainland China, and the amounts are recorded as a reduction of product revenue. Estimated rebates are determined based on contracted rates, sales volumes, and level of distributor inventories.
The following table presents the Company’s net revenue by commercial program ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ZEJULA	32,284	42,432	94,330	133,002
VYVGART / VYVGART Hytrulo	24,071	27,727	65,488	72,329
NUZYRA	21,089	15,430	54,448	44,840
OPTUNE	7,821	12,657	32,093	36,375
QINLOCK	8,829	8,901	27,404	25,946
XACDURO	8,421	6,445	24,950	12,184
AUGTYRO	2,822	1,677	6,827	4,702
KarXT	2,015	—	2,567	—
Other (i)	296	92	848	717
Product revenue - net	107,648	115,361	308,955	330,095
(i)Other includes product candidates sold in patient programs prior to commercialization.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
Collaboration Revenue
Collaboration revenue was $0.6 million and $5.2 million in the three and nine months ended September 30, 2026, respectively, and $0.7 million and $2.5 million in the three and nine months ended September 30, 2025, respectively, and mainly related to a regional license and collaboration arrangement and promotional activities in mainland China.
8. Income Tax
Income tax benefit was $1.9 million and $1.5 million in the three and nine months ended September 30, 2026, respectively, primarily due to the deferred tax benefit related to the inventory provision. Income tax expense was nil in both the three and nine months ended September 30, 2025 as the Company’s subsidiaries were in cumulative loss positions.
9. Loss Per Share
The following table presents the computation of the basic and diluted net loss per share ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	(46,136)	(35,963)	(147,977)	(125,128)
Denominator:
Weighted-average number of ordinary shares - basic and diluted	1,123,397,940	1,102,072,680	1,116,916,210	1,091,690,340
Net loss per share - basic and diluted	(0.04)	(0.03)	(0.13)	(0.11)
As a result of the Company’s net loss in the three and nine months ended September 30, 2026 and 2025, share options and non-vested restricted shares outstanding in the respective periods were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

	September 30,
	2026	2025
Share options	69,449,220	81,532,890
Non-vested restricted shares	22,087,660	25,790,340

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
10. Borrowings
The Company has debt arrangements with the Bank of China, SPD Bank, CMB, BOCOM, Ningbo Bank, and CIB to support its working capital needs in mainland China. The following table presents the Company’s short-term debt and weighted-average interest rate per annum ($ in thousands):

	September 30, 2026		December 31, 2025
Bank of China Working Capital Loans	2.17%	74,832	2.36%	69,427
SPD Bank Working Capital Loans	2.43%	22,271	2.80%	28,454
China Merchants Bank Working Capital Loans	2.42%	59,242	2.65%	42,683
Bank of Communications Working Capital Loans	2.50%	44,543	2.75%	42,682
Ningbo Bank Discounted Bills	1.60%	6,934	1.60%	7,057
Industrial Bank Working Capital Loans	2.47%	44,543	2.60%	14,227
Total short-term debt	2.35%	252,365	2.55%	204,530
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
Bank of Communications Working Capital Loan Facility
In January 2025, the Company entered into a guarantee contract with Bank of Communications Co., Ltd. Shanghai Zhangjiang Sub-Branch (“BOCOM”) pursuant to which the Company will guarantee working capital loans from BOCOM to Zai Lab Shanghai, and Zai Lab Shanghai entered into a working capital loan contract with BOCOM with respect to a revolving credit facility that expired in September 2025. In February 2026, the Company replaced the expired credit facility with a new revolving credit facility of up to RMB300.0 million (approximately $43.6 million) with BOCOM that will expire in February 2029, and entered into a new guarantee contract with BOCOM pursuant to which the Company will

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements provide a maximum-amount guarantee of RMB330.0 million (approximately $47.9 million). Each working capital loan has a one-year term and is subject to a floating interest rate, which is subject to adjustment every three months.
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
Industrial Bank Working Capital Loans
On October 13, 2025, the Company entered into a maximum amount guarantee contract with Industrial Bank Co., Ltd., Shanghai Gubei Branch (“CIB”) pursuant to which the Company will guarantee working capital loans of up to RMB300.0 million (approximately $42.1 million) from CIB to its wholly-owned subsidiary, Zai Lab Shanghai, and Zai Lab Shanghai entered into a credit line contract with CIB with respect to the RMB300.0 million revolving credit facility. The credit facility expired in May 2026. Each working capital loan has a one-year term and is subject to a fixed interest rate.
11. Other Current Liabilities
The following table presents the Company’s other current liabilities ($ in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll	22,112	28,485
Accrued professional service fees	3,106	2,948
Payables for purchase of property and equipment	895	486
Accrued rebate to distributors	13,174	19,388
Tax payables	3,472	5,303
Other (i)	3,351	7,074
Total	46,110	63,684
(i)Other primarily includes accrued travel, business-related expenses, and advance payments from partners.
12. Related Party Transactions
In January 2025, the Company entered into a license agreement with Zenas BioPharma (HK) Limited, a subsidiary of Zenas BioPharma, Inc. (“Zenas”), pursuant to which the Company obtained a license under certain patents and know-how of Zenas to develop and commercialize products containing a differentiated humanized monoclonal antibody targeting IGF-1R as an active ingredient in Greater China. One of the members of the Company’s Board of Directors, Mr. Moulder, is also the Chairman of the Board of Directors and Chief Executive Officer of Zenas. The Company recorded a $10.0 million upfront fee into research and development expenses in the first quarter of 2025. As of September 30, 2026, the Company may be required to pay an additional aggregate amount of up to $117.0 million in development and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high-single digits to mid-teens on annual net sales of the licensed products in the licensed territories.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
13. Share-Based Compensation
During the nine months ended September 30, 2026, the Company granted share options to purchase up to 11,439,690 ordinary shares and restricted shares representing 12,722,240 ordinary shares under its equity incentive plans. The share options granted have a contractual term of ten years. Share options granted since April 2023 generally vest ratably over a four-year period, and share options granted prior to April 2023 generally vest ratably over a five-year period, with 25% or 20% of the awards vesting on each anniversary of the grant date, respectively, subject to continued employment/service with the Company on the vesting date. The restricted shares granted generally vest ratably over a specified period on the anniversary of the grant date, subject to continued employment/service with the Company on the vesting date. For a description of the Company’s equity incentive plans and more details on the terms of the share-based awards, see Note 15 in the 2025 Annual Report.
During the nine months ended September 30, 2026, the Company also granted cash-settled performance-based restricted shares representing 1,169,170 ordinary shares under its equity incentive plans. These awards will vest on the third anniversary of the grant date and will be settled in cash based on value of the Company’s ordinary shares on the vesting date. These awards are accounted for as liability awards and their fair value is measured at the end of each reporting period. The related liability of $0.6 million is recorded in other non‑current liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2026, and the related compensation expense of $0.3 million and $0.6 million were recorded in stock‑based compensation in the unaudited condensed consolidated statements of operations in the three and nine months ended September 30, 2026.
The following table presents the share-based compensation expense that has been reported in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	7,756	10,945	25,826	32,415
Research and development	3,588	5,978	11,208	17,281
Total	11,344	16,923	37,034	49,696
14. License and Collaboration Agreements
The Company has entered into various license and collaboration agreements with third parties to develop and commercialize product candidates.
Significant License and Collaboration Arrangements
For a description of the material terms of the Company’s significant license and collaboration agreements, see Note 16 in the 2025 Annual Report. In the nine months ended September 30, 2026, the Company did not enter into any new significant license or collaboration agreements. The following includes a description of milestone fees incurred in the nine months ended September 30, 2026 under the Company’s significant license and collaboration agreements.
License and Collaboration Agreement with MediLink Therapeutics (DLL3-Targeting ADC)
Under the terms of the Company’s license and collaboration agreement with MediLink, the Company recorded an $8.0 million development milestone fee into research and development expenses in the first quarter of 2026. As of September 30, 2026, the Company may be required to pay an additional aggregate amount of up to $584.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from high single digits to low-teens on annual net sales of the licensed products in the licensed territory.

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
Collaboration and License Agreement with Pfizer (Tisotumab Vedotin)
Under the terms of the Company’s license and collaboration agreement with Seagen (a company later acquired by Pfizer), the Company recorded a regulatory milestone fee of $10.0 million as an intangible asset in the second quarter of 2026. As of September 30, 2026, the Company may be required to pay an additional aggregate amount of up to $248.0 million in development, regulatory, and sales-based milestones as well as certain royalties at tiered percentage rates ranging from mid-teens to low-twenties on annual net sales of the licensed products in the licensed territory.
Other License and Collaboration Arrangements That Are Not Individually Significant
The Company recorded upfront and milestone fees of $29.0 million into research and development expenses in the nine months ended September 30, 2026 for license and collaboration agreements that are not individually significant, including $25.0 million in license fees for a pre-clinical program that the Company terminated in the third quarter of 2026.
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
No appropriation to statutory reserves was made in the three and nine months ended September 30, 2026 and 2025 because the Chinese subsidiaries had substantial losses during such periods. The Company did not receive any distributions from its Chinese subsidiaries; such distributions were not permitted under Chinese laws and regulations due to the reserve requirements discussed above. As of both September 30, 2026 and December 31, 2025, amounts restricted included the paid-in capital of the Company’s subsidiaries in mainland China and were $516.0 million.
16. Commitments and Contingencies
(a) Purchase Commitments
As of September 30, 2026, the Company’s commitments were $0.7 million and related to capital expenditures that are contracted but not yet reflected in the unaudited condensed consolidated financial statements. These commitments were expected to be incurred within one year from September 30, 2026.
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

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
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
The following tables present disaggregated expenses that are regularly provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personnel compensation and related costs	16,678	21,539	57,861	68,067
Licensing fees	—	—	37,000	19,997
CROs/CMOs/Investigators expenses and other costs	33,132	26,389	82,306	71,207
Total research and development expenses	49,810	47,928	177,167	159,271

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Clinical programs	25,902	18,179	71,782	63,236
Pre-Clinical programs	3,296	1,982	34,621	10,365
Unallocated research and development expenses	20,612	27,767	70,764	85,670
Total research and development expenses	49,810	47,928	177,167	159,271

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personnel compensation and related costs	39,210	41,320	124,978	124,642
Other costs	30,861	28,786	83,035	79,924
Total selling, general, and administrative expenses	70,071	70,106	208,013	204,566

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling and marketing expenses	51,425	47,179	146,419	135,882
General and administrative expenses	18,646	22,927	61,594	68,684
Total selling, general, and administrative expenses	70,071	70,106	208,013	204,566

Zai Lab Limited
Notes to the unaudited condensed consolidated financial statements
18. Subsequent Events
On October 22, 2026, the Company entered into a securities purchase agreement with certain accredited investors, relating to the sale of 11,340,000 ADSs, each representing ten ordinary shares of the Company with a par value of $0.000006 per share, at an offering price of $22.04 per ADS in a private placement transaction. The private placement closed on October 27, 2026, and the Company received gross proceeds of approximately $250.0 million, resulting in net proceeds to the Company of approximately $241.2 million after deducting placement agent fees and other expenses. The Company intends to use the net proceeds to fund the development of pipeline assets and for working capital and other general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our 2025 Annual Report and our unaudited condensed consolidated financial statements and the accompanying notes for the three and nine months ended September 30, 2026 included in Item 1. Financial Statements.
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
Recent Developments
Commercial Products
Net product revenue was $107.6 million for the third quarter of 2026, a decrease of 7% compared to the prior year period, primarily driven by decreased revenue for ZEJULA, due to a shift in hospital utilization patterns following volume-based procurement for generic olaparib, OPTUNE, due to evolving competition in the glioblastoma market, and VYVGART, primarily due to a pricing adjustment related to NRDL renewal. These decreases were partially offset by increased sales for NUZYRA, supported by increased market coverage and penetration, increased sales for XACDURO, driven by strong patient demand and expanding hospital adoption but partially constrained by supply limitations, and KarXT, which was launched in June 2026.
Product Candidates
We continued to advance our product candidates through our research and development activities, including the following developments with respect to our clinical trials and regulatory approvals:
Oncology
•Zocilurtatug Pelitecan (Zoci, DLL3-Targeting ADC) (formerly ZL-1310): In October 2026, we presented promising data at the European Society for Medical Oncology Congress 2026 from the ongoing Phase 1 study evaluating zoci in combination with atezolizumab as a 1L treatment for ES-SCLC. At the selected zoci dose of 1.6 mg/kg, the zoci plus atezolizumab doublet achieved a confirmed objective response rate of 81.8% and an estimated 6-month progression-free survival rate of 81.9% among 33 efficacy evaluable patients in 1L ES-SCLC. Among the first 15 patients with at least six months of follow-up, who had a median follow-up of 10.0 months, median progression-free survival had not been reached. The doublet regimen was generally well tolerated, with 9.1% of patients experiencing Grade 3 or higher adverse events attributed to zoci and only one reported case of Grade 1 interstitial lung disease or pneumonitis. Based on the encouraging efficacy and favorable safety profile, Zai Lab is advancing the zoci 1.6 mg/kg plus atezolizumab doublet into a global Phase 3 study in 1L ES-SCLC.
Immunology, Neuroscience, and Infectious Disease
•ZL-1503 (IL-13/IL-31Rα): We expect to share initial first-in-human data from the single ascending dose (SAD) portion of the global Phase 1/1b study of ZL-1503 for atopic dermatitis in healthy volunteers at the American College of Allergy, Asthma & Immunology (ACAAI) 2026 Annual Scientific Meeting, taking place November 12–16, 2026. Findings will include pharmacokinetic data following single-dose administration, as well as pharmacodynamic data on atopic dermatitis-related biomarkers across a range of ZL-1503 doses. The presentation will also include initial safety and immunogenicity data. In August 2026, we initiated enrollment for a global Phase 1 intravenous-to-subcutaneous bioavailability bridging study.
•Efgartigimod (FcRn): In August 2026, we and our partner argenx announced positive topline results from the Phase 3 ALKIVIA study evaluating VYVGART Hytrulo in adults with autoimmune myositis. The study met its primary endpoint of mean Total Improvement Score at week 52 in the combined study population of immune-mediated necrotizing myopathy (“IMNM”) and dermatomyositis (“DM”) patients (p=0.0011). Patient improvements were observed early and sustained throughout the study, with a consistent treatment effect across IMNM and DM. We participated in the ALKIVIA study in Greater China.

In October 2026, argenx announced that it will discontinue the Phase 3 UNITY study of efgartigimod SC in adults with moderate-to-severe Sjögren’s disease. The decision is based on a recommendation from an Independent Data Monitoring Committee to stop the study for futility following an interim analysis, having concluded that the UNITY study is unable to meet its primary endpoint. Safety was consistent with efgartigimod’s established profile, and no new safety signals were identified.
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
License and Collaboration Arrangements
Our results of operations have been, and will continue to be, affected by our license and collaboration agreements. In accordance with these agreements, we may be required to make upfront payments and milestone payments upon the achievement of certain development, regulatory, and sales-based milestones for the relevant products as well as certain royalties at tiered percentage rates based on annual net sales of the licensed products in the licensed territories. As of September 30, 2026, we may in the future be required to pay development and regulatory milestone payments of up to an additional aggregate amount of $231.0 million for our current clinical programs and $421.0 million for other programs. Such development and regulatory milestone payments are contingent on the progress of our product candidates prior to commercialization, and we see these payments as favorable because they indicate that product candidates are advancing. As of September 30, 2026, we also in the future may be required to pay sales-based milestone payments of up to an additional aggregate amount of $2,351.0 million as well as certain royalties at tiered percentage rates on annual net sales. Such sales-based milestone and royalty payments are contingent on the performance of our commercial products, and we see these payments as favorable because they signify that a product is achieving higher sales levels.

Results of Operations
In this section, we discuss our results of operations for the three and nine months ended September 30, 2026 compared to the same periods in 2025.
The following table presents our results of operations ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues
Product revenue, net	107,648	115,361	(7,713)	(7)%	308,955	330,095	(21,140)	(6)%
Collaboration revenue	560	734	(174)	(24)%	5,175	2,464	2,711	110%
Total revenues	108,208	116,095	(7,887)	(7)%	314,130	332,559	(18,429)	(6)%
Expenses
Cost of product revenue	(51,305)	(46,764)	(4,541)	10%	(137,782)	(128,219)	(9,563)	7%
Cost of collaboration revenue	—	(119)	119	(100)%	(20)	(531)	511	(96)%
Research and development	(49,810)	(47,928)	(1,882)	4%	(177,167)	(159,271)	(17,896)	11%
Selling, general, and administrative	(70,071)	(70,106)	35	—%	(208,013)	(204,566)	(3,447)	2%
Loss from operations	(62,978)	(48,822)	(14,156)	29%	(208,852)	(160,028)	(48,824)	31%
Interest income	5,731	8,345	(2,614)	(31)%	18,057	25,794	(7,737)	(30)%
Interest expenses	(1,577)	(1,400)	(177)	13%	(4,801)	(3,848)	(953)	25%
Foreign currency gains	10,528	6,422	4,106	64%	40,430	9,909	30,521	308%
Other income (expense), net	288	(508)	796	(157)%	5,735	3,045	2,690	88%
Loss before income tax	(48,008)	(35,963)	(12,045)	33%	(149,431)	(125,128)	(24,303)	19%
Income tax benefit	1,872	—	1,872	NM	1,454	—	1,454	NM
Net loss	(46,136)	(35,963)	(10,173)	28%	(147,977)	(125,128)	(22,849)	18%
NM - Not Meaningful
Revenues
Product Revenue, Net
The following table presents net revenue by commercial program ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
ZEJULA	32,284	42,432	(10,148)	(24)%	94,330	133,002	(38,672)	(29)%
VYVGART / VYVGART Hytrulo	24,071	27,727	(3,656)	(13)%	65,488	72,329	(6,841)	(9)%
NUZYRA	21,089	15,430	5,659	37%	54,448	44,840	9,608	21%
OPTUNE	7,821	12,657	(4,836)	(38)%	32,093	36,375	(4,282)	(12)%
QINLOCK	8,829	8,901	(72)	(1)%	27,404	25,946	1,458	6%
XACDURO	8,421	6,445	1,976	31%	24,950	12,184	12,766	105%
AUGTYRO	2,822	1,677	1,145	68%	6,827	4,702	2,125	45%
KarXT	2,015	—	2,015	NM	2,567	—	2,567	NM
Other (i)	296	92	204	222%	848	717	131	18%
Total product revenue, net	107,648	115,361	(7,713)	(7)%	308,955	330,095	(21,140)	(6)%
NM - Not Meaningful
(i)Other includes product candidates sold in patient programs prior to commercialization.

Our product revenue is primarily derived from the sales of our commercial products in mainland China, net of sales returns and rebates to distributors with respect to the sales of these products.
Our net product revenue decreased by $7.7 million and $21.1 million in the three and nine months ended September 30, 2026, respectively, primarily driven by decreased revenue for ZEJULA, due to a shift in hospital utilization patterns following volume-based procurement for generic olaparib, OPTUNE, due to evolving competition in the glioblastoma market, and VYVGART, primarily due to a pricing adjustment related to NRDL renewal. These decreases were partially offset by increased sales for NUZYRA, supported by increased market coverage and penetration, increased sales for XACDURO, driven by strong patient demand and expanding hospital adoption but partially constrained by supply limitations, and KarXT, which was launched in June 2026.
Cost of Product Revenue
Cost of product revenue increased by $4.5 million and $9.6 million in the three and nine months ended September 30, 2026, primarily due to a shift in product mix and the inventory write-down in 2026.
Collaboration Revenue and Cost of Collaboration Revenue
In the nine months ended September 30, 2026, collaboration revenue increased by $2.7 million, mainly related to a regional license and collaboration arrangement. Collaboration revenue was insignificant in the three months ended September 30, 2026. Cost of collaboration revenue was insignificant in the three and nine months ended September 30, 2026.
Research and Development Expenses
The following table presents the components of our research and development expenses ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Personnel compensation and related costs	16,678	21,539	(4,861)	(23)%	57,861	68,067	(10,206)	(15)%
Licensing fees	—	—	—	NM	37,000	19,997	17,003	85%
CROs/CMOs/Investigators expenses and other costs	33,132	26,389	6,743	26%	82,306	71,207	11,099	16%
Total	49,810	47,928	1,882	4%	177,167	159,271	17,896	11%
NM - Not Meaningful
Research and development expenses remained relatively flat in the three months ended September 30, 2026, due to
•a decrease of $4.9 million in personnel compensation and related costs primarily driven by our resource prioritization and efficiency efforts; partially offset by
•an increase of $6.7 million in CROs/CMOs/Investigators expenses and other clinical and pre-clinical costs.
Research and development expenses increased by $17.9 million in the nine months ended September 30, 2026, primarily due to:
•an increase of $17.0 million in licensing fees in connection with increased upfront and milestone fees for our license and collaboration agreements;
•an increase of $11.1 million in CROs/CMOs/Investigators expenses and other clinical and pre-clinical costs; partially offset by
•a decrease of $10.2 million in personnel compensation and related costs primarily driven by our resource prioritization and efficiency efforts.

The following table presents our research and development expenses by program ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Clinical programs	25,902	18,179	7,723	42%	71,782	63,236	8,546	14%
Pre-Clinical programs	3,296	1,982	1,314	66%	34,621	10,365	24,256	234%
Unallocated research and development expenses	20,612	27,767	(7,155)	(26)%	70,764	85,670	(14,906)	(17)%
Total	49,810	47,928	1,882	4%	177,167	159,271	17,896	11%
In the three months ended September 30, 2026, research and development expenses attributable to clinical and pre-clinical programs increased by $7.7 million and $1.3 million, respectively, primarily driven by an increase in trial costs based on the progress of our studies.
In the nine months ended September 30, 2026, research and development expenses attributable to clinical programs increased by $8.5 million, primarily driven by an increase in trial costs based on the progress of our studies. Research and development expenses attributable to pre-clinical programs increased by $24.3 million, primarily driven by an increase in licensing fees for our license and collaboration agreements.
Although we manage our external research and development expenses by program, we do not allocate our internal research and development expenses by program because our employees and internal resources may be engaged in projects for multiple programs at any given time.
Selling, General, and Administrative Expenses
The following table presents our selling, general, and administrative expenses by category ($ in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Personnel compensation and related costs	39,210	41,320	(2,110)	(5)%	124,978	124,642	336	—%
Other costs	30,861	28,786	2,075	7%	83,035	79,924	3,111	4%
Total	70,071	70,106	(35)	—%	208,013	204,566	3,447	2%
Selling, general, and administrative expenses remained relatively flat in the three and nine months ended September 30, 2026, compared to the prior year periods, reflecting continued efforts to streamline the organization, optimize resource allocation, and enhance operating efficiency.
Interest Income
Interest income decreased by $2.6 million and $7.7 million in the three and nine months ended September 30, 2026, respectively, primarily due to decreased interest rates.
Interest Expense
Interest expense increased by $0.2 million and $1.0 million in the three and nine months ended September 30, 2026, respectively, primarily due to higher levels of short-term debt.
Foreign Currency Gains
Foreign currency gains increased by $4.1 million and $30.5 million in the three and nine months ended September 30, 2026, respectively, primarily due to appreciation of the RMB against the U.S. dollar.

Other Income (Expense), Net
Other income (expense), net was insignificant during three months ended September 30, 2026 and 2025. Other income, net increased by $2.7 million in the nine months ended September 30, 2026, primarily due to higher government grants.
Income Tax Benefit
Income tax benefit was $1.9 million and $1.5 million in the three and nine months ended September 30, 2026, respectively, primarily due to the deferred tax benefit related to the inventory provision. Income tax expense was nil in both the three and nine months ended September 30, 2025 as the Company’s subsidiaries were in cumulative loss positions.
Net Loss
Net loss was $46.1 million in the three months ended September 30, 2026, or a loss per ordinary share attributable to shareholders of $0.04 (or loss per ADS of $0.41), compared to a net loss of $36.0 million in the three months ended September 30, 2025, or a loss per ordinary share of $0.03 (or loss per ADS of $0.33).
Net loss was $148.0 million in the nine months ended September 30, 2026, or a loss per ordinary share attributable to shareholders of $0.13 (or loss per ADS of $1.32), compared to a net loss of $125.1 million in the nine months ended September 30, 2025, or a loss per ordinary share of $0.11 (or loss per ADS of $1.15).
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
Liquidity and Capital Resources
Our operations have consumed substantial amounts of cash since inception. The net cash used in our operating activities was $133.2 million and $124.8 million in the nine months ended September 30, 2026 and 2025, respectively. For information on our research and development activities and related expenditures, see the Research and Development Expenses, Selling, General, and Administrative Expenses, License and Collaboration Arrangements, and Results of

Operations sections above. In addition, as of September 30, 2026, we had commitments of $0.7 million related to capital expenditures.
To date, we have financed our activities primarily through private placements and public offerings, including our September 2017 initial public offering and various follow-on offerings on Nasdaq and our September 2020 secondary listing and initial public offering on the Hong Kong Stock Exchange. As of September 30, 2026, we have raised approximately $164.6 million in private equity financing and approximately $2,677.8 million in net proceeds from public offerings after deducting underwriting commissions and the offering expenses payable by us.
We have also identified opportunities to access capital through debt arrangements on favorable commercial terms. As of September 30, 2026, we had such debt arrangements with Chinese financial institutions that allow certain of our subsidiaries to borrow up to approximately $320.0 million (or RMB2,271.7 million) to support our working capital needs in mainland China. As of September 30, 2026, we had short-term debt outstanding of $252.4 million (or RMB1,699.7 million) pursuant to these debt arrangements. These debt arrangements provide us with additional capital capacity that will give us enhanced flexibility to execute our corporate strategic goals. For more information, see Note 10.
As of September 30, 2026, we had cash and cash equivalents, current restricted cash, and short-term investments of $659.7 million. Additionally, in October 2026, we entered into a securities purchase agreement with certain accredited investors and raised net proceeds of approximately $241.2 million from a private placement, after deducting placement agent fees and other offering expenses. We intend to use the net proceeds from this private placement to fund the development of pipeline assets and for working capital and other general corporate purposes. For more information, see Note 18. We believe we have sufficient capital to meet our cash requirements including the funding of operating expenses, capital expenditures, and debt obligations for at least the next 12 months.
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
The following table presents information regarding our cash flows ($ in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$
Net cash used in operating activities	(133,186)	(124,767)	(8,419)
Net cash (used in) provided by investing activities	(36,386)	319,162	(355,548)
Net cash provided by financing activities	38,330	72,783	(34,453)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,330	311	1,019
Net (decrease) increase in cash, cash equivalents and restricted cash	(129,912)	267,489	(397,401)
Net Cash Used in Operating Activities
Net cash used in operating activities increased by $8.4 million in the nine months ended September 30, 2026, primarily due to a decrease of $34.6 million in other adjustments to reconcile net loss to net cash used in operating activities and an increase of $22.8 million in net loss, partially offset by an increase of $49.1 million in net changes in operating assets and liabilities.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $36.4 million in the nine months ended September 30, 2026, compared to net cash provided by investing activities of $319.2 million in the nine months ended September 30, 2025, primarily due to a decrease of $330.0 million in proceeds from the maturity of short-term investments, an increase of $28.5 million from acquisitions of intangible assets, and a decrease of $1.2 million in proceeds from the sale of an equity investment, partially offset by a decrease of $4.0 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $34.5 million in the nine months ended September 30, 2026, primarily due to an increase of $70.2 million in repayment of short-term bank borrowings, a decrease of $8.9 million in proceeds from exercises of stock options, partially offset by an increase of $40.3 million in short-term debt proceeds and a decrease of $3.5 million in employee taxes paid related to net share settlement of equity awards.
Recently Issued Accounting Standards
For more information regarding recently issued accounting standards, see Part II – Item 8. Financial Statements and Supplementary Data – Recent Accounting Pronouncements in our 2025 Annual Report. The Company has not adopted any new accounting standards in the three and nine months ended September 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk including foreign exchange risk, credit risk, and interest rate risk.
Foreign Exchange Risk
Renminbi, or RMB, is not a freely convertible currency. The State Administration of Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The cash and cash equivalents of the Company included aggregated amounts of $12.1 million and $25.4 million, which were denominated in RMB, representing 2% and 4% of the cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively.
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
The carrying amounts of cash and cash equivalents, short-term investments, and restricted cash represent the maximum amount of losses due to credit risk. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $549.7 million and $679.6 million, respectively, restricted cash of $101.1 million, and short-term investments of $10.0 million. As of September 30, 2026 and December 31, 2025, all of our cash and cash equivalents, restricted cash, and short-term investments were held by major financial institutions located in mainland China and international financial institutions outside of mainland China which we believe are of high credit quality and for which we monitor continued credit worthiness.
Accounts receivable are typically unsecured and are derived from product revenue. We manage credit risk related to our accounts receivable through ongoing monitoring of outstanding balances and limiting the amount of credit extended based upon payment history and credit worthiness. Historically, we have collected receivables from customers within the credit terms with no significant credit losses incurred. As of September 30, 2026, our largest customer accounted for approximately 14% of our total accounts receivable.
Certain accounts receivable balances are settled in the form of notes receivable. As of September 30, 2026, such notes receivable included bank acceptance promissory notes that are non-interest bearing and due within six months. These notes receivable were used to collect the receivables based on an administrative convenience, given these notes are readily convertible to known amounts of cash. In accordance with the sales agreements, whether to use cash or bank acceptance promissory notes to settle the receivables is at our discretion, and this selection does not impact the agreed contractual purchase prices.
Interest Rate Risk
We are exposed to risks related to changes in interest rates on our cash and cash equivalents, restricted cash, and short-term investments. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $549.7 million and $679.6 million, respectively, restricted cash of $101.1 million, and short-term investments of $10.0 million. Our investment portfolio, which relates to cash equivalents and short-term investments, primarily consists of time deposits. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Given the short‑term nature of our deposits and investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. For example, a hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on future interest income.
We are also exposed to risks related to changes in interest rates on our short-term debt, which is currently subject to a mix of fixed and floating interest rates. As of September 30, 2026 and December 31, 2025, we had short-term debt of $252.4 million and $204.5 million, respectively. A 100-basis point increase in interest rates would not materially increase our interest expense. Our interest rate exposure from short-term debt is also offset by our exposure in cash and cash equivalents, restricted cash, and short-term investments, as discussed above. For more information on our short-term debt, see Note 10.
Item 4. Controls and Procedures
Management’s Evaluation of Our Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based upon that evaluation, our management has concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such item is defined in Rule 13a-15(f)) during the fiscal quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents acquisitions of the Company’s ADSs to satisfy tax withholding obligations due in connection with exercise of option shares or vesting of restricted shares during the third quarter of 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2026	11,431	19.14	—	—
August 1 – 31, 2026	427	25.90	—	—
September 1 – 30, 2026	—	—	—	—
Total	11,858
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Other than as described below, during the third quarter of 2026, none of the Company’s directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).
On September 16, 2026, F. Ty Edmondson, the Company’s Chief Legal Officer and Corporate Secretary, adopted a new written Rule 10b5-1 trading arrangement for (1) the sale of ADSs up to $300,000 and (2) the sale of up to 12,500 ADSs. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than September 16, 2027.

On August 11, 2026, William Lis, one of the Company’s directors, adopted a new written Rule 10b5-1 trading arrangement for the sale of up to 23,048 ADSs. This Rule 10b5-1 trading arrangement is scheduled to terminate no later than September 16, 2027.
Item 6. Exhibits.
Exhibit Index

Exhibit Number	Exhibit Title
10.1^	Addendum to Collaboration and License Agreement between argenx BV and Zai Auto Immune (Hong Kong) Limited, dated September 10, 2026
31.1	Certification of Chief Executive Officer Required by Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Required by Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Required by 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Required by 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZAI LAB LIMITED

Dated: November 5, 2026	By:	/s/ Yajing Chen
	Name:	Yajing Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)